Form 10-K
period 1997-12-31
NOBLE INTERNATIONAL LTD
filed 1998-03-18
CIK 1034258

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(Mark One)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                 TO

                        COMMISSION FILE NUMBER 001-13581
                            ------------------------

                           NOBLE INTERNATIONAL, LTD.
           (Exact name of the registrant as specified in its charter)

                        MICHIGAN                                                 38-3139487
            (State or other jurisdiction of                                   (I.R.S. Employer
             incorporation or organization)                                 Identification No.)

         33 BLOOMFIELD HILLS PARKWAY, SUITE 155
               BLOOMFIELD HILLS, MICHIGAN                                          48304
        (Address of principal executive offices)                                 (Zip Code)

                            ------------------------

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (248) 433-3093

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                  Title of each class                            Name of each exchange on which registered
               COMMON STOCK, NO PAR VALUE                                 AMERICAN STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                            ------------------------
                                (Title of class)
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     The aggregate market value of the shares of common stock, no par value ('Common Stock') held by non-affiliates of the registrant as of February 20, 1998, was approximately $34.4 million based upon the average of the high and low sales prices for the Common Stock on the American Stock Exchange on such date.

     The number of shares of the registrant's Common Stock outstanding as of February 20, 1998 was 7,160,168.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     Noble International, Ltd. ('Noble') was incorporated on October 3, 1993 in the State of Michigan. Since its formation in 1993, Noble has completed seven acquisitions (the 'Acquisitions'). As used in this Annual Report (the 'Report'), 'Company' refers to Noble and its subsidiaries and their combined operations, after consummation of all the Acquisitions.

     On January 1, 1997, the Company acquired all of the outstanding capital stock of Skandy Corp. ('Skandy') from Richard G. Skandalaris, the sole shareholder of Skandy, in exchange for 133,686 shares of the Company's common stock, no par value ('Common Stock') (the 'Skandy Acquisition'). Skandy is the sales and marketing subsidiary of the Company.

     On March 1, 1997, the Company, through its wholly-owned subsidiary Utilase Production Processing, Inc. ('UPP'), acquired certain assets of Utilase, Inc. ('Utilase') (the 'UPP Acquisition'). The UPP Acquisition purchase price was $850,000, evidenced by a promissory note (secured by the assets acquired). UPP provides the Company with both laser production welding and laser cutting capabilities, which the Company provides to customers such as GM and Chrysler, as well as to non-automotive customers.

     In July 1996, the Company acquired newly issued shares representing a 37.5% minority interest in Noble Metal Products, Inc. ('NMP') (formerly DCT Component Systems, Inc.) (the 'Initial NMP Acquisition') and, effective April 7, 1997, the Company acquired an additional 7.5% interest in NMP from the former president of NMP for an aggregate price of $1.00. The Company has also acquired the balance of NMP's outstanding capital stock from NMP's other shareholders effective November 24, 1997, for $1,000,000 in cash (the 'Final NMP Acquisition'). NMP provides progressive die stamping and operates one of only a few stamping facilities approved by Chrysler to provide extrusion stampings. Competitive Technologies Investment Company ('CTIC'), was purchased by the Company, through Noble Land Holdings, Inc. (a wholly-owned subsidiary formed for the purpose of the CTIC acquisition), concurrent with the consummation of the Final NMP Acquisition for no additional consideration other than assumption of the debt encumbering properties owned by CTIC aggregating approximately $4.4 million at December 31, 1997.

     On November 24, 1997, the Company acquired all of the outstanding shares of Utilase (the 'Utilase Acquisition'). The Utilase Acquisition purchase price was $8.2 million in cash, and an aggregate of approximately $10.1 million in principal amount of promissory notes. Utilase provides production and prototype laser processing services.

     In November 1997, the Company completed an initial public offering of 3.3 million shares of Common Stock resulting in gross proceeds of $29.7 million (the 'Offering').

     In February 1998, the Company initiated a plan for the realignment of its seven operating subsidiaries in order to provide greater integration of operations. Noble formed Noble Metal Technologies, Inc. ('NMT') and Noble Components & Systems, Inc. ('NCS') as wholly-owned subsidiaries and will contribute the capital stock of its other subsidiaries to NMT and NCS. The Company plans to conduct its metal processing and production operations through UPP, Utilase and NMP, as wholly-owned subsidiaries of NMT. The Company plans to conduct its component and systems business through Cass River Coatings, Inc. dba Vassar Industries ('Vassar'), Monroe Engineering Products, Inc. ('Monroe'), Prestolock International, Ltd. ('Prestolock') and Skandy, as wholly-owned subsidiaries of NCS.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     See Note L to the Consolidated Financial Statements of the Company included elsewhere in this Report.

NARRATIVE DESCRIPTION OF BUSINESS

     The Company is a full service, independent supplier of automotive components, component assemblies and value-added services to the automotive industry. The Company's customers include original equipment manufacturers ('OEMs'), such as General Motors ('GM'), Chrysler Corporation ('Chrysler'), Ford Motor Company ('Ford') and Mitsubishi Motors Manufacturing of America ('Mitsubishi'), and Tier I suppliers, such as Textron Automotive Company, GM/Delphi and United Technologies, Inc. The Company is a Tier II supplier that provides integrated manufacturing, design, planning, engineering and other value-added services to the automotive market.

     The Company's operations include, among other things: (i) laser welding of tailored blanks and laser welding and cutting of components; (ii) automotive component manufacturing utilizing progressive die stamping; (iii) design, engineering and assembly of automotive glovebox latches and other automotive component systems; (iv) painting and coating of automotive and non-automotive components; (v) other value-added services such as prototyping of automotive components and die design and construction; and (vi) assembly, machining and distribution of components used in machine tooling.

  PRODUCTS AND SERVICES

  Laser Welding and Cutting of Components

     The Company provides laser welding and cutting services for a variety of automotive components. The process of laser welding involves the concentration of a beam of light, producing energy densities of 16 to 20 million watts per square inch, at the point where two metal pieces are to be joined. Laser welding allows rapid weld speeds with low heat input, thus minimizing topical distortion of the metal and resulting in ductile and formable welds that have mechanical properties comparable to, or in some cases superior to, the metal being welded. Laser welds provide improved visual aesthetics as well as less likelihood of the rattling associated with multi-piece, spot-welded assemblies. The process of laser cutting involves the same concentrated light-beam production of energy, but uses a different wavelength and mode.

     Some of the laser processes performed by UPP for the Company include the laser welding of latch strike plates for Chrysler's B-van doors and the welding of covers onto fuel chargers as an aftermarket part. In addition, UPP also provides laser cutting services for the reverse transmission bands on certain Chrysler trucks and the hydroform rails for GM's Chevrolet Corvettes.

  Laser Welding of Tailored Blanks

     Utilase supplies laser welded tailored blanks to the automotive industry. Laser welding of blanks offers significant advantages over other blank welding technologies, including cost, weight and safety benefits. Utilase has developed a technology and production process that permits it to produce laser welded blanks more quickly and with higher quality and tolerance levels than its competitors. In 1995, the UltraLight Steel Auto Body Consortium, a worldwide industry association of steel producers, commissioned a study which concluded that laser welded tailored blanks will play a significant role in car manufacturing in the next decade as the automotive industry is further challenged to produce lighter cars for better fuel economy, with enhanced safety features and lower manufacturing costs. In addition, the study identified 18 potential applications for laser welding of tailored blanks per vehicle. An additional 13 potential applications have been identified by Utilase.

     Conventional blanks are cut from a single steel coil and possess a uniform thickness, strength, coating and alloy. In many cases, a particular product requires a part to possess different characteristics in certain areas. When conventional blanks are used, achieving these differences requires reinforcements and additional processing or the use of material with the required characteristic throughout the entire part. In addition, when conventional blanks are used, blanks must be stamped separately prior to being welded together. This results in increased design, assembly and tooling costs, as well as increased waste associated with cutting irregularly shaped parts for reinforcement from single sheets of steel.

     Tailored blanks are combinations of flat sheet metal of varying thickness, strength, coating and/or alloy which, when welded together prior to stamping, result in a product that possesses the desired characteristics in the appropriate areas of the finished stampings. The use of tailored blanks in automotive applications results in cost, weight and safety benefits. Use of tailored blanks frequently decreases the number of dies required to produce the finished product and eliminates the spot welds required to fasten reinforcements to conventional blanks. Steel utilization is also improved as a result of the ability to assemble smaller, irregular parts into a single tailored blank. In addition, by permitting the use of varying weights of steel and eliminating the need for reinforcements, tailored blanks can result in decreased vehicle weight and improved gas mileage. For each reinforcement included in a sub-assembly produced using conventional blanks, costs are incurred for design, development, engineering, prototyping and die tryout. The use of tailored blanks eliminates these costs and shortens the product development cycle.

     Tailored blanks improve dimensional accuracy by decreasing the number of separate components, eliminating the need for reinforcements and decreasing required assembly operations. This results in improved fit and finish, reduced wind noise and a quieter ride. Because tailored blanks are stamped after welding, the welds have higher reliability than spot welds made on conventional blanks after stamping. Weld defects on tailored blanks, if any, are likely to become apparent upon stamping, resulting in improved quality control. Tailored blanks can also improve the crashworthiness ratings of automobiles since their welds are stiffer and provide continuous load-carrying ability.

  Design and Engineering

     The development of new automobile models generally begins two to five years prior to the marketing of such models to the public. The Company's engineering staff typically works with OEM and Tier I engineers early in the development phase to design components to meet OEM or Tier I specifications on new or redesigned models. The Company presently offers engineering services for all its products.

     The Company designs, engineers and assembles automobile glovebox latches under the brand name Prestolock(Registered). The design and engineering of a new Prestolock(Registered) latch begins two to three years prior to actual production. After a new latch is designed, the Company produces prototype latches and builds the required tooling for production parts. The Company then contracts with manufacturers for the various component parts of the latch and begins the assembly planning process.

     Prestolock's engineers are included in the planning and design phase by both GM and Chrysler, and remain up to date with the new body platforms under consideration by the OEMs and Tier I instrument panel suppliers. Automotive glovebox latches are required to comply with certain safety standards and to be engineered to fit securely into the glovebox.

  Stamping, Painting and Assembly

     The Company, through NMP, manufactures a variety of automotive components utilizing progressive die stampings. Progressive die stamping is a process in which steel is passed through a series of dies in a stamping press in order to form the steel into three-dimensional parts. NMP's stamping presses range in size from 75 tons to 800 tons, providing the flexibility to stamp flat-rolled steel and steel blanks ranging in thickness from .028 inches to .25 inches. NMP's products are sold primarily to both OEMs and Tier I suppliers. NMP's stamping operations also include the production of parts through extrusion stamping, a process that involves the forcing of steel through a die opening, by restricting movement in other directions, in order to produce a product of uniform cross-sectional shape. NMP operates one of only a few stamping facilities approved by Chrysler to provide extrusion stampings.

     Through Vassar, the Company also provides painting and coating services to OEMs and Tier I suppliers on automotive components consigned to the Company for processing and re-delivery to the customer on a just-in-time basis. Since 1986, Vassar has operated as a dedicated GM/Delphi supplier, painting steering column component parts for GM/Delphi's Saginaw Steering Division. As an extension of its relationship with GM/Delphi, the Company also provides steering column sequencing and other assembly services.

     The Company also provides other value-added services such as prototyping and mold design and construction. The Company also designs, engineers and produces precision tools and dies for use in its own stamping operations.

  Distribution of Tooling Components

     The Company, through Monroe, distributes tooling components, including adjustable handles, hand wheels, plastic knobs, levers, handles, hydraulic clamps, drills, jigs and permanent magnets to non-automotive customers. The Company's primary tooling component product line is Kipp(Registered) brand standard and heavy duty adjustable handles, representing approximately one-half of its tooling component sales. The Company also distributes Elesa(Registered) brand high tensile plastic hand wheels, knobs, handles and levers, representing approximately one-quarter of tooling component sales. Although most tooling component products are sold off the shelf, the Company does perform some light machining of parts for custom orders.

     The Company is the primary North American distributor for Kipp(Registered) products and holds the U.S. patent rights to Kipp(Registered) adjustable handles. The Company also holds non-exclusive rights to distribute Elesa(Registered) products throughout North America.

  MARKETING

  Automotive Supply

     The Company's salesmen and project managers are involved in product planning and spend a significant amount of time consulting with OEM engineers in order to facilitate the integration of the Company's products into future automotive models.

     Orders for tailored blanks are typically placed by OEMs directly with producers of coiled steel. Further processing steps, such as blanking, are done either by the steel producer or by an independent processor sub-contracted by the steel producer. Project managers at Utilase work closely with OEMs during the design phase to promote the specification of Utilase as the processor prior to the placing of orders by OEMs with steel producers. Relationships with domestic steel producers are also maintained in order to obtain sub-contracting work for which no processor has been specified by an OEM.

  Tooling Components

     The Company's tooling component products are sold through catalogs as well as through a network of regional distributors of Kipp(Registered) and Elesa(Registered) products. There are approximately 78 wholesale distributors located throughout the United States offering the Company's products. These distributors sell to industrial manufacturing companies such as GM, Chrysler, Caterpillar Inc. and Deere & Company. In addition, there are three distributors of the Company's products in Canada and one in Mexico.

  RAW MATERIALS

     The raw materials required for the Company's operations include steel, paint, plastic and gases such as carbon dioxide and argon. The Company obtains its raw materials from a variety of suppliers. With the exception of Monroe's purchase of tooling components from Kipp(Registered) and Elesa,(Registered) the Company does not believe that it is dependent upon any of its suppliers despite concentration of purchasing of certain materials from a few sources. Approximately 65% of the paint used at Vassar is purchased from a single supplier, although other suppliers of the same or similar materials are readily available. The Company typically purchases its raw materials on a purchase order basis as needed and has generally been able to obtain adequate supplies of raw materials for its operations.

  PATENTS AND TRADEMARKS

     The Company holds the registered U.S. trademarks 'Presto(Registered)' and 'Prestolock(Registered)' used in connection with its glovebox latch business. The Company also holds U.S. Patent No. 4,598,614 entitled 'Hand Lever Turning Mechanism' which provides the Company with the exclusive right to distribute certain Kipp(Registered) brand adjustable handles, which incorporate such technology, in the United States. Utilase has proprietary technology and equipment that constitute trade secrets which it has chosen not to register in order to avoid public disclosure thereof.

  SEASONALITY

     The Company's business is largely dependent upon the automotive industry which is highly cyclical and is dependent on consumer spending. In addition, the automotive component supply industry is somewhat seasonal. Increased revenues and operating income are generally experienced during the second calendar quarter as a result of the automotive industry's spring selling season, the peak sales and production period of the year. Decreased revenues and operating income are generally experienced during July and December of each year as a result of scheduled OEM plant shut downs for vacations and holidays, as well as changeovers in production lines for the new model year.

  CUSTOMERS

     Sales to the automotive industry constitute a substantial portion of the Company's net sales. The Company's remaining sales are primarily to the tooling component industry. In 1997, sales to the automotive industry accounted for approximately 72% of the consolidated net sales of the Company (91% of its pro forma combined net sales giving effect to all of the Acquisitions) with GM, Chrysler, Ford and Mitsubishi, including their respective Tier I suppliers, accounting for substantially all of the Company's historical and pro forma net sales to the automotive industry.

     Historically, the Company's primary customer for Prestolock(Registered) latches has been GM, with the Company currently supplying approximately 58% of GM's glovebox latch requirements. Beginning in 1997, the Company also began supplying glovebox latches to Chrysler and management anticipates, based upon Chrysler's current production estimates, that the Company will supply approximately 42% of Chrysler's 1998 model year requirements.

  COMPETITION

     Both the automotive component supply and tooling component industries are highly competitive. Competition in the sale of all of the Company's products is primarily based on engineering, product design, process capability, quality, cost, delivery and responsiveness. Many of the Company's competitors are larger and have greater financial and other resources than the Company. The Company believes that its performance record places it in a strong competitive position. In addition, with respect to certain of its products, some of the Company's competitors, such as GM/Delphi, are divisions of its OEM customers.

  ENVIRONMENTAL MATTERS

     The Company is subject to environmental laws and regulations concerning emissions to the air, discharges to waterways, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company is also subject to other Federal and state laws and regulations regarding health and safety matters. Each of the Company's production facilities has permits and licenses allowing and regulating air emissions and water discharges. The Company believes that it is currently in compliance with applicable environmental and health and safety laws and regulations.

  EMPLOYEES

     As of December 31, 1997, the Company had approximately 705 employees, including 378 production employees, 21 engineering employees, 55 sales and clerical employees and 96 management and administrative employees, as well as approximately 77 leased production workers at Prestolock and

78 leased production workers at Utilase. All of the Company's operations are non-union except for Vassar, whose production workers are represented by the AFL-CIO. The AFL-CIO workers have been out on strike since August 1, 1997, however, production at Vassar has not been impacted due to the hiring of replacement workers. There has been no other recent history of labor strikes or unrest at any of the Company's facilities. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES.

     All of the Company's current operations, with the exception of two assembly plants, are conducted at facilities located in the greater Detroit area of Michigan. The Company's existing facilities are adequate for current operations.

     The following is a summary of the location, ownership status, size and function of each of the Company's facilities:

                                                            OWNED      APPROXIMATE
                                                             OR           SIZE
FACILITY LOCATION                                          LEASED       (SQ.FT.)             PRIMARY USE
-------------------------------------------------------   ---------    -----------   ----------------------------
Bloomfield Hills Pkwy, Bloomfield Hills, Michigan         Leased          10,145     Executive Offices,
                                                                                     Prestolock Sales and
                                                                                     Engineering
Enterprise Drive, Vassar, Michigan                        Owned           30,000     Painting and Assembly
Sherman Street, Vassar, Michigan                          Leased          14,600     Painting and Assembly
El Paso, Texas                                            Leased          24,200     Prestolock Assembly
34683 Centaur, Clinton Township, Michigan                 Owned            9,250     Warehouse
34660 Centaur, Clinton Township, Michigan                 Owned           54,470     Stamping
34706 Centaur, Clinton Township, Michigan                 Owned           12,692     Warehouse and Engineering
34728 Centaur, Clinton Township, Michigan                 Owned           13,675     Warehouse
34635 Nova, Mt. Clemens, Michigan                         Owned           12,200     Die Maintenance
Woodward Avenue, Bloomfield Hills, Michigan               Leased           1,417     Tooling Component Sales
Harbor Springs, Michigan                                  Owned            9,600     Tooling Component Warehouse
                                                                                     Distribution Facility
20201 Hoover Road, Detroit, Michigan                      Leased          11,110     Utilase Production Process
20101 Hoover Road, Detroit, Michigan                      Leased         210,000     Laser Welding and Tailored
                                                                                     Blanks
Brantford, Ontario, Canada                                Leased          89,330     Laser Welding and Tailored
                                                                                     Blanks

------------------
(1) Purchased pursuant to a Land Contract dated April 30, 1996 from the former controlling shareholder of Monroe who is currently an affiliate of the Company, for an aggregate purchase price of $500,000 payable in monthly installments of interest only at the rate of 12% per annum with all outstanding principal and accrued interest due April 30, 1998.

(2) The Hoover Road facilities are leased from entities controlled by an affiliate of the Company.

ITEM 3. LEGAL PROCEEDINGS.

     On May 6, 1997, Utilase filed an action in United States District Court, Eastern District of Michigan, against Olympic Steel, Inc. for breach of contract, misappropriation of trade secrets, and tortious interference of contract. Following the Utilase Acquisition, the former principal shareholder of Utilase, which is controlled by James Bronce Henderson III, will continue to have the right to control the actions of Utilase with respect to the litigation, including decisions with respect to whether to bring actions against additional parties, subject to the requirement of the Company's reasonable consent for any settlement. Any cash or property recovered in connection with the litigation will be divided equally with such former principal shareholder of Utilase and the Company's portion will be deposited into a sinking fund to be applied against payment of the Utilase promissory notes delivered by the Company in connection with the Utilase Acquisition.

     Except for the foregoing, the Company is not a party to any legal proceedings other than routine litigation incidental to its business, none of which is material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the American Stock Exchange ('AMEX') under the symbol NIL. The Common Stock commenced trading on AMEX on November 19, 1997 as a result of the Company's initial public offering. Prior to that date there was no public market for the Common Stock. The high and low closing sale prices for the Common Stock during the period from November 19, 1997 to December 31, 1997, as reported on AMEX, were $9.25 and $6.75, respectively.

     As of February 20, 1998 there were approximately 43 record holders and approximately 1300 beneficial owners of the Company's Common Stock.

DIVIDENDS

     The Company has not declared or paid any dividends on its Common Stock since its incorporation. The Company currently intends to retain any earnings to support its growth strategy and operation and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, the payment of dividends by the Company on the Common Stock is restricted by the Company's current bank loan agreements. Further, the promissory notes delivered by the Company in connection with the acquisition of Utilase requires the consent of the holders of 67% of the aggregate outstanding principal amount thereof for the Company to declare or pay any dividends on the Common Stock, other than in shares of capital stock.

RECENT SALES OF UNREGISTERED SECURITIES

     No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company during the period covered by this report, except for the following:

                                         DATE OF    NUMBER AND CLASS OF
NAME OR CLASS OF PERSON                   SALE             SHARES                     CONSIDERATION
--------------------------------------   -------    --------------------  --------------------------------------
Richard G. Skandalaris                    1/1/97    133,686 shares of     Issued pursuant to a Stock Exchange
                                                    Common Stock          Agreement between Noble and Skandy
Twenty-First Century Off-Shore Fund,     7/30/97    38,000 shares of      $3.8 million
Ltd.                                                Series A Preferred
                                                    Stock
Twenty-First Century Off-Shore Fund,     7/30/97    64,838 shares of      Issued in connection with concurrent
Ltd.                                                Common Stock          sale of Series A Preferred for no
                                                                          additional consideration

     The Company believes that the foregoing transactions were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act.

USE OF PROCEEDS OF OFFERING

     The Company's initial public offering of 3,300,000 shares of Common Stock pursuant to a Registration Statement on Form S-1 (Reg. No. 333-27149) was declared effective by the Securities and Exchange Commission on November 18, 1997 (the 'Offering'). The Offering closed on November 24, 1997. The managing underwriters of the Offering were BlueStone Capital Partners, L.P. and Rodman & Renshaw, Inc. The 3,300,000 shares of Common Stock were offered and sold at a price of $9.00 per share. The net proceeds received by the Company from the sale of the 3,300,000 shares of Common Stock were $26,258,000 after deducting underwriting discounts and offering expenses. The Company used the net proceeds as follows:

                                                                                                        PERCENTAGE
                                                                                                          OF NET
USE OF NET PROCEEDS                                                                    DOLLAR AMOUNT     PROCEEDS
------------------------------------------------------------------------------------   -------------    ----------
Reduction of financial institution debt(1)..........................................    $13,348,000         50.8%
Payments relating to Utilase Acquisition(2).........................................     10,450,000         39.8%
Payments relating to Final NMP Acquisition(3).......................................      1,960,000          7.5%
Payments relating to prior Acquisitions(4)..........................................        500,000          1.9%
                                                                                       -------------    ----------
     Total..........................................................................    $26,258,000        100.0%
                                                                                       -------------    ----------
                                                                                       -------------    ----------

------------------
(1) Includes: (i) $4.0 million for the repayment in full of amounts outstanding under NMP's revolving line of credit facility with CIT Group/Credit Finance, Inc. ('CIT'); (ii) $2.89 million for the repayment in full of the Company's term loan with Comerica Bank ('Comerica'); (iii) $2.2 million for the repayment in full of NMP's term loan with CIT; and (iv) $4.26 million for the partial repayment of amounts outstanding under Utilase's equipment purchase credit facility with Comerica.

(2) Includes: (i) the $8.2 million cash portion of the Utilase stock purchase price; (ii) $1.4 million payable to various employees and shareholders of Utilase and its parent company, DCTI, in consideration of their covenants not to compete; and (iii) $850,000 for the final payment due to the former shareholders of Utilase in connection with the UPP Acquisition.

(3) Includes: (i) $1.0 million for the purchase of the 55% interest in NMP and
    (ii) $960,000 to repay NMP's loan from DCTI assumed by the Company in connection with the Final NMP Acquisition, which loan bears interest at the rate of 10% per annum and which matured on the consummation of the Final NMP Acquisition.

(4) Includes $500,000 payable in connection with the Monroe Acquisition.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected historical financial data as of and for each of the four fiscal years in the period ended December 31, 1997 is derived from the audited financial statements of Noble and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

                                                                               DECEMBER 31,
                                                             ------------------------------------------------
                                                               1994         1995         1996         1997
                                                             ---------    ---------    ---------    ---------
                                                              (Dollars in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS:
  Net sales...............................................   $   3,305    $   4,442    $  16,187    $  24,363
  Cost of goods sold......................................       2,261        2,911       10,587       16,777
                                                             ---------    ---------    ---------    ---------
  Gross profit............................................       1,044        1,531        5,600        7,586
  Selling, general and administrative expense.............         915        1,030        5,088        5,698
                                                             ---------    ---------    ---------    ---------
  Operating profit........................................         129          501          512        1,888
  Equity in loss of unconsolidated subsidiary.............          --           --           95          126
  Interest income.........................................          --           --           (5)         (49)
  Interest expense........................................          24           24          555          755
  Sundry, net.............................................          (1)         (29)         (64)         (63)
                                                             ---------    ---------    ---------    ---------
  Earnings (loss) before income taxes and minority
     interest.............................................         106          506          (69)       1,119
  Minority interest.......................................          38           67           --           23
  Income tax expense......................................           8           30            7          379
                                                             ---------    ---------    ---------    ---------
  Net earnings (loss)                                        $      60    $     409    $     (76)   $     717
                                                             ---------    ---------    ---------    ---------
                                                             ---------    ---------    ---------    ---------
  Preferred dividend                                                --           --    $                  144
                                                             ---------    ---------    ---------    ---------
                                                             ---------    ---------    ---------    ---------
  Net earnings (loss) on common shares....................   $      60    $     409    $     (76)   $     573
                                                             ---------    ---------    ---------    ---------
                                                             ---------    ---------    ---------    ---------
  Net earnings (loss) per common share(1).................   $     .03    $     .10    $    (.02)   $     .13
                                                             ---------    ---------    ---------    ---------
  Weighted average common shares outstanding..............   1,535,170    2,807,390    3,820,390    4,285,134
OTHER FINANCIAL INFORMATION:
  EBITDA(2)...............................................   $     121    $     566    $     999    $   2,830
  Ratio of EBITDA to interest expense.....................        5.0x        23.6x         1.8x         3.7x
  Cash flow from:
     Operating............................................   $    (214)         392          913          264
     Investing............................................        (429)        (203)         270      (12,519)
     Financing............................................         645         (191)        (713)      14,136
                                                             ---------    ---------    ---------    ---------
  Net cash flow...........................................   $       2    $      (2)   $     470    $   1,881
                                                             ---------    ---------    ---------    ---------
                                                             ---------    ---------    ---------    ---------
CONSOLIDATED BALANCE SHEET DATA:
  Total assets............................................   $   1,189    $   1,785    $  11,533    $  67,101
  Working capital (deficiency)............................         295          349         (817)       5,564
  Total debt..............................................         213          218        8,675       28,264
  Shareholders' equity....................................         355          624          729       27,610

------------------
(1) Net earnings (loss) per common share data for 1994 and 1995 have been presented to reflect the pro forma tax effects attributable to Prestolock being taxed under Subchapter S of the Internal Revenue Code through December 31, 1995.

(2) EBITDA represents income before income taxes, plus interest expense and depreciation and amortization expense. EBITDA is not presented as, and should not be considered, an alternative measure of operating results or cash flows from operations (as determined in accordance with generally accepted accounting principles), but is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. While commonly used, however, EBITDA is not identically calculated by companies presenting EBITDA and is, therefore, not necessarily an accurate means of comparison and may not be comparable to similarly titled measures disclosed by the Company's competitors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth in 'Management's Discussion and Analysis of Financial Condition and Results of Operations' below includes 'forward looking statements' within the meaning of Section 27A of the Securities Act of 1933, and is subject to the safe harbor created by that section. Factors that could cause actual results to differ materially from those contained in the forward looking statements are set forth in 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

OVERVIEW

     The Company is a full service, independent supplier of automotive components, component assemblies and value-added services to the automotive industry. Pursuant to its strategic acquisition program, the Company has, since its formation in 1993, completed seven acquisitions. The Company completed its first acquisition in February 1994 by acquiring the assets of Prestolock. In January 1996, the Company completed the acquisition of all of the outstanding shares of Vassar and Monroe. In July 1996, the Company acquired a minority interest in NMP. In January 1997, the Company acquired all of the outstanding capital stock of Skandy. In March 1997, the Company, through UPP, acquired certain assets of Utilase. Concurrently with the consummation of the Offering on November 24, 1997, the Company also acquired all of the outstanding shares of Utilase and the balance of the shares of NMP.

     Prestolock commenced operations in February 1994, and subsequently incurred significant engineering and other start-up costs to improve its market position as a provider of glovebox latches to the automotive industry. The historical operating results which include these costs are not necessarily indicative of future operating results. As a result of the acquisition of Vassar, in January 1996, the Company enhanced its relationship with GM/Delphi, which the Company regards as a first step in realizing its strategy of providing multiple, integrated services to its automotive customers. NMP has experienced continued improvement in its operating results over the past three years. As a result of changes in NMP and the affiliation with Skandy, UPP and Utilase, it is anticipated that NMP's operating results in the future will vary from historical operating results due to strengthened sales efforts and the ability to provide assembled products using production laser welding processes. The results of UPP and Utilase are also expected to be impacted by the addition of a dedicated sales force. Management believes Utilase's growth has been limited by the funds available for both working capital requirements and capital expenditures for expanding capacity. The proceeds of the Offering, the increased availability created under the Company's new $35 million revolving line of credit and the cash generated from operations are expected to cause Utilase's future operating results to differ from its historical operating results.

     The following analysis of the financial condition and results of operations of the Company should be read in conjunction with 'Selected Financial Data' and the consolidated financial statements, including the notes thereto, of the Company included elsewhere in this Report. Except for the historical information contained herein, the discussion in this Report contains or may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and elsewhere in this Report. Historical results are not necessarily indicative of trends in operating results for any future periods. For example, labor interruptions at customers' plants during 1997 have resulted in lost sales and earnings before income taxes for the Company of $1.5 million and $0.5 million, respectively. In addition, a recent strike at Vassar has resulted in an estimated $0.3 million in increased costs bringing the total strike related reduction in earnings before income taxes to $0.8 million over the 1997 fiscal year.

RESULTS OF OPERATIONS

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996 (Pro Forma and Historical)

     The following table sets forth certain financial data for the Company both on a pro forma basis (giving effect to the Acquisitions) and on a historical basis. The pro forma information may not be indicative of actual results that would have been achieved if the Acquisitions had occurred at the beginning of the periods. See 'Pro Forma Financial Data' included as Exhibit 99.1 to this Report and the financial statements and notes thereto appearing elsewhere in this Report.

                             RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                                HISTORICAL
                                                                      PRO FORMA COMBINED        YEAR ENDED
                                                                          YEAR ENDED           DECEMBER 31,
                                                                         DECEMBER 31,       ------------------
                                                                             1997            1996       1997
                                                                      ------------------    -------    -------
Net sales..........................................................        $ 61,632         $16,187    $24,363
Cost of goods sold.................................................          44,743          10,587     16,777
                                                                      ------------------    -------    -------
Gross profit.......................................................          16,889           5,600      7,586
Selling, general, and administrative expense.......................          11,225           5,088      5,698
                                                                      ------------------    -------    -------
Operating profit...................................................           5,664             512      1,888
Interest expense...................................................           1,333             555        755
Sundry, net........................................................            (376)            (64)       (14)
                                                                      ------------------    -------    -------
Earnings (loss) before income taxes and minority interest..........           4,707             (69)     1,119
  Minority interest................................................              23              --         23
Income tax expense.................................................           1,592               7        379
                                                                      ------------------    -------    -------
Net earnings (loss)................................................        $  3,092         $   (76)   $   717
                                                                      ------------------    -------    -------
                                                                      ------------------    -------    -------

     Net Sales. The Company's pro forma combined net sales increased by $45.4 million, or 280.8%, to $61.6 million for the year ended December 31, 1997 from $16.2 million on a historical basis for the year ended December 31, 1996. The increase in sales is primarily a result of the acquisition of Utilase which contributed sales of $17.4 million, or 107.4%, and the acquisition of NMP which contributed sales of $24.8 million, or 153.1%.

     The Company's historical net sales increased by $8.2 million, or 50.5%, to $24.4 million from $16.2 million. The increase in sales is due to the acquisition of Utilase increasing sales $2.5 million, or 15.4%, the acquisition of NMP increasing sales $2.5 million, or 15.4%, the acquisition of UPP increasing sales $1.1 million, or 6.8%, and an increase in Prestolock's sales of $1.2 million, or 7.4%, to $6.7 million from $5.5 million, which was primarily attributable to new business for the GM and Chrysler glovebox latches.

     Cost of Goods Sold. The Company's pro forma combined cost of goods sold increased $34.2 million, or 322.6%, to $44.7 million for the year ended December 31, 1997 from $10.6 million on a historical basis for the year ended December 31, 1996. As a percent of net sales, pro forma combined cost of goods sold increased to 72.6% from 65.4% of pro forma net sales primarily due to the acquisition of NMP which had a cost of goods sold as a percent of net sales of 87.3% for the year ended December 31, 1997.

     The Company's historical cost of goods sold increased $6.2 million, or 58.5%, to $16.8 million for the year ended December 31, 1997 from $10.6 million for the year ended December 31, 1996. As a percent of net sales, cost of goods sold increased to 68.9% from 65.4% of net sales primarily due to the acquisition of NMP which had a cost of goods sold as a percent of net sales of 88.9% for the year ended December 31, 1997.

     Gross Profit. As a result of the foregoing factors, the Company's pro forma combined gross profit increased $11.3 million, or 201.8%, to $16.9 million for the year ended December 31, 1997 from $5.6 million for the year ended December 31, 1996.

     The Company's gross profit increased by $2.0 million, or 35.7%, to $7.6 million for the year ended December 31, 1997 from $5.6 million for the prior year period.

     Selling, General and Administrative Expenses. Pro forma combined selling, general and administrative expenses increased $6.1 million, or 119.6%, to $11.2 million for the year ended December 31, 1997 from $5.1 million for the year ended December 31, 1996. For the period ended December 31, 1997, selling, general and administrative expenses as a percent of net sales was 18.2%, as compared to 31.4% for the year ended December 31, 1996. Selling, general and administrative expenses increased due to the acquisition of Utilase by $3.9 million, or 87.2%, and due to the acquisition of NMP by $2.1 million, or 41.2%.

     Selling, general and administrative expenses of the Company increased by $0.6 million, or 12.0%, for the year ended December 31, 1997 as compared to the year ended December 31, 1996, due to the acquisitions of Utilase and NMP.

     Operating Profit. As a result of the foregoing factors, the Company's pro forma combined operating profit increased by $5.2 million, or 1,040%, to $5.7 million for the year ended December 31, 1997 from $0.5 million for the prior year.

     The Company's operating profit increased by $1.4 million, or 280.0%, to $1.9 million for the year ended December 31, 1997 from $0.5 million for the year ended December 31, 1996.

     Interest Expense. Pro forma combined interest expense increased $0.8 million, or 160.0%, to $1.3 million for the year ended December 31, 1997 from $0.5 million for the year ending December 31, 1996. The increase was primarily due to the acquisition of Utilase.

     The Company's interest expense increased $0.2 million, or 36.0%, to $0.8 million for the year ended December 31, 1997 from $0.6 million for the prior year period, primarily due to the financing obtained to support increased sales as well as the financing of the Utilase and NMP acquisitions.

     Net Earnings. As a result of the foregoing factors, the Company's pro forma combined net earnings increased by $3.2 million to $3.1 million for the period ended December 31, 1997 from $(0.1) million for the period ended December 31, 1996, after providing for income tax.

     The Company's consolidated net earnings increased by $0.8 million to $0.7 million for the year ended December 31, 1997 from $(0.1) million for the year ended December 31, 1996, primarily due to the acquisitions of Utilase, NMP and UPP.

  Fiscal Year Ended December 31, 1996 Compared to Fiscal Year Ended December 31, 1995 (Historical)

     Net Sales. Net sales increased $11.8 million, or 264%, to $16.2 million for the year ended December 31, 1996 from $4.4 million for the year ended December 31, 1995. The increase was primarily attributable to the acquisitions of Monroe and Vassar and new business at Prestolock relating to glovebox latches for GM. The acquisition of Monroe increased sales by $5.1 million, or 114.8%, for the year ended December 31, 1996. The acquisition of Vassar increased sales by $5.5 million, or 122.9%, for the year ended December 31, 1996. The Prestolock sales increased the Company's net sales by $1.1 million, or 24.7%, to $5.5 million for the year ended December 31, 1996.

     Cost of Goods Sold. Cost of goods sold increased $7.7 million, or 263.7%, to $10.6 million for the year ended December 31, 1996 from $2.9 million for the year ended December 31, 1995. As a percentage of net sales, cost of goods sold decreased to 65.4% for the year ended December 31, 1996 from 65.5% for the year ended December 31, 1995. The increase in cost of goods sold was primarily attributable to the acquisitions of Monroe and Vassar which increased the Company's cost of goods sold by $2.0 million and $4.4 million, respectively, for the year ended December 31, 1996, and the increased expenses at Prestolock related to the Company's investment in developing future glovebox latches.

     Gross Profit. As a result of the foregoing factors, gross profit increased $4.1 million, or 265.6%, to $5.6 million for the year ended December 31, 1996 from $1.5 million for the year ended December 31, 1995.

     Selling General and Administrative Expenses. Selling, general and administrative expenses increased $4.1 million, or 393.8%, to $5.1 million for the year ended December 31, 1996 from $1.0 million for the year ended December 31, 1995. The increase in selling, general and administrative expenses was primarily attributable to: (i) the Monroe and Vassar acquisitions, which increased such expenses by $1.6 million and $1.0 million, respectively, for the year ended December 31, 1996; (ii) an increase of $1.1 million for the year ended December 31, 1996, due to the establishment of Noble as a holding company and a bonus to Robert J. Skandalaris; and (iii) an increase of $0.3 million, or 34.4%, at Prestolock due to increased commissions on net sales, increased personnel and expenses incurred to move administration and engineering to Michigan.

     Operating Profit. As a result of the foregoing factors, operating profit increased $10,849, or 2.2%, to $0.5 million for the year ended December 31, 1996.

     Interest Expense. Interest expense increased $0.5 million, to $0.6 million for the year ended December 31, 1996 from $23,836 for the year ended December 31, 1995. This increase was primarily attributable to the financing of the acquisitions of Monroe and Vassar. Included in the interest expense for 1996 is imputed interest of $0.12 million on a related party note arising from the acquisition of Monroe.

     Net Earnings (Loss). As a result of the foregoing factors, net earnings decreased $0.5 million to a net loss of $76,363 for the year ended December 31, 1996 from net earnings of $0.4 million for the prior year after providing for the income tax effect.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equipment financing, bank financing and loans from shareholders. The Company's working capital needs and capital equipment requirements have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth in laser welded blanks, glovebox latch, and assembly operations. The anticipated increase in required working capital and capital equipment requirements, are expected to be met from the cash flow from operations, equipment financing and revolving credit borrowings. As of December 31, 1997, the Company had working capital of approximately $5.6 million.

     The Company generated cash flow from operations of $0.2 million for the year ended December 31, 1997. Cash flow from operating activities in the period was primarily the result of net earnings, depreciation and amortization offset by changes in working capital necessary to support increased sales. The Company used cash in investing activities of $(12.5) million for the year ended December 31, 1997. Cash used in investing activities during the year ended December 31, 1997 was primarily the result of the purchase of NMP and Utilase and the purchase of property, plant and equipment. The Company generated $14.2 million in cash flow from financing activities for the year ended December 31, 1997. The financing activities in the period were primarily the result of net repayments of bank debt used to finance the Company's operations, long term debt incurred for the purchase of Utilase, and the proceeds from the Offering.

     On December 30, 1997, the Company entered into an Amended and Restated Loan Agreement with Comerica Bank which provides the Company with a $35 million revolving line of credit facility (the 'New Comerica Line'). The New Comerica Line has a term of three years, is secured by a first priority security interest in the assets of the Company and its subsidiaries and provides for the issuance of up to $1 million in standby or documentary letters of credit. The New Comerica Line replaces the Company's and its subsidiaries' approximately $3.5 million of prior existing revolving credit facilities and approximately $3.7 million in original principal amount of term debt ($2.9 of which was still outstanding at December 30, 1997). The Company paid an up front fee of 25 basis points ($87,500) to Comerica in connection with the New Comerica Line.

     The New Comerica Line may be utilized for general corporate purposes, including working capital and acquisition financing. The New Comerica Line provides the Company with borrowing options for advances under the facility of either a 'Eurocurrency Rate' (Comerica's Eurodollar rate as adjusted for reserves and other regulatory requirements) or a 'Base Rate' (the higher of Comerica's prime rate or the federal funds rate plus 200 basis points), plus an applicable margin (ranging from 0% to 2.25%) based upon the Company's ratio of funded debt to EBITDA (earnings before interest expense, income taxes, depreciation and amortization expense). The New Comerica Line is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $20 million.

     The Company has, on a pro forma combined basis, from time to time been in violation of certain of its financial debt ratio covenants and covenants relating to the issuance of preferred stock and the payment of preferred stock dividends, requiring it to obtain waivers of default from its lenders. In addition, the Company has from time to time had to negotiate extensions relating to the payment of several of its debt obligations. As of the date of this Report, however, the Company is in compliance with all of its debt covenants.

     The liquidity provided by the reduction of the Company's existing credit facilities, combined with cash flow from operations is expected to be sufficient to meet the Company's currently anticipated working capital and capital expenditure needs for existing debt service and operations, for at least 12 months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such 12-month period. In addition, the Company intends to pursue, as part of its business strategy, future growth through opportunistic acquisitions of assets or companies involved in the automotive component supply industry, which acquisitions may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing in connection with such future acquisitions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

INFLATION

     Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had any material effect on its business over the past three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        NOBLE INTERNATIONAL, LTD. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants.....................................    17
Consolidated Balance Sheets--December 31, 1997 and 1996................................    18
Consolidated Statements of Operations--For the years ended December 31, 1997, 1996 and
  1995.................................................................................    20
Consolidated Statement of Shareholders' Equity--For the years ended December 31, 1997,
  1996 and 1995........................................................................    21
Consolidated Statements of Cash Flows--For the years ended December 31, 1997, 1996 and
  1995.................................................................................    22
Notes to Consolidated Financial Statements.............................................    24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Noble International, Ltd.

     We have audited the accompanying consolidated balance sheets of Noble International, Ltd. (a Michigan corporation) and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Noble International, Ltd. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP

Detroit, Michigan
February 12, 1998

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 31,
                                                                                    --------------------------
                                                                                       1996           1997
                                                                                    -----------    -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents......................................................   $   471,412    $ 2,352,814
  Accounts receivable, trade, net of allowance for doubtful accounts of $10,148
     and $168,932 at December 31, 1996 and 1997, respectively....................     1,566,551     11,507,622
  Due from shareholder...........................................................        60,000             --
  Inventories....................................................................     2,285,361      5,276,420
  Prepaid expenses and other assets..............................................       177,012        290,832
  Deferred income taxes..........................................................            --        158,000
                                                                                    -----------    -----------
          Total current assets...................................................     4,560,336     19,585,688

Property, plant and equipment, net...............................................     1,848,759     20,891,089

Other assets:
  Goodwill, net of accumulated amortization of $272,007 and $645,307 at December
     31, 1996 and 1997, respectively.............................................     5,026,254     24,822,746
  Covenants not to compete, net of accumulated amortization of $16,667 at
     December 31, 1997...........................................................            --      1,383,333
  Sundry.........................................................................        97,164        418,305
                                                                                    -----------    -----------
                                                                                      5,123,418     26,624,384
                                                                                    -----------    -----------
                                                                                    $11,532,513    $67,101,161
                                                                                    -----------    -----------
                                                                                    -----------    -----------

                                                                                           DECEMBER 31,
                                                                                    --------------------------
                                                                                       1996           1997
                                                                                    -----------    -----------
                             LIABILITIES AND EQUITY
Current Liabilities:
  Note payable to bank...........................................................   $ 1,402,708    $        --
  Current maturities of long-term debt...........................................     1,059,021        717,285
  Current maturities of notes payable--related parties...........................       882,613      2,386,792
  Current maturities of capital lease obligations                                            --         74,891
  Accounts payable...............................................................     1,359,127      7,055,130
  Accrued liabilities............................................................       666,673      3,495,552
  Income taxes payable...........................................................         7,200        291,848
                                                                                    -----------    -----------
       Total current liabilities.................................................     5,377,342     14,021,498

Long-term debt, excluding current maturities.....................................     3,830,477     13,766,144
Notes payable--related parties, excluding current maturities.....................     1,500,000     10,286,281
Capital lease obligations, excluding current maturities..........................            --        183,150
Investment in unconsolidated subsidiary..........................................        95,239             --
Deferred income taxes............................................................            --        384,000
Commitments and contingencies (Note I)...........................................            --             --
Preferred stock of subsidiary....................................................            --        850,000

Shareholders' equity:
  Preferred stock, $100 par value, 10% cumulative, authorized 150,000 shares.....            --             --
  Common stock, no par value, authorized 20,000,000 shares, issued and
     outstanding 3,726,482 and 7,160,168 shares in 1996 and 1997, respectively...     1,036,634     27,344,242
  Retained earnings (accumulated deficit)........................................      (307,179)       265,846
                                                                                    -----------    -----------
                                                                                        729,455     27,610,088
                                                                                    -----------    -----------
                                                                                    $11,532,513    $67,101,161
                                                                                    -----------    -----------
                                                                                    -----------    -----------

   The accompanying notes are an integral part of these financial statements

                   NOBLE INTERNATIONAL LTD., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            YEARS ENDED DECEMBER 31,
                                                                    ----------------------------------------
                                                                       1995          1996           1997
                                                                    ----------    -----------    -----------
Net sales........................................................   $4,442,225    $16,186,811    $24,363,138
Cost of goods sold...............................................    2,910,696     10,587,175     16,776,942
       Gross profit..............................................    1,531,529      5,599,636      7,586,196
Selling, general and administrative expenses.....................    1,030,263      5,087,521      5,698,331
                                                                    ----------    -----------    -----------
       Operating profit..........................................      501,266        512,115      1,887,865
Other income (expense):
  Equity in loss of unconsolidated subsidiary....................           --        (95,239)      (125,884)
  Interest income................................................           --          4,632         48,852
  Interest expense...............................................      (23,836)      (555,058)      (754,800)
  Sundry, net....................................................       29,036         64,387         62,853
                                                                    ----------    -----------    -----------
                                                                         5,200       (581,278)      (768,979)
                                                                    ----------    -----------    -----------
       Earnings (loss) before income taxes and minority
          interest...............................................      506,466        (69,163)     1,118,886
Minority interest................................................       67,195             --         22,961
                                                                    ----------    -----------    -----------
Earnings (loss) before income taxes..............................      439,271        (69,163)     1,095,925
  Income tax expense.............................................       30,562          7,200        378,900
                                                                    ----------    -----------    -----------
       Net earnings (loss).......................................      408,709        (76,363)       717,025
Preferred stock dividends........................................           --             --        144,000
                                                                    ----------    -----------    -----------
Earnings (loss) on common shares.................................   $  408,709    $    76,363    $   573,025
                                                                    ----------    -----------    -----------
                                                                    ----------    -----------    -----------
Basic and diluted earnings (loss) per common share...............                 $      (.02)   $       .13
                                                                                  -----------    -----------
                                                                                  -----------    -----------
Proforma earnings data:
  Earnings before income taxes as reported.......................   $  439,271
  Pro forma income tax expense...................................      169,000
                                                                    ----------
  Pro forma net earnings.........................................   $  270,271
                                                                    ----------
                                                                    ----------
  Pro forma net earnings per share...............................   $      .10
                                                                    ----------
                                                                    ----------

   The accompanying notes are an integral part of these financial statements

                   NOBLE INTERNATIONAL LTD., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                  RETAINED
                                                                                  EARNINGS
                                                   PREFERRED       COMMON       (ACCUMULATED
                                                     STOCK          STOCK         DEFICIT)         TOTAL
                                                   ----------    -----------    ------------    -----------
Balance at January 1, 1995 (2,673,704 shares)...   $       --    $   341,909     $   12,817     $   354,726
Dividend payable to Prestolock shareholders.....           --             --       (139,067)       (139,067)
Net earnings....................................           --             --        408,709         408,709
                                                   ----------    -----------    ------------    -----------
Balance at December 31, 1995....................           --        341,909        282,459         624,368
Transfer of capital attributable to termination
  of Prestolock S-Corporation election..........           --        513,275       (513,275)             --
Net loss........................................           --             --        (76,363)        (76,363)
Issuance of 1,052,778 shares of common stock....           --        181,450             --         181,450
                                                   ----------    -----------    ------------    -----------
Balance at December 31, 1996....................           --      1,036,634       (307,179)        729,455
Issuance of 38,000 shares of preferred stock....    3,446,600             --             --       3,446,600
Issuance of 198,524 shares of common stock......           --        402,900             --         402,900
Issuance of 3,300,000 shares of common stock....           --     26,258,108             --      26,258,108
Dividends paid on preferred stock...............           --             --       (144,000)       (144,000)
Redemption of 38,000 shares of preferred
  stock.........................................   (3,446,600)            --             --      (3,446,600)
Redemption of 64,838 shares of common stock.....           --       (353,400)            --        (353,400)
Net earnings....................................           --             --        717,025         717,025
                                                   ----------    -----------    ------------    -----------
Balance at December 31, 1997....................   $       --    $27,344,242     $  265,846     $27,610,088
                                                   ----------    -----------    ------------    -----------
                                                   ----------    -----------    ------------    -----------

   The accompanying notes are an integral part of these financial statements

                   NOBLE INTERNATIONAL LTD., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------
                                                                       1995          1996           1997
                                                                    ----------    -----------    -----------
Cash flows from operating activities:
  Net earnings (loss)............................................   $  408,709    $   (76,363)   $   717,025
  Adjustments to reconcile net earnings to net cash provided by operations
       Loss on disposal of asset.................................           --          1,571             --
       Depreciation of property, plant and equipment.............      103,040        247,339        588,878
       Provision for doubtful accounts...........................        8,205             --        200,715
       Amortization of goodwill..................................           --        265,885        389,967
       Deferred income taxes.....................................           --             --         71,900
       Equity in loss of unconsolidated subsidiary                          --         95,239        125,884
       Minority interest.........................................       67,195             --             --
       Stock issued in exchange for services.....................           --         32,000             --
  Changes in operating assets and liabilities, net of effects of acquisitions
       Increase in accounts receivable...........................     (208,401)       (63,963)      (565,177)
       (Increase) decrease in inventories........................     (220,874)       (14,760)        81,949
       Decrease (increase) in prepaid expenses...................       26,379       (173,020)       (60,948)
       Decrease (increase) in other assets.......................        5,544             --        (88,833)
       Increase (decrease) in accounts payable...................      185,872        488,947     (1,818,435)
       Increase in income taxes payable..........................           --          7,200        284,648
       Increase in accrued liabilities...........................       16,170        102,427        235,512
                                                                    ----------    -----------    -----------
            Net cash provided by operating activities............      391,839        912,502        163,085

Cash flows from investing activities:
  Purchase of property, plant and equipment......................     (202,451)      (362,801)    (1,867,803)
  Acquisitions of businesses, net of cash acquired...............           --        632,947     (9,251,567)
  Payment for covenants not-to-compete...........................           --             --     (1,400,000)
                                                                    ----------    -----------    -----------
            Net cash (used in) provided by investing
               activities........................................     (202,451)       270,146    (12,519,370)

Cash flows from financing activities:
  Proceeds from notes payable--related parties...................           --      1,310,000             --
  Repayments of notes payable--related parties...................      (60,348)       (26,499)    (2,315,000)
  Capital lease payments.........................................      (49,600)            --         (6,873)
  Proceeds from issuance of common stock.........................           --             --     26,611,508
  Proceeds from issuance of preferred stock......................           --             --      3,446,600
  Redemption of preferred stock..................................           --             --     (3,446,600)
  Acquisition of common stock....................................           --             --       (353,400)
  Prestolock shares acquired by minority shareholders............       10,000             --             --
  Redemption of preferred stock of subsidiary....................           --             --        (75,000)

                   NOBLE INTERNATIONAL LTD., AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)

                                                                              YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------
                                                                        1995          1996            1997
                                                                      ---------    -----------    ------------
Cash flows From financing activities--(Continued)
  Dividends paid...................................................          --             --        (144,000)
  Distributions to shareholders of acquired entities...............     (62,009)    (1,282,859)             --
  Proceeds from long-term debt.....................................          --      4,213,151              --
  Payments on long-term debt.......................................     (20,348)    (6,164,034)    (11,764,018)
  Net proceeds from note payable to bank...........................      (9,081)     1,237,708       2,284,470
                                                                      ---------    -----------    ------------
            Net cash (used in) provided by financing activities....    (191,386)      (712,533)     14,237,687
                                                                      ---------    -----------    ------------
            Net (decrease) increase in cash........................      (1,998)       470,115       1,881,402
Cash at beginning of period........................................       3,295          1,297         471,412
                                                                      ---------    -----------    ------------
Cash at end of period..............................................   $   1,297    $   471,412    $  2,352,814
                                                                      ---------    -----------    ------------
                                                                      ---------    -----------    ------------
Supplemental cash flow disclosure
  Cash paid for:
     Interest......................................................   $  22,000    $    21,000    $    843,292
                                                                      ---------    -----------    ------------
                                                                      ---------    -----------    ------------
     Taxes.........................................................   $      --    $     8,000    $     30,000
                                                                      ---------    -----------    ------------
                                                                      ---------    -----------    ------------
Fair value of assets acquired, including goodwill..................                $ 6,207,434    $ 50,238,224
Liabilities assumed................................................                   (907,436)    (30,852,103)
Debt issued........................................................                 (6,221,719)    (10,134,554)
Cash paid..........................................................                    288,774              --
                                                                                   -----------    ------------
Net cash (acquired) paid...........................................                $  (632,947)   $  9,251,567
                                                                                   -----------    ------------
                                                                                   -----------    ------------

Supplemental Disclosure of Non-cash Financing Activity:

          During 1995, the Company entered into capital lease transactions for equipment aggregating $109,491.

          During 1996, the Company borrowed $500,000 under a land contract to purchase land and a building owned by a former shareholder of Monroe.

          During 1996, the Company financed the $6,350,000 acquisition price of a subsidiary, of which, through December 31, 1996, $5,850,000 had been paid.

          During 1996, notes payable--related party of $61,040 were retired by the issuance of 50,132 shares of the Company's common stock.

          During 1997, the Company acquired Skandy Corp. by issuance of 133,686 shares of common stock valued at $49,500.

          During 1997, the Company financed the purchase of $883,293 of machinery and equipment by the issuance of notes payable.

          During 1997, the Company financed $10,134,554 of the $18,334,554 acquisition price of Utilase.

          During 1997, the Company converted $596,551 of accounts payable to notes payable related party.

   The accompanying notes are an integral part of these financial statements

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1996 AND 1997

NOTE A-- BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     The accompanying consolidated financial statements as of and for the year ended December 31, 1996, include Noble International, Ltd and its wholly-owned subsidiaries, Prestolock International, Ltd. ('Prestolock'); Monroe Engineering Products, Inc. ('Monroe') and Cass River Coating, Inc. (dba Vassar Industries, 'Vassar'). ('Noble' or collectively the 'Company'). At December 31, 1997, and for the year then ended, the consolidated financial statements also include Skandy Corp. ('Skandy'), Utilase Production Process, Inc. ('UPP'), Noble Metal Products, Inc. (formerly DCT Component Systems, Inc. 'NMP'), Utilase, Inc. ('Utilase') and Noble Land Holdings, Inc.

     The consolidated financial statements as of December 31, 1995 and for year then ended include Noble and Prestolock. Prior to January 1, 1996, Noble and Prestolock had a common controlling shareholder. Effective January 1, 1996, Noble acquired Prestolock by issuing 2,673,704 shares of Noble common stock in exchange for all of the issued and outstanding stock of Prestolock. This transaction has been accounted for in a manner similar to a pooling of interests due to the common control.

     The effect of the Prestolock consolidation on net earnings and related per share amounts for the year ended December 31, 1995 were as follows:

                                                                            1995
                                                                          --------
Increase in net earnings...............................................   $348,924
Increase in earnings per share.........................................   $    .12

     The assets of Prestolock were recorded at their historical cost basis and no goodwill was recorded.

     All significant intercompany balances and transactions have been eliminated in consolidation.

  NATURE OF OPERATIONS

     Noble is a holding company which through its subsidiaries manufactures a variety of components and provides design, engineering, painting, assembly and other services primarily for the automotive industry. One of its subsidiaries is a distributor of tooling components. (see Note L) The principal market for its products is the United States.

  SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

  CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, all investments with a maturity of less than three months are considered to be cash equivalents.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                        DECEMBER 31, 1995, 1996 AND 1997

NOTE A-- BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES--(CONTINUED)
  INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market.

  UNBILLED CUSTOMER TOOLING

     The costs to manufacture and supply customer-owned tooling are recorded as unbilled tooling costs when incurred. Amounts incurred are charged to cost of sales and revenue is recognized when the tooling is shipped and billed to customers.

  PROPERTY, PLANT AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided for using the straight line and various accelerated methods over the estimated useful lives of the assets which range from 5 to 39 years for buildings and improvements and 3 to 10 years for machinery and equipment. Expenditures for maintenance and repairs are charged to expense as incurred.

  GOODWILL

     Goodwill is the excess of cost over the fair value of net assets acquired and is amortized over a 20 year period on the straight line method. On an ongoing basis, management reviews the valuation and amortization of goodwill. As part of the review, the Company estimates the value of and the estimated undiscounted future net earnings expected to be generated by the related subsidiary to determine that no impairment has occurred.

  INCOME TAXES

     Through December 31, 1995, Prestolock was taxed under Subchapter S of the Internal Revenue Code. As a result, federal income taxes were payable personally by the shareholders of Prestolock. Accordingly, the financial statements for 1995 do not provide for federal income taxes attributable to Prestolock's earnings.

     The Company records the provision for federal and state income taxes pursuant to Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes.' ('Statement 109')

     Under the asset and liability method mandated by Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and the effect of operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include long-term debt. The carrying value of the debt approximates its estimated fair value based upon rates and terms available for loans with similar characteristics.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                        DECEMBER 31, 1995, 1996 AND 1997

NOTE A-- BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES--(CONTINUED)
  MINORITY INTEREST

     Minority interest at 1995 represents the minority shareholders' interest in Prestolock. Minority interest amounted to 12% at December 31, 1995. Dividends paid on preferred stock issued by NMP in 1997 are reflected as minority interest.

  USE OF ESTIMATES

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

  EARNINGS PER SHARE

     Earnings per share are based on the weighted average number of common shares outstanding during each year. The 133,686 shares issued in January 1997 in connection with the Skandy transaction (Note I) have been deemed outstanding for all periods presented for purposes of computing earnings per share. The weighted average number of shares outstanding for both basic and diluted earnings per share during 1995, 1996 and 1997 was 2,807,390, 3,820,390,
4,285,134, respectively. The warrants issued to the Company's underwriters in connection with its initial public offering (Note K) were not included in the computation of diluted earnings per share for 1997 as the effect would be antidilutive.

     During 1997, the Financial Accounting Standards Board (the 'FASB') issued Statement of Financial Accounting Standards ('SFAS') No. 128, 'Earnings Per Share', which is effective for financial statements issued after December 15, 1997. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company adopted this pronouncement at December 31, 1997. All per share data in the accompanying consolidated financial statements has been restated to reflect application of this new pronouncement.

  NEW PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, 'Reporting of Comprehensive Income' ('SFAS 130'), which establishes standards for reporting and display of comprehensive income and its components (revenues, expense, gains, and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company does not anticipate that adoption of SFAS 130 will have material effect on the consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 131, 'Disclosure about Segments of an Enterprise and Related Information' ('SFAS 131'), which establishes standards for the way that public business

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                        DECEMBER 31, 1995, 1996 AND 1997

NOTE A-- BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES--(CONTINUED)
enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of adoption, comparative information for earlier years is to be restated. The Company does not anticipate that the adoption of SFAS 131 will have a material effect on the consolidated financial statements.

NOTE B--INVENTORIES

     The major components of inventories were as follows:

                                                                        DECEMBER 31,
                                                                  ------------------------
                                                                     1996          1997
                                                                  ----------    ----------
Raw materials and purchased parts..............................   $  434,776    $1,116,708
Work in process................................................        4,987       383,069
Finished goods.................................................    1,565,427     2,765,339
Unbilled customer tooling......................................      280,171     1,011,304
                                                                  ----------    ----------
                                                                  $2,285,361    $5,276,420
                                                                  ----------    ----------
                                                                  ----------    ----------

NOTE C--PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                                       DECEMBER 31,
                                                                 -------------------------
                                                                    1996          1997
                                                                 ----------    -----------
Buildings and improvements....................................   $1,199,077    $ 5,556,196
Machinery and equipment.......................................      881,813     11,477,983
Furniture and fixtures........................................       93,445        798,984
                                                                 ----------    -----------
                                                                  2,174,335     17,833,163
Less accumulated depreciation and amortization................      379,376        962,858
                                                                 ----------    -----------
                                                                  1,794,959     16,870,305
Land..........................................................       53,800        753,800
Equipment in process..........................................           --      3,266,984
                                                                 ----------    -----------
                                                                 $1,848,759    $20,891,089
                                                                 ----------    -----------
                                                                 ----------    -----------

NOTE D--LINE OF CREDIT AND LONG-TERM DEBT

     At December 31, 1996, the Company, had a secured line of credit facility with a bank, which allowed it to borrow up to $3,000,000 subject to qualified accounts receivable and inventory. At December 31, 1996 the outstanding balance was $1,402,708 and availability was $2,163,000. Interest was payable monthly at one percent over the bank's prime lending rate. The facility expired on April 30, 1997. Subsequent amendments to the agreement increased the borrowing base to $3,500,000. At December 30, 1997, the Agreement was amended and the line of credit was replaced with a revolving credit facility.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                        DECEMBER 31, 1995, 1996 AND 1997

NOTE D--LINE OF CREDIT AND LONG-TERM DEBT--(CONTINUED)
     Long-term debt consisted of the following:

                                                                                           DECEMBER 31,
                                                                                     -------------------------
                                                                                        1996          1997
                                                                                     ----------    -----------
Revolving credit facility dated December 30, 1997 with interest at prime less 1%
  or a Eurodollar based rate, elected by the Company at the time of each advance,
  (effective rate of 7.5% as December 31, 1997). The facility provides for borrowings up to $35,000,000. Interest is payable monthly on prime rate based advances and no less frequently than quarterly on Eurodollar rate based advances. The agreement contains covenants that require the Company to maintain certain financial ratios, limits the dollar value of annual capital expenditures and restricts the payment of dividends. The facility is collateralized by
  substantially all of the Company's assets and matures on December 31, 2000......   $       --    $11,810,997
Term note, payable in monthly installments of $78,125 commencing on January 1,
  1997, plus interest at 1.5% above the bank's prime lending rate. The note was collateralized by accounts receivable, inventory, equipment, and the issued and outstanding common stock of the company and the Company's subsidiaries. The note
  is due December 2000............................................................    3,750,000             --
Term note, payable in monthly installments, of $5,600, including interest at one percent above the bank's prime lending rate (effective rate of 8.5% at December
  31, 1997). The note is secured by real estate and is due September 2001.........      463,151        439,137
Unsecured term note, payable in monthly installments of $2,500 plus interest at a
  rate of 5%. The note is due September 2001......................................      141,750        111,750
Land contract, payable in monthly installments of $7,280, including interest at a
  rate of 8%. The note is secured by a building and is due September 2004.........      503,331        454,476
Term loans, payable in monthly installments of $15,000, including interest at a
  rate of 8%, increasing to $20,000 in August, 1998...............................           --        185,175
Unsecured term loan, calling for monthly interest payments at a rate of 12%, through July 1, 1998, thereafter principal payments of $6,879 plus interest at a
  rate of 8% through June 1, 2003.................................................           --        412,763
Term loans, payable in monthly installments of $31,542, including interest at a rate of 8.25%. The loans are collateralized by various property and equipment
  and are due in November, 2000...................................................           --        919,365
Other.............................................................................       31,266        149,941
                                                                                     ----------    -----------
                                                                                      4,889,498     14,483,604
Less current maturities...........................................................    1,059,021        717,285
                                                                                     ----------    -----------
                                                                                     $3,830,477    $13,766,319
                                                                                     ----------    -----------
                                                                                     ----------    -----------

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                        DECEMBER 31, 1995, 1996 AND 1997

NOTE D--LINE OF CREDIT AND LONG-TERM DEBT--(CONTINUED)
     The aggregate maturities of long-term debt by year as of December 31, 1997 are as follows:

1998................................................................   $   717,285
1999................................................................       546,003
2000................................................................    12,349,029
2001................................................................       518,703
2002................................................................       155,339
Thereafter..........................................................       197,245
                                                                       -----------
                                                                       $14,483,604
                                                                       -----------
                                                                       -----------

NOTE E--LEASES

     The Company leases buildings and equipment under operating leases with unexpired terms ranging from a month to month basis to eight years. Rent expense for all operating leases was approximately $69,900, $193,000 and $355,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

     The future minimum lease payments under these operating leases are as follows:

                       YEARS ENDED                            RELATED      NON-RELATED
                       DECEMBER 31,                            PARTY          PARTY         TOTAL
----------------------------------------------------------   ----------    -----------    ----------
1998......................................................   $  391,372    $   278,667    $  670,039
1999......................................................      403,114        268,040       671,154
2000......................................................      415,207        257,412       672,619
2001......................................................      427,835        257,412       685,247
2002......................................................      144,404        278,236       422,640
Thereafter................................................           --        655,200       655,200
                                                             ----------    -----------    ----------
                                                             $1,781,932    $ 1,994,967    $3,776,899
                                                             ----------    -----------    ----------
                                                             ----------    -----------    ----------

     The Company has capital lease agreements for computer equipment and machinery. At December 31, 1996 and 1997, property and equipment recorded under capital lease includes $125,529 and $303,646, respectively and accumulated depreciation includes $50,004 and $18,922, respectively.

     The future minimum lease payments under these capital leases are as follows:

                       YEARS ENDED DECEMBER 31,                            AMOUNT
-----------------------------------------------------------------------   --------
1998...................................................................   $ 96,433
1999...................................................................     69,748
2000...................................................................     58,149
2001...................................................................     56,302
2002...................................................................     25,221
                                                                          --------
Total..................................................................    305,853
Less amount representing interest......................................    (47,812)
                                                                          --------
Present value of net minimum lease payments............................    258,041
Less amount representing current portion...............................    (74,891)
                                                                          --------
Non-current portion....................................................   $183,150
                                                                          --------
                                                                          --------

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                        DECEMBER 31, 1995, 1996 AND 1997

NOTE F--INCOME TAXES

     Income taxes have been charged to operations as follows:

                                                                            DECEMBER 31,
                                                                  1995          1996          1997
                                                                 -------    ------------    --------
Current:
  Federal.....................................................   $    --       $7,200       $307,000
  State and local.............................................    30,562           --             --
                                                                 -------    ------------    --------
                                                                  30,562        7,200        307,000
Deferred:
  Federal.....................................................        --           --         71,900
                                                                 -------    ------------    --------
                                                                 $30,562       $7,200       $378,900
                                                                 -------    ------------    --------
                                                                 -------    ------------    --------

     A reconciliation of the actual federal income tax expense to the expected amounts computed by applying the statutory tax rate percent to earnings or losses before income taxes is as follows:

                                                                           DECEMBER 31,
                                                                1995           1996          1997
                                                              ---------    ------------    ---------
Expected federal income tax (benefit)......................   $ 149,350      $(23,500)     $ 373,000
Prestolock earnings not subject to tax.....................    (118,630)           --             --
Nondeductible items........................................          --        10,200         20,000
Utilization of net operating loss..........................     (20,900)           --             --
State taxes................................................     (10,391)           --             --
Increase in valuation allowance............................          --        15,000         43,000
Surtax exemption and other, net............................         571         5,500        (57,100)
                                                              ---------    ------------    ---------
Actual income tax expense..................................   $      --      $  7,200      $ 378,900
                                                              ---------    ------------    ---------
                                                              ---------    ------------    ---------

     Deferred income tax assets and liabilities at December 31, 1996 are not significant. The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 1997 are as follows:

                                                                       DEFERRED     DEFERRED TAX
                                                                      TAX ASSETS    LIABILITIES
                                                                      ----------    ------------
Depreciation and amortization......................................    $     --       $384,000
Accrued expenses not currently deductible..........................     158,000             --
Investment in unconsolidated subsidiary............................      75,000             --
Net operating loss carryovers......................................     144,000             --
                                                                      ----------    ------------
                                                                        377,000        384,000
Less: valuation allowance..........................................    (219,000)            --
                                                                      ----------    ------------
                                                                       $158,000       $384,000
                                                                      ----------    ------------
                                                                      ----------    ------------

     At December 31, 1997, the Company had approximately $423,000 in net operating loss carryovers relating to NMP's net operating loss for the period from January 1, 1997 to the date of acquisition. The use of these operating losses is limited, in part to future taxable income, if any, generated by NMP and maybe further limited to the amount that can be utilized on an annual basis. These net operating loss carryovers expire in 2012.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                        DECEMBER 31, 1995, 1996 AND 1997

NOTE G--RELATED PARTY TRANSACTIONS

     Notes payable to related parties consisted of the following:

                                                                                           DECEMBER 31,
                                                                                     -------------------------
                                                                                        1996          1997
                                                                                     ----------    -----------
Land contract, payable to the former principal shareholder and an officer of
  Monroe, interest only payments due monthly at an annual interest rate of 12%.
  The contract is secured by real estate acquired in connection with the purchase
  of Monroe and is due May 1, 1998................................................   $  500,000    $   500,000
Term note, payable to the former principal shareholder of, and an officer of
  Monroe, with imputed interest at 8.5%. The note was secured by a personal guaranty of an officer of Noble and was due on earlier of the closing of a
  public offering of Noble's common stock or December 31, 1997....................      487,613             --
Unsecured demand notes, payable to a related party, interest only payments due
  monthly at an annual interest rate of 10%.......................................      390,000        390,000
Unsecured term note payable to the principal shareholder of Noble due in April
  2000 with interest at 7%. Amounts outstanding are subordinated to the bank
  financing discussed in Note D...................................................    1,000,000      1,000,000
Promissory note to DCT, Inc. payable in monthly installments of $35,901, including
  interest at 10%. The note matures on June 1, 1999...............................           --        596,551
Unsecured subordinated promissory notes payable to DCT, Inc. and an officer of
  Utilase due in November, 2001. Amounts outstanding are subordinated to bank financing and accrue interest at 6% per annum. If certain principal balances are not maintained, interest shall accrue at 4% over the prime rate not to exceed
  13%. The notes restrict the payment of dividends................................           --     10,186,522
Other.............................................................................        5,000             --
                                                                                     ----------    -----------
                                                                                      2,382,613     12,673,073
Less current maturities...........................................................      882,613      2,386,792
                                                                                     ----------    -----------
                                                                                     $1,500,000    $10,286,281
                                                                                     ----------    -----------
                                                                                     ----------    -----------

     The aggregate maturities of notes payable to related parties as of December 31, 1997 are as follows:

1998................................................................   $ 2,386,792
1999................................................................     2,169,993
2000................................................................     4,358,477
2001................................................................     3,757,811
                                                                       -----------
                                                                       $12,673,073
                                                                       -----------
                                                                       -----------

NOTE H--SIGNIFICANT CUSTOMERS

     For the year ended December 31, 1995, three customers accounted for 68% (42%, 14% and 12%) of net sales.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                        DECEMBER 31, 1995, 1996 AND 1997

NOTE H--SIGNIFICANT CUSTOMERS--(CONTINUED)
     The Company had one customer which accounted for 37% and 25% of consolidated net sales in 1996 and 1997, respectively.

NOTE I--ACQUISITIONS

  NOBLE METAL PRODUCTS, INC.

     On July 1, 1996, the Company acquired 1,343 shares of common stock of NMP, representing 37.5% of NMP's outstanding stock in exchange for $1. Effective April 7, 1997 Noble acquired 269 shares for nominal consideration from the president of NMP upon his severance thereby increasing Noble's ownership to 45%. Condensed financial information of NMP as of December 31, 1996 and for the year then ended, follows:

                                                                                DECEMBER 31,
                                                                                    1996
                                                                                ------------
Balance Sheet Data
  Current Assets.............................................................   $ 7,188,030
  Current Liabilities........................................................   $ 8,892,215
  (Deficit)..................................................................   $(3,686,546)

Operating Data
  Net Sales..................................................................   $22,988,115
  Gross Profit...............................................................   $ 2,542,579
  Net loss...................................................................   $  (387,524)

     Concurrent with the closing of the Company's initial public offering in November, 1997, Noble acquired the remaining issued and outstanding shares of NMP in exchange for $1,000,000.

     Simultaneously with the acquisition of the remaining NMP shares, the Company acquired Competitive Technologies Investment Company (CTIC) an entity controlled by the prior majority shareholder of NMP. CTIC owns the facilities out of which NMP operates. As consideration for the purchase, the Company assumed debt of approximately $4,400,000 underlying the properties.

     The acquisition of the NMP shares in 1996 and April 1997 was accounted for under the equity method of accounting, and accordingly the Company's proportionate share of NMP's results of operations for the period from July 1, 1996 through November 23, 1997 is reflected in the accompanying financial statements as equity in losses of unconsolidated affiliate. Effective with the purchase of the remaining shares, NMP's operations have been included in the consolidated results of operations.

  MONROE ENGINEERING PRODUCTS, INC.

     Effective January 1, 1996, Noble acquired all of the outstanding shares of Monroe Engineering Products, Inc. (Monroe) in exchange for $6,350,000 payable in installments over 16 months. At December 31, 1996, $500,000 including imputed interest was outstanding. This was paid during 1997. The Company also acquired the real estate utilized by Monroe for $500,000 pursuant to the terms of a land contract which requires monthly interest payments of $4,931 for two years ending May 1, 1998 at which point the entire principal amount is due.

     Simultaneously with the acquisition, the Company entered into an Employment and Deferred Compensation Agreement with one of the selling shareholders providing for the employment of such

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                        DECEMBER 31, 1995, 1996 AND 1997

NOTE I--ACQUISITIONS--(CONTINUED)
person by the Company for 28 months and at an annual salary of $200,000 and payments of $2,000 per month for a three year period commencing May 1, 1998.

     The acquisition of Monroe has been accounted for under the purchase method, and accordingly the results of operations of Monroe from January 1, 1996 are included in the accompanying financial statements.

  VASSAR INDUSTRIES

     Effective January 1, 1996, the Company acquired all of the common stock of Vassar in exchange for $200,000.

     In addition, the Company entered into consulting agreements with the selling shareholders of Vassar whereby the Company agreed to pay to such selling shareholders $1,800,000 as follows: twenty-four monthly payments of $25,000 followed by sixty monthly installments of $20,000. Certain of these agreements were amended as described below. The Company's obligations under the agreement have been collateralized by the equipment and fixtures at Vassar.

     The shareholders of Vassar retain an option to repurchase 25% of the stock of Vassar for $1 which expires when the Company's obligations under the consulting agreements are discharged.

     During 1997, the Company and two of the selling shareholders representing twenty percent of the commitment referred to above, amended their consulting agreements. Pursuant to the terms of the amendment, these consultants received an aggregate of $109,000. This payment satisfied the Company's obligations under the amendment. In July, 1996, the Company satisfied its obligation pursuant to a third consulting agreement by issuing 7,687 shares of its common stock. In March 1997, two of the selling shareholders sued the Company for payments allegedly owed pursuant to their consulting agreements. The Company believes it was entitled to cease payments under these agreements due to breaches of covenants not to compete. During the year ended December 31, 1996, $120,000 was paid to these consultants.

     The acquisition of Vassar has been accounted for as a purchase, and, accordingly, the results of operations of Vassar from January 1, 1996 are included in the accompanying financial statements.

     The following unaudited pro forma consolidated results of operations for the year ended December 31, 1995 is presented as if the Monroe and Vassar acquisitions had been made at January 1, 1995. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made at January 1, 1995 or the future results of the combined operations.

Net sales...........................................................   $15,992,703
Net earnings........................................................   $ 1,078,744
Earnings per share, basic and diluted...............................   $       .40

  SKANDY CORP.

     Effective January 1, 1997, the Company acquired 100% of the issued and outstanding common shares of Skandy Corp. (Skandy) in exchange for 133,686 shares of the Company's stock. Skandy is a manufacturers representative firm and was owned by a relative of the principal shareholder of the Company. The acquisition of Skandy Corp. has been accounted for in a manner similar to a pooling of interests. The 133,686 shares were valued at $49,500, which approximated Skandy's net book value at the date of this acquisition.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                        DECEMBER 31, 1995, 1996 AND 1997

NOTE I--ACQUISITIONS--(CONTINUED)
  UTILASE, INC.

     Effective March 1, 1997, Utilase Production Process, Inc. a newly formed, wholly-owned subsidiary (UPP) of Noble acquired certain of the operating assets of Utilase, Inc. (Utilase) a wholly-owned subsidiary of DCT, Inc. DCT, Inc. is controlled by the same principals who controlled NMP prior to the DCT acquisition by the Company. The purchase price was $850,000 represented by a non-interest bearing note, collateralized by the acquired assets. The note was paid in November, 1997. UPP provides laser welding, cutting and heat treating of metal products for the automotive industry. The debt and assets acquired were recorded at approximately $814,000, the discounted value of the note at 8.50%.

     On April 7, 1997 the Company entered into a stock purchase agreement whereby the Company agreed to acquire all of the outstanding stock of Utilase, Inc. (see above). The stock purchase agreement provides for a purchase price of $8,200,000 payable in cash from the proceeds of a public offering, and $10,134,554 in subordinated promissory notes. Included in accrued liabilities at December 31, 1997 is approximately $1,050,000 provided as due DCT, Inc. in connection with the acquisition. Additionally, certain individuals received payments of $1,400,000 in exchange for covenants not to compete. The Company also agreed to issue 11,698 shares of its common stock annually for a period of five years commencing in 1999, as partial consideration for one of these covenants. This transaction closed concurrent with the closing of the Company's initial public offering (Note K) on November 23, 1997. The accompanying consolidated financial statements include the results of Utilase's operations for the acquisition date through December 31, 1997.

     Pursuant to the terms of the purchase agreement, the controlling shareholder of DCT, Inc. and Utilase was, upon consummation of the Company's initial public offering, appointed chairman of the Company's Board of Directors.

     The following unaudited consolidated results of operations for the years ended December 31, 1997 and 1996 is presented as if the NMP and Utilase acquisitions and the Company's initial public offering had been made effective January 1, 1996. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the transactions been made at January 1, 1996 or the future results of combined operations.

                                                                   1996           1997
                                                                -----------    -----------
Net sales....................................................   $48,480,000    $61,632,000
Net earnings.................................................   $ 1,220,000    $ 3,092,000
Earnings per share, basic and diluted........................   $       .16    $       .40

NOTE J--PREFERRED STOCK

     Effective December 31, 1996, in connection with the retirement by NMP of a $1,000,000 promissory note to a related party through the exchange of 10,000 shares of NMP's 10% cumulative mandatory redeemable preferred stock, the Company entered into an exchange agreement with the holder of the NMP preferred. Pursuant to the agreement, at any time subsequent to the completion of the Company's initial public offering, the NMP preferred shares are convertible into an equivalent number of preferred shares of the Company. The Company's preferred shares will have similar rights and preferences as provided for by the NMP shares. On April 1, 1997 the Company authorized 150,000 shares of preferred stock.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                        DECEMBER 31, 1995, 1996 AND 1997

NOTE K--STOCKHOLDERS' EQUITY

     On April 1, 1997, the board of directors and shareholders of the Company approved an increase in the number of authorized common shares to 20,000,000.

     On September 11, 1997, the Board of Directors approved a 334.213 to 1 stock split. All share and per share data have been restated to reflect the stock split.

     Effective July 30, 1997, Noble issued 38,000 shares of its Series A, 10% cumulative preferred shares and 64,838 common shares to an off-shore investment fund in exchange for $3,800,000. The investment manager of this fund is a limited liability company of which Noble's chief executive officer is a manager. The preferred stock was redeemable at the option of Noble at par value plus accrued dividends. The proceeds from the issuance of the preferred and common shares were allocated based on their estimated relative fair values at the date of issuance. $3,446,600 and $353,400 was allocated to the preferred and common shares, respectively. On December 22, 1997, the Company redeemed both the preferred and common stock in exchange for $3,800,000. Dividends of $144,000 were paid on the preferred shares during the period from July 30, 1997 through December 22, 1997.

     On November 23, 1997, the Company completed the public offering of 3,300,000 shares of its common stock at $9 per share, resulting in net proceeds of $26,258,108. In connection with the public offering, the Company granted its underwriters warrants to purchase at the underwriter's option, up to 330,000 shares of common stock at an exercise price of $10.80 per share or a cashless exercise pursuant to a formula stipulated in the agreement which is based on the increase in the market price of the Company's common shares beyond $10.80 per share. The warrants become exercisable in November, 1998 and expire in November, 2002. In the event the warrants are exercised, the issuance of the common stock will be considered an additional cost of the offering.

     Concurrent with the closing of its public offering, the Company adopted a stock option plan (the 1997 Plan). The plan provides for the grant to employees, officers, directors, consultants and independent contractors non-qualified stock options as well as for the grant to employees of qualified stock options. The plan has a ten year term. Under the 1997 plan, 700,000 shares of the Company's common shares have been reserved for issuance.

     The Plan is administered by the Compensation Committee of the Board of Directors, which has the authority, subject to certain limitations, to grant options and to establish the terms and conditions for vesting and exercise thereof. The exercise price of the incentive stock options granted will be no less than the fair market value of the common stock on the date of grant. The exercise price of its non-qualified options is required to be no less than the fair market value of the common stock on the date of grant. The terms of the options will not exceed ten years from the date of grant. No options were granted during 1997.

     The Company intends to account for the stock options plan under APB Opinion No. 25, 'Accounting for Stock Issued To Employees.' The disclosures required by SFAS No. 123, 'Accounting for Stock Based Compensation' will be provided.

NOTE L--INDUSTRY SEGMENTS

     In 1995, the Company's operations were restricted to automotive component supply.

     Effective for the year ended December 31, 1996, the Company classifies its operations into two industry segments: automotive component supply (Prestolock and Vassar) and tooling component supply

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                        DECEMBER 31, 1995, 1996 AND 1997

NOTE L--INDUSTRY SEGMENTS--(CONTINUED)
(Monroe). The Company's operations by business segment for the year ended December 31, 1996 follows:

                                                    AUTOMOTIVE      TOOLING
                                                     COMPONENT     COMPONENT
                                                      SUPPLY         SUPPLY       CORPORATE     CONSOLIDATED
                                                    -----------    ----------    -----------    ------------
Net sales........................................   $11,088,560    $5,098,251    $        --    $ 16,186,811
Operating profit (loss)..........................       175,306     1,469,624     (1,132,815)        512,115
Identifiable assets..............................     3,902,299     7,272,313        357,901      11,532,513
Depreciation and amortization....................       232,684       280,540             --         513,224
Capital expenditures.............................       362,801       500,000             --         862,801
Investment in unconsolidated subsidiary..........       (95,239)           --             --         (95,239)
Equity in loss of unconsolidated subsidiary......       (95,239)           --             --         (95,239)

     For the year ended December 31, 1997, Automotive Component Supply relates to NMP, Prestolock, Skandy, UPP, Utilase and Vassar, Tooling Component Supply consists of Monroe and Corporate relates to Noble and Noble Land Holding, Inc. The Company's operations by business segment for the year ended December 31, 1997 follows:

                                                    AUTOMOTIVE      TOOLING
                                                     COMPONENT     COMPONENT
                                                      SUPPLY         SUPPLY       CORPORATE     CONSOLIDATED
                                                    -----------    ----------    -----------    ------------
Net sales........................................   $18,892,173    $5,352,302    $   118,663    $ 24,363,138
Operating profit (loss)..........................       962,369     1,793,925       (868,429)      1,887,865
Identifiable assets..............................    55,041,949     7,195,402      4,863,810      67,101,161
Depreciation and amortization....................       675,583       281,001         22,261         978,845
Capital expenditures.............................     2,506,205        12,750        162,141       2,681,096
Equity in loss of unconsolidated subsidiary......      (125,884)           --             --              --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the name and age of each director and executive officer, the year he was first elected a director and his position(s) with the Company.

                                                    DIRECTOR
NAME                                         AGE    SINCE      POSITIONS HELD
------------------------------------------   ---    --------   ------------------------------------------
James Bronce Henderson III................   46       1997     Chairman of the Board
Robert J. Skandalaris.....................   45       1993     Chief Executive Officer and Director
Lloyd P. Jones III........................   48       --       President
Christopher L. Morin......................   39       1997     Chief Operating Officer and Director
Richard J. Reason.........................   70       1997     Director
Timothy F. Healy..........................   45       1997     Director
Daniel J. McEnroe.........................   35       1997     Director
Anthony R. Tersigni.......................   48       1997     Director
Richard V. Balgenorth.....................   50       --       Chief Financial Officer and Vice
                                                                 President--Corporate Development
Michael C. Azar...........................   34       --       General Counsel, Vice President--
                                                                 Administration and Secretary
Richard G. Skandalaris....................   43       --       Vice President--Sales
Kenneth M. Pachla.........................   33       --       Vice President--Finance

     JAMES BRONCE HENDERSON III joined the Company's Board of Directors as its Chairman in November 1997. Mr. Henderson has served as the Chairman and Chief Executive Officer of NMP, Inc., a privately held automotive supplier, since 1989. Mr. Henderson has served on the Chrysler CEO Round Table since July 1995 and is a past chairman of the Michigan/Japan Foundation. Mr. Henderson serves as Chairman of the Board of Directors pursuant to an agreement entered into in connection with the Company's 1997 acquisition of NMP.

     ROBERT J. SKANDALARIS, the Company's founder, currently serves as Chief Executive Officer and Director. Prior to founding the Company in 1993, Mr. Skandalaris was Vice Chairman and a shareholder of The Oxford Investment Group, Inc., a Michigan-based merchant banking firm and served as Chairman and Chief Executive Officer of Acorn Asset Management, a privately held investment advisory firm. Mr. Skandalaris began his career as a Certified Public Accountant with the national accounting firm of Touche Ross & Co. Mr. Skandalaris also serves as Manager of Twenty-First Century Advisors, LLC, an investment fund manager, which acts as the investment manager of two funds, one of which, Twenty-First Century Off-Shore Fund, Ltd. is publicly traded on the Irish Stock Exchange.

     LLOYD P. JONES III joined the Company as President in February 1998. Prior to joining the Company, Mr. Jones served as Executive Vice President of A.G. Simpson, a Tier I automotive supplier. From 1993 to 1996, Mr. Jones served as Vice President of Sales for Masco Tech Stamping Technologies, Inc., a Tier I automotive supplier of a broad range of products. Mr. Jones also served as Executive Vice President of Sales and Marketing of Magna International, Inc., a multi-billion dollar Tier I supplier of a diverse line of automotive parts.

     CHRISTOPHER L. MORIN joined the Company's Board of Directors in November 1997. Mr. Morin joined the Company as its Chief Operating Officer in June 1997. From July 1994 to June 1997, Mr. Morin was the Chief Operating Officer of Talon Automotive LLC, a privately held automotive supplier with over $200 million in annual revenues. Prior to joining Talon Automotive LLC in 1994, Mr. Morin was the Vice President of Operations for Irvin Automotive Products, an operating division of Takata North America. Mr. Morin began his career as a production supervisor and has held positions in materials, quality, sales and marketing and operations.

     RICHARD J. REASON joined the Company's Board of Directors in November 1997. In 1968, Mr. Reason founded Monroe, which was acquired by the Company in January 1996, and has served as President of Monroe since inception.

     TIMOTHY F. HEALY joined the Company's Board of Directors in November 1997. Mr. Healy is the President and Chief Operating Officer of Irvin Automotive Products, an operating division of Takata North America. Mr. Healy joined Irvin Automotive Products in 1987, holding management positions in sales, marketing and operations before being appointed President in January 1994. Prior to joining Irvin Automotive Products, Mr. Healy held various sales and marketing positions with Diversified General, now operating as Gen-Corp., and Indian Head Industries.

     DANIEL J. MCENROE joined the Company's Board of Directors in November 1997. Since 1995, Mr. McEnroe has been the Treasurer of Detroit Diesel Corporation. Mr. McEnroe also serves as a member of the board of directors and as a representative on the credit committee of Detroit Diesel Capital Corporation. Prior to joining Detroit Diesel Corporation, Mr. McEnroe served as Assistant Treasurer of Penske Corporation, a privately held holding company whose operating entities include Detroit Diesel Corporation. Mr. McEnroe has been a Certified Public Accountant since 1985 and a Chartered Financial Analyst since 1991.

     ANTHONY R. TERSIGNI, ED.D. joined the Company's Board of Directors in November 1997. Dr. Tersigni is the President and Chief Executive Officer of St. John Health System, an integrated health delivery system headquartered in Detroit, Michigan. Prior to joining St. John Health System in 1985, Dr. Tersigni was President and Chief Executive Officer of Oakland General Health Systems, Inc., in Madison Heights, Michigan. Dr. Tersigni holds a doctorate in Organizational Development.

     RICHARD V. BALGENORTH joined the Company in May 1996. Mr. Balgenorth also served as a member of the Company's Board of Directors from December 1996 until November 1997. From 1990 to 1996, Mr. Balgenorth was Vice President of the Mergers and Acquisitions Group in NBD Bank's Capital Markets Division. Mr. Balgenorth began his career as a Certified Public Accountant with the national accounting firm of Arthur Andersen LLP.

     MICHAEL C. AZAR joined the Company in November 1996. Mr. Azar also served as a member of the Company's Board of Directors from December 1996 until November 1997. Prior to joining the Company, Mr. Azar was employed as General Counsel to River Capital, Inc., an investment banking firm, from January through November 1996. From 1988 to 1995, Mr. Azar practiced law with the firm of Mason, Steinhardt, Jacobs and Perlman in Southfield, Michigan.

     RICHARD G. SKANDALARIS joined the Company in November 1997 and became Vice President of Sales in March 1998. Mr. Skandalaris previously served as President of Prestolock. Prior to joining Prestolock, Mr. Skandalaris served as President of Skandy. Richard G. Skandalaris is the brother of Robert J. Skandalaris.

     KENNETH M. PACHLA joined the Company in March 1998 as Vice President of Finance. In February 1997, Mr. Pachla joined Noble Metal Products, Inc. (formerly DCT Component Systems, Inc.) where he served as Controller. Prior to that, Mr. Pachla acted as the division controller of Lundington Distributors, Inc., a wholesale distributor of magazines and books. Mr. Pachla has been a Certified Public Accountant since 1986. Mr. Pachla began his career with the national accounting firm of Ernst & Young.

BOARD OF DIRECTORS MEETINGS AND COMMITTEES

     During the fiscal year ended December 31, 1997, there were no meetings of the Board of Directors; however, actions were taken with the unanimous written consent of the directors. The Board of Directors does not have a standing nominating committee. Nominating functions are performed by the entire Board of Directors. James Bronce Henderson III, Daniel J. McEnroe and Anthony R. Tersigni, all of whom are outside directors, serve on the Board's Audit Committee. Timothy F. Healy, Daniel J. McEnroe and Anthony R. Tersigni all of whom are outside directors, serve on the Board's Compensation Committee. Both the Audit Committee and the Compensation Committee were established in connection with the Company's initial public offering of common stock in November 1997 and held their first meetings in February 1998, and, therefore, no committee meetings were held during the fiscal year ended December 31, 1997.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the 'SEC'). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during the period from November 18, 1997 (the inception of Section 16(a) reporting obligations for the Company's officers, directors and greater than 10% beneficial owners) through December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY CASH COMPENSATION TABLE

     The following table sets forth the total compensation earned by the Chief Executive Officer and all other executive officers who earned in excess of $100,000 per annum during any of the Company's last three fiscal years.

                                                                       SUMMARY COMPENSATION TABLE(1)
                                                                 ------------------------------------------
                                                                                                 RESTRICTED
                                                                                                   STOCK
NAME AND PRINCIPAL POSITION                                      YEAR     SALARY      BONUS        AWARDS
--------------------------------------------------------------   ----    --------    --------    ----------

Robert J. Skandalaris,                                           1997    $174,232          --            --
  Chief Executive Officer and Director........................   1996    $ 94,000    $960,000(2)         --

Richard V. Balgenorth, Chief Financial Officer................   1997    $137,500          --            --

Mark A. Davis, Former President, General Counsel and
  Director(3).................................................   1996    $112,400          --    $   32,000(4)

Richard G. Skandalaris, Vice President-Sales(5)...............   1997    $150,000          --

------------------
(1) Does not include any value that might be attributable to job-related personal benefits, the annual value of which has not exceeded the lesser of 10% of annual salary plus bonus or $50,000 for each executive officer.

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)
(2) Mr. Skandalaris agreed to forego any bonus for the year ended December 31, 1997. See '--Employment Agreement.'

(3) Mr. Davis served as an officer and director of the Company from July 1996 to October 1996. Prior thereto Mr. Davis was employed as an officer of Prestolock from January 1996 to July 1996. Compensation set forth in the table includes Mr. Davis' salaries at Prestolock and the Company.

(4) Represents the book value of shares of Common Stock issued to Mr. Davis on January 1, 1996. These shares were subsequently repurchased from Mr. Davis when he left the Company in October 1996 by Robert J. Skandalaris, as assignee of the Company's right to repurchase pursuant to Mr. Davis' Shareholder's Agreement with the Company.

(5) Represents Mr. Skandalaris' salary as President of Prestolock. Mr. Skandalaris became an executive officer of the Company in March 1998.

1997 STOCK OPTION PLAN

     On November 24, 1997, the Board of Directors of the Company adopted, subject to obtaining shareholder approval, the Noble International, Ltd. 1997 Stock Option Plan (the '1997 Plan'). The 1997 Plan provides for the grant to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as for the grant of stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 ('Code'). Although the Company has approximately 700 employees technically eligible to participate in the 1997 Plan, it is anticipated the stock options will be granted only to a limited number of management level personnel. The 1997 Plan terminates on November 24, 2007. The purpose of the 1997 Plan is to enable the Company to attract and retain qualified persons as employees, officers and directors and others whose services are required by the Company, and to motivate such persons by providing them with an equity participation in the Company. The 1997 Plan reserved 700,000 shares of the Company's Common Stock for issuance, subject to adjustment upon occurrence of certain events affecting the capitalization of the Company.

     The 1997 Plan is administered by the Compensation Committee of the Board of Directors (the 'Committee'), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof. The exercise price of incentive stock options granted under the 1997 Plan is required to be no less than the fair market value of the Common Stock on the date of grant (110% in the case of a greater than 10% shareholder). The exercise price of non-qualified stock options is required to be no less than 85% of the fair market value of the Common Stock on the date of grant. Options may be granted for terms of up to 10 years (5 years in the case of incentive stock options granted to greater than 10% shareholders). No optionee may be granted incentive stock options such that the fair market value of the options which first become exercisable in any one calendar year exceeds $100,000. If an optionee ceases to be employed by, or ceases to have a relationship with the Company, such optionee's options expire six months after termination of the employment or consulting relationship by reason of death, one year after termination by reason of permanent disability, immediately upon termination for cause and three months after termination for any other reason.

     In order to exercise an option granted under the 1997 Plan, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; (ii) at the discretion of the Committee, by delivering shares of Common Stock already owned by the optionee that have a fair market value equal to the applicable exercise price; or (iii) in the form of such other consideration as may be determined by the Committee and permitted by applicable law.

     Subject to the foregoing, the Committee has broad discretion to describe the terms and conditions applicable to options granted under the 1997 Plan. The Committee may at any time discontinue granting options under the 1997 Plan or otherwise suspend, amend or terminate the 1997 Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee's option as the Committee shall deem advisable. However, the Committee has no authority to make any amendment or modifications to the 1997 Plan or any outstanding option which would: (i) increase the maximum number of shares which may be purchased pursuant to options granted under the 1997 Plan, either in the aggregate or by an optionee, except in connection with certain antidilution adjustments; (ii) change the designation of the class of employees eligible to receive qualified options; (iii) extend the term of the 1997 Plan or the maximum option period thereunder; (iv) decrease the minimum qualified option price or permit reductions of the price at which shares may be purchased for qualified options granted under the 1997 Plan, except in connection with certain antidilution adjustments; or (v) cause qualified stock options issued under the 1997 Plan to fail to meet the requirements of incentive stock options under Section 422 of the Code. Any such amendment or modification shall be effective immediately, subject to shareholder approval thereof within 12 months before or after the effective date. No option may be granted during any suspension or after termination of the 1997 Plan.

     The 1997 Plan is designed to meet the requirements of an incentive stock option plan as defined in Code Section 422. As a result, an optionee will realize no taxable income, for federal income tax purposes, upon either the grant of an incentive stock option under the 1997 Plan or its exercise, except that the difference between the fair market value of the stock on the date of exercise and the exercise price is included as income for purposes of calculating Alternative Minimum Tax. If no disposition of the shares acquired upon exercise is made by the optionee within two years from the date of grant or within one year from the date the shares are transferred to the optionee, any gain realized upon the subsequent sale of the shares will be taxable as a capital gain. In such case, the Company will be entitled to no deduction for federal income tax purposes in connection with either the grant or the exercise of the option. If, however, the optionee disposes of the shares within either of the periods mentioned above, the optionee will realize earned income in an amount equal to the excess of the fair market value of the shares on the date of exercise (or the amount realized on disposition if less) over the exercise price, and the Company will be allowed a deduction for a corresponding amount.

COMPENSATION OF DIRECTORS

     Directors who are employees of the Company receive no compensation, as such, for their service as members of the Board. Directors who are not employees of the Company receive an attendance fee of $1,000 for each Board meeting or committee meeting attended in person by that director and $250 for each telephonic Board meeting or committee meeting in which such director participated; however, fees for in-person meetings of the Board and committees may not exceed $1,000 per day. All directors are reimbursed for expenses incurred in connection with attendance at meetings. In addition, directors are eligible to participate in the Company's 1997 Stock Option Plan.

EMPLOYMENT AGREEMENT

     The Company entered into an Employment Agreement (the 'Employment Agreement') with Robert J. Skandalaris, its Chief Executive Officer, dated April 2, 1997. The Employment Agreement provides for an initial term of three years, with an unlimited number of successive three-year renewals subject to the election by either party not to renew the Employment Agreement. The Employment Agreement provides for a base salary of $225,000 per annum commencing May 1, 1997 and continuing for the remainder of the term of employment. Mr. Skandalaris is also entitled to an incentive bonus for each fiscal year in an amount to be determined by the Compensation Committee of the Board (other than for 1997, for which year Mr. Skandalaris agreed to forego any bonus) as well as to participate in any executive bonus or other incentive compensation program adopted by the Company. In the event Mr. Skandalaris' employment is terminated by the Company, without cause, or by reason of his death or disability, or in the event the Employment Agreement is not renewed, the Company is obligated to pay to Mr. Skandalaris, as severance and/or liquidated damages, an amount equal to three times his annual base salary at the time of termination plus any incentive bonus due under the Employment Agreement. Prior to April 1, 1997, the Company did not have an employment agreement with Mr. Skandalaris.

REPORT OF THE COMPENSATION COMMITTEE

  Compensation Philosophy

     The Compensation Committee, which was established in connection with the Company's initial public offering of common stock in November 1997, is responsible for developing and recommending the Company's executive compensation policies to the Board of Directors. The executive compensation philosophy of the Company is to (i) attract and retain qualified management to run the business efficiently and guide the Company's growth in both existing and new markets,
(ii) establish a link between management compensation and the achievement of the Company's annual and long-term performance goals, and (iii) recognize and reward individual initiative and achievement.

  Base Salaries

     Base salaries for new management employees will be based primarily on the responsibilities of the position and the experience of the individual, with reference to the competitive marketplace for management talent, measured in terms of executive compensation offered by comparable companies in related businesses. Increases in base salaries will be based upon the performance of the executive officers as compared to pre-established goals.

  Cash Bonuses

     Cash bonuses may be awarded to executive officers based in part on the overall financial performance of the Company and in part on the performance of the executive officer. The financial performance of the Company will be measured by revenue and operating income growth and actual performance against budgeted performance.

  Stock Options

     The Compensation Committee believes the 1997 Stock Option Plan aligns management's long-term interests with shareholder interests, as the ultimate compensation is based upon the Company's stock performance. The Compensation Committee also believes the 1997 Stock Option Plan is a cost effective method of providing key management with long-term compensation. The performance of the executive officers will be measured against pre-established goals determined at the beginning of the year.

                                          Sincerely,
                                          Timothy F. Healy
                                          Daniel J. McEnroe
                                          Anthony R. Tersigni
                                          COMPENSATION COMMITTEE

PERFORMANCE GRAPH

     The following graph demonstrates the cumulative total return, on an indexed basis, to the shareholders of the Company's Common Stock in comparison with the Russell 2000 Index and an industry index of ten publicly traded companies operating primarily in Standard Industrial Classification 371 ('Industry Index'). The Industry Index was selected because the companies included therein are engaged in the manufacturing of automotive parts, accessories and equipment with market capitalizations similar to that of the Company. The Industry Index consists of: Walbro Corp., Autocam Corp., R & B, Inc., IMPCO Technologies, Inc., Defiance, Inc., Safety Components International, Inc., Newcor, Inc., Williams Controls, Inc., Hilite Industries, Inc. and Secom General Corp. The graph assumes $100 invested on November 19, 1997 (the date the Common Stock commenced trading on AMEX) in the Common Stock, in the Russell 2000 Index and in the Industry Index. The historical stock performance shown on the graph is not necessarily indicative of future price performance.

                                 [INSERT GRAPH]

                                                                           NOVEMBER 19, 1997    DECEMBER 31, 1997
                                                                           -----------------    -----------------
The Company.............................................................          100                  97.9
Russell 2000 Index......................................................          100                 101.5
Industry Index..........................................................          100                  96.0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information, as of February 20, 1998, with respect to the beneficial ownership of the Company's Common Stock by: (i) each person known by the Company to own more than 5% of the Company's Common Stock;
(ii) each director and nominee for director; (iii) each officer of the Company named in the Summary Compensation Table; and (iv) all officers and directors of the Company as a group. Except as otherwise indicated, each shareholder listed below has sole voting and investment power with respect to the shares beneficially owned by such person.

                                                                                          AMOUNT AND
                                                                                          NATURE OF
                                                                                          BENEFICIAL    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                                                   OWNERSHIP       CLASS
---------------------------------------------------------------------------------------   ----------    ----------
Robert J. Skandalaris(2)...............................................................   3,092,156        43.19%
Christopher L. Morin...................................................................          --           --
Richard V. Balgenorth..................................................................      83,554         1.17%
James Bronce Henderson III.............................................................     133,686         1.87%
Richard J. Reason......................................................................      10,000         0.14%
Timothy F. Healy.......................................................................          --           --
Daniel J. McEnroe......................................................................          --           --
Anthony R. Tersigni....................................................................          --           --
All Directors and Officers as a group (12 persons).....................................   3,593,452        50.19%

------------------
(1) The address of each named person is 33 Bloomfield Hills Parkway, Suite 155, Bloomfield Hills, Michigan 48304.

(2) Includes 150,396 shares of Common Stock held by Robert J. Skandalaris as custodian for his three minor children; and 534,742 shares of Common Stock over which Mr. Skandalaris exercises voting power pursuant to certain Voting Agreements and Powers of Attorney. See 'Item 13. Certain Relationships and Related Transactions.'

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Monroe Acquisition

     Effective January 1, 1996, the Company acquired Monroe Engineering Products, Inc. (the 'Monroe Acquisition') from Richard J. Reason, individually and as trustee of a revocable trust, and from an irrevocable trust for the benefit of Mr. Reason's children. Mr. Reason is a member of the Company's Board of Directors and currently serves as the President and a director of Monroe. The aggregate consideration was $6.85 million, including: (i) a stock purchase price of $6.35 million, payable in installments over 16 months; and (ii) a real estate purchase price of $500,000, payable pursuant to a Land Contract which provides for monthly interest payments at the rate of 12% per annum and a principal balloon payment on April 30, 1998. The obligations of the Company under the Land Contract are guaranteed by Robert J. Skandalaris, the Company's Chief Executive Officer. Concurrent with the Monroe Acquisition, Monroe entered into a 28-month employment agreement with Mr. Reason, which provides for an annual salary of $200,004, as well as deferred compensation payments of $2,000 per month, for a three-year period commencing May 1, 1998.

  NMP Acquisition and Related Matters

     On July 1, 1996, the Company acquired newly issued shares representing a 37.5% interest in NMP for $1 and the option to acquire an additional 14.1% of NMP's outstanding shares from NMP's other shareholders, including James Bronce Henderson III, Chairman of the Company's Board of Directors, for $1. On June 9, 1997, NMP assigned to the Company its rights under a Stock Redemption Agreement between NMP and Peter Raab, a former officer and employee of NMP, pursuant to which the Company exercised its rights to acquire Mr. Raab's 7.5% interest in NMP for $1. Upon consummation of the Offering, the Company acquired the remaining shares of NMP for $1 million, repaid NMP's $960,000 loan from DCT, Inc. ('DCTI'), an entity controlled by Mr. Henderson, and agreed that Mr. Henderson would serve as a member of the Company's Board and its Chairman until December 31, 1999.

     Prior to the Final NMP Acquisition, NMP leased five facilities aggregating approximately 102,287 square feet from CTIC, an entity controlled by Mr. Henderson, at an aggregate rent of $47,000 per month. CTIC was acquired by the Company, through Noble Land Holdings, Inc. (a wholly-owned subsidiary formed for the purpose of the CTIC acquisition), concurrent with the Final NMP Acquisition for no additional consideration other than assumption of the debt encumbering such properties aggregating approximately $4.4 million, which debt was paid from the proceeds of the Public Offering and the Company's line of credit with Comerica Bank. These facilities are encumbered by a mortgage securing the Company's line of credit.

  Skandy Acquisition

     Effective January 1, 1997, the Company acquired all of the outstanding capital stock of Skandy from Richard G. Skandalaris, the sole shareholder of Skandy, in exchange for 133,686 shares of the Company's common stock. Richard G. Skandalaris, who became the Company's Vice President of Sales in March 1998, is the brother of Robert J. Skandalaris, the Company's President and Chief Executive Officer.

  UPP Acquisition

     On March 1, 1997, the Company, through its wholly-owned subsidiary UPP, acquired certain assets of Utilase, then a majority-owned subsidiary of DCTI. The purchase price was $850,000, payable by delivery of the Company's promissory note (secured by the assets acquired). The $850,000 promissory note was paid upon the consummation of the Offering.

     UPP leases 11,110 square feet of space in Detroit, Michigan from an entity controlled by Mr. Henderson pursuant to a three-year lease expiring February 28, 2000, at an annual base rent of $38,885. The Company believes that such lease is at least as favorable to the Company as could be obtained from an unaffiliated third party.

  Utilase Acquisition

     On April 7, 1997, the Company entered into a Stock Purchase Agreement with Utilase and its shareholders (including DCTI), providing for the acquisition of all of the outstanding capital stock of Utilase. The Utilase Acquisition was consummated concurrently with the Offering. The Stock Purchase Agreement provided for a purchase price of $8.2 million in cash and the delivery of promissory notes in four series (the 'Utilase Notes') in the aggregate original principal amount of $10.1 million. The Utilase Notes mature in series on the anniversary of the closing of the Utilase Acquisition in 1998, 1999, 2000 and 2001. The first three series of Utilase Notes bear interest at the rate of 6% per annum until maturity after which they become callable by the holder and bear interest at the rate of 4% per annum over Comerica Bank's prime lending rate not to exceed 13% per annum. The final series bears interest at the rate of 6.5% per annum until maturity, increasing to 4% per annum over Comerica Bank's prime lending rate not to exceed 13% per annum thereafter. The Utilase Notes require consent of the holders of at least 67% of the aggregate outstanding principal amount for the Company to (a) declare or pay any dividend or other distribution on its shares (other than in shares of capital stock) or (b) redeem or set apart funds for the purchase or redemption of any shares of its capital stock, except, subject to certain limitations, pursuant to the Shareholders Agreements discussed below. If the Company is in default, consent is also required for the Company to (1) effect any sale, lease or other conveyance, other than as security for a loan from a senior lender, of all or substantially all of the assets of the Company, (2) effect any consolidation or merger involving the Company (except solely to, with or among the Company and its subsidiaries), (3) effect any reclassification or other change of any stock or any recapitalization of the Company, or (4) permit any subsidiary to issue or sell stock of such subsidiary, except to the Company or any wholly owned subsidiary of the Company. The Utilase Notes are guaranteed by Utilase.

     In connection with the Utilase Acquisition Mr. Henderson also received $200,000 in exchange for his covenant not to compete with Utilase for the longer of seven years from the closing of the Utilase Acquisition or two years from the date he ceases to be a director of the Company. Mr. Henderson's covenant not to compete terminates in the event of a default under the Utilase Notes which is not cured within 60 days.

     Utilase leases an approximately 210,000 square foot facility in Detroit, Michigan from an entity controlled by Mr. Henderson pursuant to a five-year lease expiring April 30, 2002. Pursuant to the terms of the lease, Utilase is acquiring occupancy of the larger building in stages, with one-half having been acquired in August 1997 and the balance to be acquired in April 1998.

  Other Matters

     Certain shareholders of the Company have entered into voting agreements and powers of attorney with the Company granting to Robert J. Skandalaris an irrevocable proxy to vote their shares of Common Stock on all matters. These voting agreements also bind after-acquired shares and shares transferred to third parties. An aggregate of 534,742 shares, representing 7.5% of the outstanding shares, are subject to such voting agreements. These shares are owned by James D. Skandalaris, Richard G. Skandalaris, George J. Skandalaris, Joseph J. Skandalaris and Robert J. Skandalaris as trustee for his minor children. In July 1997, Shareholders Agreements were entered into between the Company and certain employee-shareholders, including Richard V. Balgenorth and Michael C. Azar, the Chief Financial Officer and General Counsel of the Company, respectively, which provide the Company with the option to repurchase their shares of Common Stock upon death or termination of employment, based upon a book value formula.

     On January 15, 1996, the Company received a loan of $300,000 from James D. Skandalaris, the father of Robert J. Skandalaris, evidenced by an unsecured promissory note with interest at 10% per annum, payable monthly, with the principal balance due upon demand. In addition, on March 1, 1994, James D. Skandalaris made a loan of $90,000 to Prestolock, evidenced by an unsecured demand note with interest only payments due monthly at a rate of 10% per annum. Effective June 30, 1997, James D. Skandalaris entered into a letter agreement with the Company and Prestolock providing that no demand for repayment of the principal balance of either the January 15, 1996 or March 1, 1994 notes will be made until after December 30, 1998.

     On April 30, 1996, Robert J. Skandalaris made a loan of $1 million to the Company evidenced by an unsecured promissory note due on April 30, 2000, bearing interest at the rate of 7% per annum with interest only payable monthly.

     Effective July 30, 1997, the Company issued 38,000 shares of its Series A Preferred Stock, and 64,838 shares of Common Stock, to Twenty-First Century Off-Shore Fund, Ltd., a Bahamian open-ended corporation ('Twenty-First Century'), for $3.8 million. The investment manager of Twenty-First Century is a limited liability company in which Robert J. Skandalaris is a member. On December 22, 1997, the Company redeemed the Series A Preferred Stock and 64,838 shares of Common Stock from Twenty-First Century for an aggregate redemption price of $3.8 million.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements [Filed under Item 8 above.]

  Financial Statement Schedules

     Not applicable.

EXHIBITS
--------
   .1* 2   Stock Purchase Agreement dated April 7, 1997 among the Company, Utilase, Inc., the Shareholders of
           Utilase, Inc.
  3.3      Amended and Restated Bylaws of the Company.
  4.2*     Forms of Series A Subordinated Promissory Notes.
  4.3*     Forms of Series B Subordinated Promissory Notes.
  4.4*     Forms of Series C Subordinated Promissory Notes.
  4.5*     Forms of Series D Subordinated Promissory Notes.
 10.8*     Stock Purchase Agreement dated January 1, 1996 among the Company and Cass River Coatings, Inc., Gene
           Oldford, Kevin Redding, Chris Frampton, Jan Wojeichowski, Pat Patterson, and Jim Lamb.
 10.15*    Stock Option Agreement dated January 31, 1996 between Cass River Coatings, Inc. and Gene Oldford, Kevin
           Redding, Chris Frampton, Jan Wojeichowski, Pat Patterson, and Jim Lamb.
 10.18*    Stock Purchase Agreement dated January 1, 1996 between the Company and Richard J. Reason, individually and as Trustee of his Revocable Living Trust dated April 9, 1979 and The Richard J. Reason Irrevocable
           Trust for the Benefit of Victoria Aldrich and Peter Reason dated October 12, 1992.
 10.19*    Promissory Note dated January 1, 1996 in the original principal amount of $2,231,000 delivered by the
           Company in favor of The Richard J. Reason Irrevocable Trust for the Benefit of Victoria Aldrich and Peter
           Reason dated October 12, 1992.
 10.20*    Promissory Note dated January 1, 1996 in the original principal amount of $4,119,000 delivered by the
           Company in favor of Richard J. Reason, Trustee of his Revocable Living Trust dated April 9, 1979.
 10.21*    Guaranty of Robert Skandalaris ($500,000) dated January 1, 1996 for the benefit of The Richard J. Reason
           Irrevocable Trust for the Benefit of Victoria Aldrich and Peter Reason dated October 12, 1992.
 10.22*    Land Contract dated April 30, 1996 between RichardnJ. Reason Agreement of Trust dated April 9, 1979 and
           Monroe Engineering Products, Inc.
 10.23*    Guaranty of Robert Skandalaris dated April 30, 1996 of Monroe Engineering Products, Inc.'s obligations under Land Contract.
 10.24*    Employment and Deferred Compensation Agreement dated January 1, 1996 between Monroe Engineering Products,
           Inc. and Richard Reason, as amended December 30, 1996.
 10.26*    Stock Purchase Agreement dated July 1, 1996, between DCT Component Systems, Inc., a Michigan corporation,
           James Bronce Henderson III, David C. Stone, the Company, and Peter Raab.
 10.27*    Stock Redemption Agreement dated July 1, 1996 between Peter Raab and DCT Components Systems, Inc.
 10.28*    Management Agreement dated July 1, 1996 between DCT Component Systems, Inc. and the Company.
 10.29*    Voting Agreement and Irrevocable Proxies dated July 1, 1996 by and among DCT Component Systems, Inc.,
           James Bronce Henderson III, and David C. Stone, and Robert Skandalaris as the representative of the
           Company.
 10.30*    Shareholder Agreement among the Company, James Bronce Henderson III, David C. Stone, Peter Raab and DCT
           Component Systems, Inc. dated July 1, 1996.

EXHIBITS
--------
 10.31*    Executive Bonus Pool for DCT Components Systems, Inc.
 10.32*    License Agreement dated July 1, 1996, by and between James Bronce Henderson III and John C. Fox as licensors, and DCT Component Systems, Inc., as licensee.
 10.36*    Line of Credit Promissory Note ($960,000) made by DCT Component Systems, Inc. in favor of DCT Companies,
           Inc.
 10.37*    Put Agreement dated December 31, 1996 by DCT Component Systems, Inc. in favor of RichardnJ. Reason as
           Trustee of the Richard J. Reason Revocable Living Trust dated April 9, 1979 and agreed to by the Company.
 10.38*    Conversion Agreement dated December 31, 1996 among DCT Component Systems, Inc., the Company and Holder.
 10.41*    Asset Purchase Agreement dated February 28, 1997 and effective March 1, 1997 between Utilase Production
           Process, Inc. and Utilase, Inc.
 10.42*    Promissory Note dated February 28, 1997 made by the Company and Utilase Production Process, Inc. in favor of Utilase, Inc. in the principal amount of $850,000.
 10.43*    Security Agreement dated February 28, 1997 among the Company and Utilase Production Process, Inc. and
           Utilase, Inc.
 10.44*    Escrow Agreement dated April 7, 1997 among the Company, Utilase, Inc., and Jaffe, Raitt, Heuer & Weiss.
 10.45*    Form of Non-Compete Agreement between Utilase, Inc. and James Bronce Henderson III.
 10.46*    Form of Non-Compete Agreement between the Company and Jeffrey A. Moss.
 10.47*    Form of Non-Compete Agreement between Utilase, Inc. and DCT, Inc.
 10.48*    Employment Agreement dated April 7, 1997 between Utilase, Inc. and John K. Baysore.
 10.49*    Registration Rights Agreement dated April 7, 1997 among the Company, Utilase, Inc., James Bronce
           Henderson III and Jeffrey A. Moss.
 10.50*    Shareholders' Agreement dated April 7, 1997 among the Company, Utilase, Inc., Robert J. Skandalaris and
           James Bronce Henderson III.
 21.1      Subsidiaries of the Registrant.
 27.1      Financial Data Schedule.
 99.1      Pro Forma Financial Data

------------------
* Incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-27149).

(b) Reports on Form 8-K.

     Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 4, 1998

                                          NOBLE INTERNATIONAL, LTD.

                                          By: _____/s/ ROBERT J. SKANDALARIS____
                                                    Robert J. Skandalaris
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant in the capacities and on the dates indicated.

                SIGNATURE                                        TITLE                             DATE
------------------------------------------  -----------------------------------------------   --------------

        /s/ ROBERT J. SKANDALARIS           Chief Executive Officer and Director (Principal    March 4, 1998
------------------------------------------  Executive Officer)
          Robert J. Skandalaris

        /s/ RICHARD V. BALGENORTH           Chief Financial Officer (Principal Financial       March 4, 1998
------------------------------------------  and Accounting Officer)
          Richard V. Balgenorth

      /s/ JAMES BRONCE HENDERSON III        Chairman of the Board of Directors                 March 4, 1998
------------------------------------------
        James Bronce Henderson III

         /s/ CHRISTOPHER L. MORIN           Chief Operating Officer and Director               March 4, 1998
------------------------------------------
           Christopher L. Morin

          /s/ RICHARD J. REASON             Director                                           March 4, 1998
------------------------------------------
            Richard J. Reason

           /s/ TIMOTHY F. HEALY             Director                                           March 4, 1998
------------------------------------------
             Timothy F. Healy

          /s/ DANIEL J. MCENROE             Director                                           March 4, 1998
------------------------------------------
            Daniel J. McEnroe

         /s/ ANTHONY R. TERSIGNI            Director                                           March 4, 1998
------------------------------------------
           Anthony R. Tersigni