Form 10-Q
period 1998-03-31
NOBLE INTERNATIONAL LTD
filed 1998-05-14
CIK 1034258

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                              OR

[   ]   TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ______________________  to ______________________

Commission File Number:   001-13581

                            NOBLE INTERNATIONAL, LTD.
             (Exact name of registrant as specified in its charter)

               Michigan                                        38-3139487
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification Number)

    33 Bloomfield Hills Parkway, Suite 155, Bloomfield Hills, Michigan 48304
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (248) 433-3093
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares of the registrant's common stock, no par value, outstanding as of March 31, 1998 was 7,156,825.

                            NOBLE INTERNATIONAL, LTD.
                                 FORM 10-Q INDEX


This report contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and is subject to the safe harbor created by that section. Statements regarding future operating performance, new programs expected to be launched and other future prospects and developments are based upon current expectations and involve certain risks and uncertainties that could cause actual results and developments to differ materially. Potential risks and uncertainties include such factors as demand for the company's products, pricing, the company's growth strategy, including its ability to consummate and successfully integrate future acquisitions, industry cyclicality and seasonality, the company's ability to continuously improve production technologies, activities of competitors and other risks detailed in the company's Annual Report on Form 10-K for the year ended December 31, 1997 and other filings with the Securities and Exchange Commission.


PART I - FINANCIAL INFORMATION                                                                 Page
        Item 1.  Financial Statements

               Consolidated Balance Sheets as of March 31, 1998
               (unaudited) and December 31, 1997.............................................  3

               Consolidated Statements of Earnings (unaudited) for the
               Three Month Periods Ended March 31, 1998 and 1997.............................  4

               Consolidated Statements of Cash Flows (unaudited) for the
               Three Month Periods Ended March 31, 1998 and 1997.............................  5

               Notes to Consolidated Interim Financial Statements............................  6

        Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations......................................................  7

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................  8

PART II - OTHER INFORMATION

        Item 1.  Legal Proceedings...........................................................  9

        Item 2.  Changes in Securities and Use of Proceeds...................................  9

        Item 3.  Defaults Upon Senior Securities.............................................  9

        Item 4.  Submission of Matters to a Vote of Security Holders.........................  9

        Item 5.  Other Information...........................................................  9

        Item 6.  Exhibits and Reports on Form 8-K............................................  9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            NOBLE INTERNATIONAL, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               DECEMBER 31,            MARCH 31,
ASSETS                                                             1997                  1998
                                                               ------------          ------------
CURRENT ASSETS
  Cash and cash equivalents                                    $  2,352,814          $  1,976,242
  Accounts receivable, trade                                     11,507,622            12,385,245
  Inventories                                                     5,276,420             4,903,891
  Prepaid expenses and other assets                                 290,832               634,058
  Deferred income taxes                                             158,000               176,000
                                                               ------------          ------------
        Total Current Assets                                     19,585,688            20,075,436
PROPERTY, PLANT AND EQUIPMENT, NET                               20,891,089            25,814,327
OTHER ASSETS
  Goodwill                                                       24,822,746            23,557,329
  Covenants not to compete                                        1,383,333             1,335,659
  Sundry                                                            418,305               122,707
                                                               ------------          ------------
                                                                 26,624,384            25,015,695
                                                               ------------          ------------
                                                               $ 67,101,161          $ 70,905,458
                                                               ============          ============

                                                               DECEMBER 31,            MARCH 31,
LIABILITIES AND EQUITY                                             1997                  1998
                                                               ------------          ------------
CURRENT LIABILITIES
  Current maturities of long-term debt                         $    717,285          $    676,481
  Current maturities of notes payable -
    related parties                                               2,386,792             1,886,792
  Current maturities of capital lease obligations                    74,891                42,723
  Accounts payable                                                7,055,130            11,254,102
  Accrued liabilities                                             3,495,552             2,621,843
  Income taxes payable                                              291,848               482,848
                                                               ------------          ------------
        Total Current Liabilities                                14,021,498            16,964,789
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES                     13,766,144            13,449,600
NOTES PAYABLE - RELATED PARTIES,
  EXCLUDING CURRENT MATURITIES                                   10,286,281            10,644,282
CAPITAL LEASE OBLIGATIONS,
  EXCLUDING CURRENT MATURITIES                                      183,150               156,472
DEFERRED INCOME TAXES                                               384,000               384,000
PREFERRED STOCK OF SUBSIDIARY                                       850,000               812,500
SHAREHOLDERS' EQUITY
  Preferred stock, $100 par value, 10% cumulative
    authorized 150,000 shares                                            --                    --
  Common stock, no par value, authorized
    20,000,000 shares, issued and outstanding
    7,160,168 and 7,156,825 shares in 1997
    and 1998, respectively                                       27,344,242            27,337,798
  Retained earnings                                                 265,846             1,190,957
  Equity adjustment from foreign currency translation                    --               (34,940)
                                                               ------------          ------------
                                                                 27,610,088            28,493,815
                                                               ------------          ------------
                                                               $ 67,101,161          $ 70,905,458
                                                               ------------          ------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NOBLE INTERNATIONAL, LTD.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                                         MARCH 31,
                                                           -----------------------------------
                                                               1997                   1998
                                                           ------------           ------------
Net sales                                                  $  5,070,241           $ 17,434,395
Cost of goods sold                                            3,295,079             12,667,532
                                                           ------------           ------------

     Gross profit                                             1,775,162              4,766,863

Selling, general and administrative expenses                  1,073,877              2,973,856
                                                           ------------           ------------

     Operating profit                                           701,285              1,793,007

Other income (expense)
  Equity in earnings of unconsolidated subsidiary                26,592                     --
  Interest income                                                   732                     --
  Interest expense                                             (228,597)              (380,926)
  Sundry, net                                                    13,213                 26,030
                                                           ------------           ------------

Earnings before income taxes                                    513,225              1,438,111
  Income tax expense                                            189,165                513,000
                                                           ------------           ------------

        Net earnings                                       $    324,060           $    925,111
                                                           ============           ============
Basic and diluted earnings per common share                $       0.08           $       0.13
                                                           ============           ============
Weighted average number of shares outstanding                 3,860,160              7,159,091
                                                           ============           ============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NOBLE INTERNATIONAL, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 MARCH 31,
                                                                     ---------------------------------
                                                                         1997                  1998
                                                                     -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                       $   324,060           $   925,111
  Adjustments to reconcile net earnings to
    net cash provided by operations
      Depreciation of property, plant and equipment                       82,327               592,274
      Amortization of goodwill                                            66,268               366,654
      Deferred income taxes                                               18,900               (18,000)
      Equity in loss of unconsolidated subsidiary                        (26,592)                   --
    Changes in operating assets and liabilities
      Increase in accounts receivable                                 (1,253,549)             (868,651)
      Decrease in inventories                                            260,378               353,979
      Increase in prepaid expenses                                      (198,109)             (324,332)
      Decrease (increase) in other assets                                (44,437)            1,239,836
      Increase in accounts payable                                        41,487             4,196,482
      Increase (decrease) in accrued liabilities                         120,717              (685,868)
                                                                     -----------           -----------

        Net cash (used in) provided by operating activities             (608,550)            5,777,485

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment                            (102,398)           (5,500,380)
                                                                     -----------           -----------

        Net cash used in investing activities                           (102,398)           (5,500,380)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable - related parties                           13,147                    --
  Repayments of notes payable - related parties                               --              (142,000)
  Capital lease payments                                                      --               (59,324)
  Redemption of preferred stock of subsidiary                                 --               (37,500)
  Payments on long-term debt                                            (109,333)             (166,739)
  Sale/purchase of company stock                                              --                (6,444)
  Net proceeds from note payable to bank                                 767,935              (190,609)
                                                                     -----------           -----------

        Net cash (used in) provided by financing activities              671,749              (602,616)

                                                                     -----------           -----------
Effect of exchange rate changes on cash                                       --               (51,061)
                                                                     -----------           -----------

        Net decrease in cash                                             (39,199)             (376,572)

                                                                     -----------           -----------
Cash at beginning of period                                              471,412             2,352,814
                                                                     -----------           -----------

                                                                     ===========           ===========
Cash at end of period                                                    432,213             1,976,242
                                                                     ===========           ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for:
    Interest                                                         $   202,314           $   314,988
                                                                     ===========           ===========

    Taxes                                                            $        --           $   340,000
                                                                     ===========           ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NOBLE INTERNATIONAL, LTD.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments have been included and all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.

Results for interim periods should not be considered indicative of results for a full year. The year-end consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B -- INVENTORIES

Inventories at December 31, 1997 and March 31, 1998 consisted of the following:

                                                 DECEMBER 31,         MARCH 31,
                                                    1997                 1998
                                                 ----------           ----------
Raw materials and purchased parts                $1,116,708           $1,171,122
Work in process                                     383,069              441,665
Finished goods                                    2,765,339            2,598,313
Unbilled customer tooling                         1,011,304              692,791
                                                 ----------           ----------
                                                 $5,276,420           $4,903,891
                                                 ----------           ----------

NOTE C -- ADOPTION OF NEW ACCOUNTING STANDARDS

On January 1, 1998, the Corporation adopted Financial Accounting Standards Board (the "FASB") issued Statement No. 130, "Reporting of Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expense, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Consolidated statements of comprehensive income for each of the three months ended March 31, 1998 and 1997 have been omitted as comprehensive income does not differ materially from net earnings as reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

        Net Sales. Net sales for the three months ended March 31, 1998 increased 243.9% to $17.43 million from $5.07 million for the comparable quarter of 1997. The increase in sales is due to the acquisitions of Utilase, Inc. ("Utilase") and Noble Metal Products, Inc. ("NMP") after the first quarter of 1997. Utilase contributed sales of $6.98 million and NMP contributed sales of $6.18 million to the Company 1998's first quarter net sales. Net sales from continuing operations decreased by approximately $0.80 million in the first quarter of 1998 compared to 1997 due to a significant level of tooling sales for new programs included in net sales in the prior year and the loss of a customer at the Company's Vassar Industries subsidiary.

        Cost of Goods Sold. Cost of goods sold increased 284.4% to $12.67 million for the three months ended March 31, 1998 from $3.30 million for the comparable quarter of 1997. As a percent of net sales, cost of goods sold increased to 72.7% from 65.0% primarily due to the inclusion in the current year period of NMP, which had significantly higher cost of goods sold as a percent of net sales than the Company's continuing operations.

        Gross Profit. The Company's gross profit increased by 168.5% to $4.77 million for the three months ended March 31, 1998 from $1.78 million for the comparable quarter of the prior year.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 176.9% for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, due to the acquisitions of Utilase and NMP, the addition of new executive personnel to support the Company's expanded operations and the costs of maintaining the Company's public status following its November 1997 initial public offering. Notwithstanding the increased level of expenses, selling, general and administrative expenses actually decreased as a percentage of net sales from 21% for the first quarter of 1997 to 17% for the first quarter of 1998 as a result of the increased volume of sales generated in the current year period.

        Operating Profit. Operating profit increased 155.7% to $1.79 million for the three months ended March 31, 1998 from $0.70 million for the three months ended March 31, 1997.

        Interest Expense. Interest expense increased 66.6% to $0.38 million for the three months ended March 31, 1998 from $0.23 million for the comparable quarter of the prior year, primarily due to the financing obtained to support increased sales as well as the financing of the Utilase and NMP acquisitions.

        Net Earnings. Net earnings increased by $0.61 million to $0.93 million for the three months ended March 31, 1998 from $0.32 million for the three months ended March 31, 1997, primarily due to the acquisitions of Utilase and NMP.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equipment financing, bank financing and loans from shareholders. The Company's working capital needs and capital equipment requirements have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth in laser welded blanks, glovebox latch, and assembly operations. The anticipated increase in required working capital and capital equipment requirements, are expected to be met from the cash flow from operations, equipment financing and revolving credit borrowings. As of March 31, 1998, the Company had working capital of approximately $3.11 million.

        The Company generated cash flow from operations of $5.78 million for the three months ended March 31, 1998. Cash flow from operating activities in the period was primarily the result of net earnings, depreciation and amortization, and changes in working capital due primarily to unpaid obligations on capital asset projects in progress at Utilase. The Company used cash in investing activities of $5.50 million for the quarter ended March 31, 1998. Cash used in investing activities was primarily for the purchase of property, plant and equipment for Utilase. The Company used $0.60 million in cash flow from financing activities for the three months ended March 31, 1998. The financing activities for the period consisted primarily of payments on debt obligations.

        The Company maintains a $35 million secured revolving line of credit facility (the "Line of Credit") with Comerica Bank ("Comerica") which expires in December 2000. The Line of Credit may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for advances under the facility of either a "Eurocurrency Rate" (Comerica's Eurodollar rate as adjusted for reserves and other regulatory requirements) or a "Base Rate" (the higher of Comerica's prime rate or the federal funds rate plus 200 basis points), plus an applicable margin (ranging from 0% to 2.25%) based upon the Company's ratio of funded debt to EBITDA (earnings before interest expense, income taxes, depreciation and amortization expense). Advances under the facility during the quarter ended March 31, 1998 bore interest at the rate of 7.5% per annum. The Line of Credit is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $20 million. The Company is in compliance with the terms of the Line of Credit.

        The liquidity provided by the Company's existing credit facilities, combined with cash flow from operations is expected to be sufficient to meet the Company's currently anticipated working capital and capital expenditure needs for at least 12 months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such 12-month period. In addition, the Company intends to pursue, as part of its business strategy, future growth through opportunistic acquisitions of assets or companies, which acquisitions may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing in connection with such future acquisitions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

YEAR 2000 COMPLIANCE

        Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. The Company believes that its internal systems are either already Year 2000 compliant or can be upgraded without significant expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Inapplicable.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        Inapplicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        Inapplicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Inapplicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Inapplicable.

ITEM 5. OTHER INFORMATION.

        Effective March 31, 1998, the Company effected a realignment of its seven operating subsidiaries in order to provide greater integration of operations. The Company contributed all of the capital stock of Utilase Production Process, Inc. ("UPP"), Utilase, Inc. ("Utilase") and Noble Metal Products, Inc. ("NMP") to Noble Metal Technologies, Inc. ("NMT"), a newly formed wholly-owned subsidiary of the Company. The Company contributed all of the capital stock of Cass River Coatings, Inc. dba Vassar Industries ("Vassar"), Monroe Engineering Products, Inc. ("Monroe"), Prestolock International, Ltd. ("Prestolock") and Skandy Corp. ("Skandy") to Noble Components & Systems, Inc. ("NCS"), a newly formed wholly-owned subsidiary of the Company. The Company plans to conduct its metal processing and production operations through UPP, Utilase and NMP, as wholly-owned subsidiaries of NMT. The Company plans to conduct its component and systems business through Vassar, Monroe, Prestolock and Skandy, as wholly-owned subsidiaries of NCS.

        On March 2, 1998, the Company redeemed 3,343 shares of Common Stock for $6,444 from a former employee pursuant to the terms of a shareholders agreement providing for the repurchase of shares upon termination of employment based upon a book value formula.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits and Index of Exhibits

        2.2 Stock Exchange Agreement by and among Noble Metal Technologies, Inc., Noble International, Ltd., Utilase, Inc., Noble Metal Products, Inc. and Utilase Production Process, Inc. effective as of March 31, 1998

        2.3 Stock Exchange Agreement by and among Noble Components & Systems, Inc., Noble International, Ltd., Prestolock International, Ltd., Cass River Coatings, Inc. d/b/a Vassar Industries, Monroe Engineering Products, Inc. and Skandy Corp. effective as of March 31, 1998

        27.1    Financial Data Schedule

(b)     Reports on Form 8-K

        The registrant filed a Current Report on Form 8-K on January 6, 1998 reporting the establishment of a new credit facility and the redemption of 38,000 shares of Series A Preferred Stock and 64,838 shares of Common Stock.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            NOBLE INTERNATIONAL, LTD.



Dated:  May 12, 1998                        By: /s/ Richard V. Balgenorth
                                                --------------------------------
                                                Richard V. Balgenorth,
                                                Chief Financial Officer and
                                                Vice President-Corp. Development