Form 10-Q
period 1998-06-30
NOBLE INTERNATIONAL LTD
filed 1998-08-13
CIK 1034258

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT   OF 1934

      For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     ----------------    ------------------

      Commission File Number:   001-13581
                                ---------


                            NOBLE INTERNATIONAL, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Michigan                                     38-3139487
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)


    33 Bloomfield Hills Parkway, Suite 155, Bloomfield Hills, Michigan 48304
--------------------------------------------------------------------------------
                (Address of principal executive offices)            (Zip Code)


                                 (248) 433-3093
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

        The number of shares of the registrant's common stock, no par value, outstanding as of June 30, 1998 was 7,156,825.

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


                                                                                           Page
                                                                                           ----
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets as of June 30, 1998
               (unaudited) and December 31, 1997...........................................  3

               Consolidated Statements of Earnings (unaudited) for the
               Three and Six Month Periods Ended June 30, 1998 and 1997....................  4

               Consolidated Statements of Cash Flows (unaudited) for the
               Six Month Periods Ended June 30, 1998 and 1997..............................  5

               Consolidated Statements of Comprehensive Income (unaudited) for the.........  6
               Three and Six Month Periods Ended June 30, 1998 and 1997

               Notes to Consolidated Interim Financial Statements..........................  7

      Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................................  8

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................. 10

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings........................................................... 11

      Item 2.  Changes in Securities and Use of Proceeds................................... 11

      Item 3.  Defaults Upon Senior Securities............................................. 11

      Item 4.  Submission of Matters to a Vote of Security Holders......................... 11

      Item 5.  Other Information........................................................... 11

      Item 6.  Exhibits and Reports on Form 8-K............................................ 11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            NOBLE INTERNATIONAL, LTD.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                 DECEMBER 31,      JUNE 30,
                                           1997            1998
                                       -----------    ------------
CURRENT ASSETS
  Cash and cash equivalents             $  2,352,814    $    451,092
  Accounts receivable, trade              11,507,622      10,649,824
  Inventories                              5,276,420       6,132,072
  Prepaid expenses and other assets          290,832       1,003,142
  Deferred income taxes                      158,000         206,000
                                        ------------    ------------
        Total Current Assets              19,585,688      18,442,130
PROPERTY, PLANT AND EQUIPMENT, NET        20,891,089      29,947,537
OTHER ASSETS
  Goodwill                                24,822,746      23,240,331
  Covenants not to compete                 1,383,333       1,360,539
  Sundry                                     418,305         177,826
                                        ------------    ------------
                                          26,624,384      24,778,696
                                        ------------    ------------
                                        $ 67,101,161    $ 73,168,363
                                        ============    ============


LIABILITIES AND EQUITY                  DECEMBER 31,      JUNE 30,
                                           1997            1998
                                        ------------    -----------
CURRENT LIABILITIES
  Current maturities of
     long-term debt                     $    717,285    $    565,161
  Current maturities of notes
    payable - related parties              2,386,792       2,295,422
  Current maturities of capital
    lease obligations                         74,891          69,791
  Accounts payable                         7,055,130       8,377,278
  Accrued liabilities                      3,495,552       2,796,687
  Income taxes payable                       291,848         217,915
                                        ------------    ------------
        Total Current Liabilities         14,021,498      14,322,254
LONG-TERM DEBT, EXCLUDING CURRENT
  MATURITIES                              13,766,144      20,177,407
NOTES PAYABLE - RELATED PARTIES,
  EXCLUDING CURRENT MATURITIES            10,286,281       8,495,052
CAPITAL LEASE OBLIGATIONS,
  EXCLUDING CURRENT MATURITIES               183,150         142,052
DEFERRED INCOME TAXES                        384,000         399,000
PREFERRED STOCK OF SUBSIDIARY                850,000         775,000
SHAREHOLDERS' EQUITY
  Preferred stock, $100 par value,
    10% cumulative authorized
    150,000 shares                                --              --

  Common stock, no par value,
    authorized 20,000,000 shares,
    issued and outstanding 7,160,168
    and 7,156,825 shares at
    December 31, 1997 and
    June 30, 1998, respectively           27,344,242      27,337,798
  Retained earnings                          265,846       1,764,822
  Equity adjustment from foreign
    currency translation                          --        (185,557)
                                        ------------    ------------
                                          27,610,088      28,917,063
                                        ------------    ------------
                                        $ 67,101,161    $ 73,168,363
                                        ============    ============

   The accompanying notes are an integral part of these financial statements.

                            NOBLE INTERNATIONAL, LTD.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                            JUNE 30,                         JUNE 30,
                                 -----------------------------     -----------------------------
                                     1997             1998             1997             1998
                                 ------------     ------------     ------------     ------------
Net sales                        $  4,663,546     $ 16,309,781     $  9,733,787     $ 33,744,176
Cost of goods sold                  3,150,219       11,875,197        6,445,298       24,542,729
                                 ------------     ------------     ------------     ------------

     Gross profit                   1,513,327        4,434,584        3,288,489        9,201,447

Selling, general and
  administrative expenses           1,158,348        3,143,801        2,232,225        6,117,657
                                 ------------     ------------     ------------     ------------

     Operating profit                 354,979        1,290,783        1,056,264        3,083,790

Other income (expense)
  Equity in loss of
    unconsolidated subsidiary         (91,292)              --          (64,700)              --
  Interest expense                   (210,237)        (307,048)        (438,834)        (687,974)
  Sundry, net                          40,288            1,164           54,233           27,194
                                 ------------     ------------     ------------     ------------
                                     (261,241)        (305,884)        (449,301)        (660,780)
Earnings before income taxes
  and minority interest                93,738          984,899          606,963        2,423,010

  Minority Interest                        --           20,034               --           20,034
                                 ------------     ------------     ------------     ------------
Earnings before income taxes           93,738          964,865          606,963        2,402,976

        Income tax expense             23,046          391,000          212,211          904,000
                                 ------------     ------------     ------------     ------------
        Net earnings             $     70,692     $    573,865     $    394,752     $  1,498,976
                                 ============     ============     ============     ============
Basic and diluted earnings
  per common share               $       0.02     $       0.08     $       0.10     $       0.21
                                 ============     ============     ============     ============
Weighted average number of
  shares outstanding                3,860,160        7,156,825        3,860,160        7,157,958
                                 ============     ============     ============     ============


   The accompanying notes are an integral part of these financial statements.

                            NOBLE INTERNATIONAL, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED JUNE 30,
                                                       ------------------------------
                                                            1997             1998
                                                       ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                         $    394,752     $  1,498,976
  Adjustments to reconcile net earnings to
    net cash provided by operations
      Depreciation of property, plant and equipment         205,895        1,205,408
      Amortization of goodwill                              135,130          707,484
      Deferred income taxes                                      --          (33,000)
      Equity in loss of unconsolidated subsidiary            64,700               --
    Changes in operating assets and liabilities
      Decrease (increase) in accounts receivable         (1,590,275)         834,348
      Increase in inventories                              (367,423)        (856,422)
      Increase in prepaid expenses                         (191,542)        (712,682)
      Decrease (increase) in other assets                  (406,368)       1,134,192
      Increase in accounts payable                          319,956        1,327,515
      Increase (decrease) in income taxes payable           191,649          (73,933)
      Increase (decrease) in accrued liabilities            226,905         (736,315)
                                                       ------------     ------------

        Net cash provided by operating activities        (1,016,621)       4,295,571

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment               (506,314)     (10,315,973)
                                                       ------------     ------------

        Net cash used in investing activities              (506,314)     (10,315,973)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable - related parties              35,427               --
  Repayments of notes payable - related parties              (5,000)      (1,829,921)
  Capital lease payments                                         --          (44,437)
  Redemption of preferred stock of subsidiary                    --          (75,000)
  Payments on long-term debt                               (373,350)        (440,122)
  Sale/purchase of company stock                                 --           (6,444)
  Net proceeds from note payable to bank                  1,600,687        6,639,086
                                                       ------------     ------------

        Net cash provided by financing activities         1,257,764        4,243,162

Effect of exchange rate changes on cash                          --         (124,482)
                                                       ------------     ------------

        Net decrease in cash                               (265,171)      (1,901,722)

Cash at beginning of period                                 471,412        2,352,814
                                                       ------------     ------------

Cash at end of period                                  $    206,241     $    451,092
                                                       ============     ============

SUPPLEMENTAL CASH FLOW DISCLOSURE

  Cash paid for:
    Interest                                           $    428,682     $    646,407
                                                       ============     ============
    Taxes                                              $     20,000     $  1,011,000
                                                       ============     ============

   The accompanying notes are an integral part of these financial statements.

                            NOBLE INTERNATIONAL, LTD.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                        JUNE 30,                        JUNE 30,
                               --------------------------     --------------------------
                                   1997           1998            1997           1998
                               -----------    -----------     -----------    -----------
Net earnings                   $    70,692    $   573,865     $   394,752    $ 1,498,976
Other comprehensive income,
  equity adjustment from
  foreign translation, net
  of tax                                --        (97,900)             --       (120,600)
                               -----------    -----------     -----------    -----------

Comprehensive income           $    70,692    $   475,965     $   394,752    $ 1,378,376
                               ===========    ===========     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                            NOBLE INTERNATIONAL, LTD.

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

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

NOTE B - INVENTORIES

Inventories at December 31, 1997 and June 30, 1998 consisted of the following:

                                         DECEMBER 31,        JUNE 30,
                                            1997              1998
                                         -----------       ----------
Raw materials and purchased parts        $1,116,708        $1,346,966
Work in process                             383,069           454,157
Finished goods                            2,765,339         3,394,490
Unbilled customer tooling                 1,011,304           936,459
                                         ----------        ----------
                                         $5,276,420        $6,132,072
                                         ==========        ==========

NOTE C - ADOPTION OF NEW ACCOUNTING STANDARDS

On January 1, 1998, the Corporation adopted Financial Accounting Standards Board (the "FASB") Statement No. 130, "Reporting of Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expense, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Net Sales. Net sales for the three months ended June 30, 1998 increased 250% to $16.31 million from $4.66 million for the comparable quarter of 1997. Net sales for the six months ended June 30, 1998 increased 247% to $33.74 million from $9.73 million for the comparable period of 1997. The increase in sales is due primarily to the acquisitions of Noble Metal Processing, Inc. ("Noble Processing," formerly Utilase, Inc.) and Noble Metal Forming, Inc. ("Noble Forming," formerly Noble Metal Products, Inc. and DCT Component Systems, Inc.) after the first two quarters of 1997. Noble Processing contributed sales of $6.98 million and $5.93 million, respectively, for the three and six month periods ended June 30, 1998. Noble Forming contributed sales of $6.18 million and $5.72 million, respectively, for the three and six month periods ended June 30, 1998. Net sales from recurring operations decreased by approximately $0.01 million and $0.81 million, respectively, for the three and six month periods ended June 30, 1998 compared to prior year periods. The decline in the most recent quarter is due to the impact of the General Motors strike. The decline for the six month period ended June 30, 1998 is due to a significant level of tooling sales for new programs in sales in the prior year and the loss of a customer at the Company's Vassar Industries subsidiary.

        Cost of Goods Sold. Cost of goods sold increased 277% to $11.88 million for the three months ended June 30, 1998 from $3.15 million for the comparable quarter of 1997. Cost of goods sold increased 281% to $24.54 million from $6.45 million for the months ended June 30, 1998. As a percent of net sales, cost of goods sold increased to 73% from 68% and to 73% from 66%, respectively, for the three and six month periods ended June 30, 1998 compared to prior year periods. The increase in cost of goods sold as a percentage of net sales in the current year is primarily due to the inclusion of Noble Forming, which had significantly higher cost of goods sold as a percentage of net sales than the Company's continuing operations, and the reduced volume of sales at Vassar without a corresponding reduction in fixed manufacturing costs.

        Gross Profit. The Company's gross profit increased by 193% to $4.43 million for the three months ended June 30, 1998 from $1.51 million for the comparable quarter of 1997. For the six months ended June 30, 1998, the Company's gross profit increased by 180% to $9.20 million from $3.29 million for the comparable period of the prior year.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 171% and 174%, respectively, for the three and six month periods ended June 30, 1998 as compared to the three and six month periods ended June 30, 1997, due to the acquisitions of Noble Processing and Noble Forming, the addition of executive personnel to support the Company's expanded operations and the costs of maintaining the Company's public status following its November 1997 initial public offering. Notwithstanding the increased level of expenses, selling, general and administrative expenses decreased as a percentage of net sales from 25% for the second quarter of 1997 to 19% for the second quarter of 1998, and from 23% for the six months ended June 30, 1997 to 18% for the six months ended June 30, 1998. These decreases are primarily the result of the increased volume of sales generated in the current year periods.

        Operating Profit. Operating profit increased 264% to $1.29 million for the three months ended June 30, 1998 from $0.35 million for the three months ended June 30, 1997. For the six months ended June 30, 1998, operating profit was $3.08 million compared to $1.06 million in the prior year period, an increase of 192%.

        Interest Expense. Interest expense increased 48% to $0.31 million for the three months ended June 30, 1998 from $0.21 million for the comparable quarter of the prior year, and by 57% to $0.69 for the six months ended June 30, 1998 from $0.44 million for the comparable period of the prior year. The increases in the current year periods were primarily due to the financing obtained to support increased sales as well as the financing of the Noble Processing and Noble Forming acquisitions.

        Net Earnings. Net earnings increased by $0.50 million to $0.57 million for the three months ended June 30, 1998 from $0.07 million for the three months ended June 30, 1997. Net earnings increased by $1.11 million to $1.50 million for the six months ended June 30, 1998 from $0.39 million for the six months ended June 30, 1997. The increase in net earnings for the current year is primarily due to the Noble Processing and Noble Forming acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equipment financing, bank financing and loans from shareholders. The Company's working capital needs and capital equipment requirements have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. Increases in required working capital and capital equipment requirements are expected to be met from cash flow from operations, equipment financing and revolving credit borrowings. As of June 30, 1998, the Company had working capital of approximately $4.12 million.

        The Company generated cash flow from operations of $4.30 million for the six months ended June 30, 1998. Cash flow from operating activities in the period was primarily the result of net earnings, depreciation and amortization, and changes in working capital due primarily to unpaid obligations on capital asset projects in progress at Noble Processing. The Company used cash in investing activities of $10.32 million for the six months ended June 30, 1998. Cash used in investing activities was primarily for the purchase of property, plant and equipment. The Company generated $4.24 million in cash flow from financing activities for the six months ended June 30, 1998. The financing activities in the period were primarily borrowings on the Company's line of credit to facilitate the purchase of additional capital equipment at Noble Processing.

        The Company maintains a $50 million secured revolving line of credit (the "Line of Credit") with Comerica Bank ("Comerica") which expires in December 2000. The Line of Credit was increased from $35 million to $50 million in July 1998. The Line of Credit may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for advances under the facility of either a "Eurocurrency Rate" (Comerica's Eurodollar rate as adjusted for reserves and other regulatory requirements) or a "Base Rate" (the higher of Comerica's prime rate or the federal funds rate plus 200 basis points), plus an applicable margin (ranging from 0% to 2.25%) based upon the Company's ratio of funded debt to EBITDA (earnings before interest expense, income taxes, depreciation and amortization expense). Advances under the facility during the six months ended June 30, 1998 bore interest at the rate of 7.5% per annum. The Line of Credit is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $20 million. The Company is in compliance with the terms of the Line of Credit.

        On July 3, 1998, the Company entered into letters of intent for the acquisition of two Canadian entities, Tiercon Holdings, Inc., subject to its prior acquisition of Triam Automotive Canada, Inc. (collectively "Tiercon/Triam"), and Centrifugal Coaters, Inc. ("Centrifugal") (collectively the "Pending Acquisitions"). On July 24, 1998 the acquisition of Tiercon/Triam was consummated for a purchase price of approximately $32 million plus preferred shares of a Canadian subsidiary exchangeable for 80,000 shares of the Company's common stock, no par value ("Common Stock"). The cash portion of the Tiercon/Triam purchase price was funded by the Line of Credit. The purchase price for Centrifugal will consist of preferred shares of a Canadian subsidiary exchangeable for 170,000 shares of Common Stock. Management is currently reviewing proposals from a number of lenders to provide an approximately $20 million line of credit to service the working capital needs of the Company's Canadian operations upon consummation of all of the Pending Acquisitions (the "Canada Line"). Capital expenditure requirements for the Canadian operations are also expected to be financed independently.

        On July 31, 1998 the Company had an initial closing of a private offering of 6% Convertible Subordinated Debentures (the "Debentures") for gross proceeds of $15.5 million. The proceeds were used to reduce the Line of Credit. The Debentures have not been registered under the Securities Act of 1933 and are being sold only outside the United States to non-U.S. persons as part of a private offering pursuant to Regulation S of a minimum of $15 million and a maximum of $40 million in principal amount of Debentures. Management anticipates additional sales of the Debentures prior to the scheduled August 31, 1998 termination of the offering, the proceeds of which will also be used to reduce the Line of Credit, but does not anticipate selling the entire $40 million in principal amount of Debentures. The Debentures mature on July 31, 2005 and interest is payable on January 31 and July 31 of each year; provided, however, that for the first three years, in lieu of cash interest, additional Debentures will be issued. Commencing November 30, 1998, the Debentures are convertible into Common Stock at $14.3125 per share (subject to adjustment). Beginning January 31, 2004 and on each July 31 and January 31 thereafter, the Company is required to redeem for cash 25% of the outstanding principal amount of the Debentures.

        The liquidity provided by the Company's credit facilities (including the Canada Line), combined with cash flow from operations, is expected to be sufficient to meet the Company's anticipated working capital and capital expenditure needs for existing operations (including the Pending Acquisitions) for at least 12 months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such 12 month period. In addition, the Company intends to pursue future growth through opportunistic acquisitions which may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing in connection with such future acquisitions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

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

        Inapplicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Inapplicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company's Annual Meeting of Shareholders was held on April 23, 1998. James Bronce Henderson III, Robert J. Skandalaris, Christopher L. Morin, Richard
J. Reason, Timothy F. Healy, Daniel J. McEnroe and Anthony R. Tersigni were re-elected to the Company's Board of Directors. Of the 7,160,168 shares issued, outstanding and entitled to vote the Annual Meeting, 5,976,163 shares were voted in favor of each director nominee and 2,900 shares were withheld from voting for each director nominee.

        At the Annual Meeting, the Company's shareholders also approved the 1997 Stock Option Plan, with 4,275,578 shares voted for approval, 66,210 shares voted against approval and 14,950 shares abstaining. In addition the appointment of Grant Thornton LLP as the Company's independent public accountants was ratified with 5,970,163 shares voted for approval, 2,200 shares voted against approval and 6,700 shares abstaining.

ITEM 5. OTHER INFORMATION.

        The Securities and Exchange Commission ("SEC") has recently amended its Rule 14a-4, which governs the use by the Company of discretionary voting authority with respect to certain shareholder proposals. SEC Rule 14a-4(c)(1) provides that, if the proponent of a shareholder proposal fails to notify the Company at least 45 days prior to the month and day of mailing the prior year's proxy statement, the proxies of the Company's management would be permitted to use their discretionary authority at the Company's next annual meeting of shareholders if the proposal were raised at the meeting without a discussion of the matter in the proxy statement. In order to provide shareholders with notice of the deadline for the submission of such proposals for the Company's 1999 Annual Meeting of Shareholders, the Company hereby notifies all shareholders of the Company that after January 26, 1999, any shareholder proposal submitted outside the process of SEC Rule 14a-8 will be considered untimely for purposes of SEC Rules 14a-4 and 14a-5(e).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits and Index of Exhibits

        27.1   Financial Data Schedule

(b)     Reports on Form 8-K

        Inapplicable.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NOBLE INTERNATIONAL, LTD.



Dated: August 12, 1998                      By: /s/ RICHARD V. BALGENORTH
                                                --------------------------------
                                                Richard V. Balgenorth,
                                                Chief Financial Officer and
                                                Vice President-Corp. Development

                                 EXHIBIT INDEX


EXHIBIT                                                         SEQUENTIALLY
NUMBER           DESCRIPTION                                    NUMBERED PAGE
-------          -----------                                    -------------
 27.1            Financial Data Schedule