Form 10-Q
period 1998-09-30
NOBLE INTERNATIONAL LTD
filed 1998-11-16
CIK 1034258

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

     Commission File Number:   001-13581
                              -----------

                            NOBLE INTERNATIONAL, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Michigan                                    38-3139487
 -------------------------------                   ----------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                   Identification Number)


    33 Bloomfield Hills Parkway, Suite 155, Bloomfield Hills, Michigan 48304
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (248) 433-3093
              (Registrant's telephone number, including area code)


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

        The number of shares of the registrant's common stock, no par value, outstanding as of September 30, 1998 was 7,156,825.

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

                                                                                         PAGE
                                                                                         ----
PART I - FINANCIAL INFORMATION........................................................... 3

  Item 1.  Financial Statements.......................................................... 3

           Consolidated Balance Sheets as of September 30, 1998
           (unaudited) and December 31, 1997............................................. 3

           Consolidated Statements of Earnings (unaudited) for the
           Three and Nine Month Periods Ended September 30, 1998 and 1997................ 4

           Consolidated Statements of Cash Flows (unaudited) for the
           Nine Month Periods Ended September 30, 1998 and 1997.......................... 5

           Consolidated Statements of Comprehensive Income (unaudited)
           for the Three and Nine Month Periods Ended September 30, 1998 and 1997........ 6

           Notes to Consolidated Interim Financial Statements............................ 7

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations......................................................... 9

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.................... 11

PART II - OTHER INFORMATION.............................................................. 12

   Item 1. Legal Proceedings............................................................. 12

   Item 2. Changes in Securities and Use of Proceeds..................................... 12

   Item 3. Defaults Upon Senior Securities............................................... 12

   Item 4. Submission of Matters to a Vote of Security Holders........................... 12

   Item 5. Other Information............................................................. 12

   Item 6. Exhibits and Reports on Form 8-K.............................................. 12

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            NOBLE INTERNATIONAL, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 DECEMBER 31,         SEPTEMBER 30,
ASSETS                                                               1997                 1998
                                                                 -------------        -------------
CURRENT ASSETS
      Cash and cash equivalents                                  $   2,352,814        $   3,517,019
      Accounts receivable, trade                                    11,507,622           16,765,281
      Inventories                                                    5,276,420           12,153,816
      Prepaid expenses and other assets                                290,832            1,546,250
      Deferred income taxes                                            158,000              230,000
                                                                 -------------        -------------

         Total Current Assets                                       19,585,688           34,212,366
PROPERTY, PLANT AND EQUIPMENT, NET                                  20,891,089           41,469,408
OTHER ASSETS
      Goodwill                                                      24,822,746           39,537,406
      Covenants not to compete                                       1,383,333            1,233,277
      Sundry                                                           418,305            7,071,685
                                                                 -------------        -------------
                                                                    26,624,384           47,842,368
                                                                 -------------        -------------
                                                                 $  67,101,161        $ 123,524,142
                                                                 =============        =============

LIABILITIES AND EQUITY

CURRENT LIABILITIES
      Current maturities of long-term debt                       $     717,285        $     511,647
      Current maturities of notes payable-
         related parties                                             2,386,792            2,538,948
      Current maturities of capital lease obligations                   74,891              239,013
      Accounts payable                                               7,055,130           10,887,425
      Accrued liabilities                                            3,495,552            6,419,751
      Income taxes payable                                             291,848               37,539
                                                                 -------------        -------------

         Total Current Liabilities                                  14,021,498           20,634,323

LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES                        13,766,144           43,038,110
NOTES PAYABLE - RELATED PARTIES,
      EXCLUDING CURRENT MATURITIES                                  10,286,281            8,275,668
CAPITAL LEASE OBLIGATIONS,
      EXCLUDING CURRENT MATURITIES                                     183,150              920,567
CONVERTIBLE SUBORDINATED DEBENTURES                                         --           20,769,309
DEFERRED INCOME TAXES                                                  384,000              727,769
PREFERRED STOCK OF SUBSIDIARY                                          850,000              737,500
SHAREHOLDERS' EQUITY
      Preferred stock, $100 par value, 10% cumulative
         authorized 150,000 shares                                          --                   --

      Common stock, no par value, authorized
         20,000,000 shares, issued and outstanding
         7,160,168 and 7,156,825 shares at December
         31, 1997 and September 30, 1998,
         respectively                                               27,344,242           27,337,798

      Retained earnings                                                265,846            2,380,911
      Equity adjustment from foreign currency translation                   --           (1,297,813)
                                                                 -------------        -------------
                                                                    27,610,088           28,420,896
                                                                 -------------        -------------
                                                                 $  67,101,161        $ 123,524,142
                                                                 =============        =============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                            NOBLE INTERNATIONAL, LTD.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                                    -------------------------------       -------------------------------
                                                        1997               1998               1997               1998
                                                    ------------       ------------       ------------       ------------
Net sales                                           $  4,527,868       $ 22,711,001       $ 14,261,655       $ 56,455,177
Cost of goods sold                                     3,152,666         17,262,288          9,597,964         41,805,017
                                                    ------------       ------------       ------------       ------------

     Gross profit                                      1,375,202          5,448,713          4,663,691         14,650,160

Selling, general and
  administrative expenses                              1,308,528          3,454,820          3,540,753          9,572,477
                                                    ------------       ------------       ------------       ------------

     Operating profit                                     66,674          1,993,893          1,122,938          5,077,683

Other income (expense)
   Equity in loss of unconsolidated subsidiary           (34,346)                --            (99,046)                --
   Interest expense                                     (214,817)          (905,897)          (653,651)        (1,593,871)
   Sundry, net                                           115,416             16,435            119,437             43,629
                                                    ------------       ------------       ------------       ------------
                                                        (133,747)          (889,462)          (633,260)        (1,550,242)
Earnings/(loss) before income taxes
  and minority interest                                  (67,073)         1,104,431            489,678          3,527,441

   Minority interest                                          --             19,641                 --             39,675
                                                    ------------       ------------       ------------       ------------
Earnings/(loss) before income taxes                      (67,073)         1,084,790            489,678          3,487,766
       Income tax expense                                 (5,171)           468,701            207,040          1,372,701
                                                    ------------       ------------       ------------       ------------
       Net earnings/(loss)                               (61,902)           616,089            282,638          2,115,065
       Preferred stock dividends                              --                 --             63,506                 --
                                                    ------------       ------------       ------------       ------------
Net earnings/(loss) on common shares                $    (61,902)      $    616,089       $    219,132       $  2,115,065
                                                    ============       ============       ============       ============

Basic earnings (loss) per common share              $      (0.02)      $       0.09       $       0.06       $       0.30
                                                    ============       ============       ============       ============

Weighted average shares outstanding                    3,903,393          7,161,877          3,874,569          7,161,827
                                                    ============       ============       ============       ============

Earnings (loss) per common share - assuming
   dilution                                         $      (0.02)      $       0.08       $       0.06       $       0.29
                                                    ============       ============       ============       ============

Weighted average shares outstanding
   and common stock equivalents                        3,903,393          7,345,771          3,874,569          7,271,782
                                                    ============       ============       ============       ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                            NOBLE INTERNATIONAL, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                -------------------------------
                                                                                    1997               1998
                                                                                ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                               $    282,638       $  2,115,065
     Adjustments to reconcile net earnings to
       net cash provided by operations
              Depreciation of property, plant and equipment                          321,242          2,131,485
              Amortization of goodwill                                               202,695          1,224,182
              Deferred income taxes                                                  (15,900)          (276,525)
              Equity in loss of unconsolidated subsidiary                             99,046                 --
     Changes in operating assets and liabilities, net of business acquisition
              Increase in accounts receivable                                     (1,749,208)          (520,837)
              Increase in inventories                                               (636,885)          (886,310)
              Increase in prepaid expenses                                          (143,412)        (1,084,864)
              Increase in other assets                                              (469,773)        (5,699,645)
              Increase in accounts payable                                           315,674            782,140
              Increase in income taxes payable                                       179,840           (254,309)
              Increase in accrued liabilities                                        316,403            231,124
                                                                                ------------       ------------

                                 Net cash (used in) operating activities          (1,297,640)        (2,238,494)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property, plant and equipment                                      (622,929)       (13,767,761)
     Acquisitions of businesses, net of cash acquired                                     --        (30,508,680)
                                                                                ------------       ------------
                                 Net cash (used in) investing activities            (622,929)       (44,276,441)


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable - related parties                                    49,094             22,858
     Repayments of notes payable - related parties                                    (5,000)        (1,881,315)
     Capital lease payments                                                               --           (128,365)
     Proceeds from issuance of common stock                                          353,400                 --
     Proceeds from issuance of preferred stock                                     3,446,600                 --
     Proceeds from issuance of convertible subordinated debentures                        --         20,769,309
     Redemption of preferred stock of subsidiary                                          --           (112,500)
     Payments on long-term debt                                                     (795,772)          (852,135)
     Sale/purchase of company stock                                                       --             (6,444)
     Net proceeds from note payable to bank                                       (1,302,708)        29,918,463
                                                                                ------------       ------------

                                 Net cash provided by financing activities         1,745,614         47,729,871

Effect of exchange rate changes on cash                                                   --            (50,731)
                                                                                ------------       ------------

                                 Net increase (decrease) in cash                    (174,955)         1,164,205

Cash at beginning of period                                                          471,412          2,352,814
                                                                                ------------       ------------

Cash at end of period                                                           $    296,457       $  3,517,019
                                                                                ============       ============

SUPPLEMENTAL CASH FLOW DISCLOSURE
     Cash paid for:
         Interest                                                               $    709,907       $  1,181,637
                                                                                ============       ============

         Taxes                                                                  $     20,000       $  1,295,603
                                                                                ============       ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                            NOBLE INTERNATIONAL, LTD.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                SEPTEMBER 30,                       SEPTEMBER 30,
                                        -----------------------------       ----------------------------
                                           1997              1998              1997             1998
                                        -----------       -----------       -----------      -----------
Net earnings                            $   (61,902)      $   616,089       $   219,132      $ 2,115,065
Other comprehensive income,
   equity adjustment from
   foreign translation, net of tax               --           (19,200)               --         (139,800)
                                        -----------       -----------       -----------      -----------

Comprehensive income                    $   (61,902)      $   596,889       $   219,132      $ 1,975,265
                                        ===========       ===========       ===========      ===========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                            NOBLE INTERNATIONAL, LTD.

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

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

NOTE B--INVENTORIES

Inventories at December 31, 1997 and September 30, 1998 consisted of the following:

                                       DECEMBER 31,     SEPTEMBER 30,
                                           1997              1998
                                       ------------    -------------
Raw materials and purchased parts       $1,116,708      $ 3,217,251
Work in process                            383,069        1,781,204
Finished goods                           2,765,339        4,333,419
Unbilled customer tooling                1,011,304        2,821,942
                                        ----------      -----------
                                        $5,276,420      $12,153,816
                                        ==========      ===========

NOTE C--OTHER ASSETS

Other assets at September 30, 1998 include $5,498,000 advanced by the Company toward the acquisition of Tiercon Coaters, Inc. (formerly Centrifugal Coaters, Inc.). This acquisition by the Company was successfully completed on October 1, 1998.

NOTE D--LINE OF CREDIT AND LONG TERM DEBT

In December 1997, the Company established a $35 million secured revolving Line of Credit with Comerica, which was increased to $55 million in July 1998, and which expires in December 2000. The Line of Credit may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for advances under the facility of either a "Eurocurrency Rate" (Comerica's Eurodollar rate as adjusted for reserves and other regulatory requirements) or a "Base Rate" (1% less than Comerica's prime rate), plus an applicable margin (ranging from 0% to 2.25%) based upon the Company's ratio of funded debt to EBITDA. Advances under the facility during the quarter ended September 30, 1998 bore interest at the rate of 7.25% per annum. The Line of Credit is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers and sales of assets, and bank approval on acquisitions over $20 million.

NOTE E--CONVERTIBLE SUBORDINATED DEBENTURES

On July 31, 1998 and concluding August 10, 1998 the Company closed a private offering of 6% Convertible Subordinated Debentures (the "Debentures") for gross proceeds of $20.76 million. The proceeds were used to reduce the Line of Credit. The Debentures have not been registered under the Securities Act of 1933 and were sold only outside the United States to non-U.S. persons as part of a private offering pursuant to Regulation S of a minimum of $15 million and a maximum of $40 million in principle amount of Debentures. The Debentures mature on July 31, 2005 and interest is payable on January 31 and July 31 of each year; provided, however, that for the first three years, in lieu of cash interest, additional Debentures will be issued. The Debentures are unsecured obligations of the Company which may be redeemed by the Company during the six months beginning January 31, 2000 at 110%, and at 107.5%, 104.5%, 102.5%, 101% and
100.5% during each 12 month period following. Commencing November 30, 1998, the Debentures are convertible into Common Stock at $14.3125 per share (subject to adjustment). Beginning January 31, 2004 and on each July 31 and January 31 thereafter, the Company is required to redeem for cash 25% of the outstanding principal amount of the Debentures through the maturity date. Offering costs of $1.392 million are being amortized over seven years.


NOTE F--ADOPTION OF NEW ACCOUNTING STANDARDS

On January 1, 1998, the Corporation adopted Financial Accounting Standards Board (the "FASB") issued Statement No. 130, "Reporting of Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        NET SALES. Net sales for the three months ended September 30, 1998 increased 402% to $22.71 million from $4.53 million for the comparable quarter of 1997. Net sales for the nine months ended September 30, 1998 increased 296% to $56.46 million from $14.26 million for the comparable period of 1997. The increase in sales is due primarily to the acquisitions of Noble Metal Processing, Inc. ("Noble Processing," formerly Utilase, Inc.) and Noble Metal Forming, Inc. ("Noble Forming," formerly Noble Metal Products, Inc. and DCT Component Systems, Inc.) after the first two quarters of 1997, and Tiercon Plastics, Inc. ("Tiercon Plastics," formerly Triam Automotive Canada, Inc.), acquired in connection with the Company's acquisition of Tiercon Industries, Inc. (formerly Tiercon Holdings, Inc.) in July 1998. Noble Processing contributed sales of $6.69 million and $19.60 million, respectively, for the three and nine month periods ended September 30, 1998. Noble Forming contributed sales of $5.01 million and $16.94 million, respectively, for the three and nine month periods ended September 30, 1998. Tiercon Plastics contributed sales of $7.49 million for the three month period ending September 30, 1998. Net sales from continuing operations decreased by approximately $1.01 million and $1.83 million, respectively for the three and nine month periods ended September 30, 1998 compared to prior year periods. The decline in the most recent quarter is due to the impact of the General Motors strike. The decline for the nine month period ended September 30, 1998 is due to a significant level of tooling sales for new programs in sales in the prior year, the impact of the General Motors strike, and the loss of a customer at the Company's Vassar Industries subsidiary.

        COST OF GOODS SOLD. Cost of goods sold increased 448% to $17.26 million for the three months ended September 30, 1998 from $3.15 million for the comparable quarter of 1997. Cost of goods sold increased 336% to $41.80 million from $9.60 million for the nine months ended September 30, 1998. As a percent of net sales, cost of goods sold increased to 76% from 70% and to 74% from 67%, respectively, for the three and nine month periods ended September 30, 1998 compared to prior year periods. The increase in cost of goods sold as a percentage of net sales in the current year is primarily due to the inclusion of Noble Forming and Tiercon Plastics, which had significantly higher cost of goods sold as a percentage of net sales than the Company's continuing operations, and the reduced volume of sales due to the General Motors strike and loss of a customer at Vassar Industries, without a corresponding reduction in fixed manufacturing costs.

        GROSS PROFIT. The Company's gross profit increased by 296% to $5.45 million for the three months ended September 30, 1998 from $1.37 million for the comparable quarter of 1997. For the nine months ended September 30, 1998, the Company's gross profit increased by 214% to $14.65 million from $4.66 million for the comparable period of the prior year.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 164% and 170%, respectively, for the three and nine month periods ended September 30, 1998 as compared to the three and nine month periods ended September 30, 1997 due to the acquisitions of Noble Processing, Noble Forming and Tiercon Plastics, the addition of executive personnel to support the Company's expanded operations and the costs of maintaining the Company's public status following its November 1997 initial public offering. Notwithstanding the increased level of expenses, selling, general and administrative expenses actually decreased as a percentage of net sales from 28.9% for the third quarter of 1997 to 15.2% for the third quarter of 1998, and from 24.8% for the nine months ended September 30, 1997 to 17.0% for the nine months ended September 30, 1998. The decreases are primarily the result of the increased volume of sales generated in the current year periods.

        OPERATING PROFIT. Operating profit increased to $1.99 million for the three months ended September 30, 1998 from $0.07 million for the three months ended September 30, 1997. For the nine months ended September 30, 1998, operating profit was $5.08 million compared to $1.12 million in the prior year period, an increase of 352%.

        INTEREST EXPENSE. Interest expense increased 322% to $0.91 million for the three months ended September 30, 1998 from $0.21 million for the comparable quarter of the prior year, and by 144% to $1.59 million for the nine months ended September 30, 1998 from $0.65 million for the comparable period of the prior year. The increases in the current year periods were primarily due to the financing obtained to support increased sales as well as the financing of the Noble Processing, Noble Forming and Tiercon Plastics acquisitions.

        NET EARNINGS. Net earnings increased by $0.68 million to $0.62 million for the three months ended September 30, 1998 from a loss of $(0.06) million for the three months ended September 30, 1997. Net earnings increased by $1.90 million to $2.12 million for the nine months ended September 30, 1998 from $0.22 million for the nine months ended September 30, 1997. The increase in net earnings for the current year is primarily due to the Noble Processing and Noble Forming acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equipment financing, bank financing and loans from shareholders. The Company's working capital needs and capital equipment requirements have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. The anticipated increase in required working capital and capital equipment requirements, are expected to be met from the cash flow from operations, equipment financing and revolving credit borrowings. As of September 30, 1998, the Company had working capital of approximately $13.58 million.

        The Company's operations used cash flow of $2.24 million for the nine months ended September 30, 1998. Cash used by operating activities in the period was primarily the result of cash provided by net earnings, depreciation and amortization, offset by changes in working capital, together with $5.50 million advanced toward the acquisition of Tiercon Coaters, Inc. (formerly Centrifugal Coaters, Inc.) which was successfully completed on October 1, 1998. The Company used cash in investing activities of $44.28 million for the nine months ended September 30, 1998. Cash used in investing activities included $30.51 million for the acquisition of Tiercon Plastics in July 1998, together with $13.77 million for the purchase of property, plant and equipment, primarily at Noble Processing. The Company generated $47.73 million in cash flow from financing activities for the nine months ended September 30, 1998. The financing activities in the period were primarily borrowings on the Company's line of credit together with $20.76 million of proceeds from a private offering of Convertible Subordinated Debentures in July 1998 and concluding August 10, 1998.

        The liquidity provided by the Company's existing credit facilities, combined with cash flow from operations is expected to be sufficient to meet the Company's currently anticipated working capital and capital expenditure needs for at least 12 months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such 12-month period. In addition, the Company intends to pursue, as part of its business strategy, future growth through opportunistic acquisitions may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing in connection with such future acquisitions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

YEAR 2000 COMPLIANCE

        Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. The Company has conducted an evaluation of the actions necessary to ensure that its business critical computer systems will be able to function without disruption with respect to the application of dating systems in the year 2000. As a result of this evaluation, the Company is engaged in the process of upgrading, replacing and testing certain of its information and other computer systems so as to be able to operate without disruption due to Year 2000 issues. The Company is also evaluating the ability of its key suppliers to operate without disruption due to Year 2000 issues. The Company's remedial actions are scheduled to be completed no later than the second quarter of 1999 and based on information currently available, the Company does not anticipate the costs of its remedial actions will be material to the Company's results of operations and financial condition and are being expensed as incurred.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Inapplicable

NOTE A -- BASIS OF PRESENTATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Inapplicable..

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Inapplicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Inapplicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Inapplicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Inapplicable.

ITEM 5. OTHER INFORMATION.

        Inapplicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits and Index of Exhibits

            27.1 --  Financial Data Schedule

        (b) Reports on Form 8-K

            The Company filed a Current Report on Form 8-K on August 10, 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NOBLE INTERNATIONAL, LTD.


Dated: November 16, 1998                    By: /s/ DANIEL W. SAMPSON
                                                --------------------------------
                                                    Daniel W. Sampson,
                                                    Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27.1              Financial Data Schedule