Form 10-K
period 1998-12-31
NOBLE INTERNATIONAL LTD
filed 1999-03-31
CIK 1034258

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K
(Mark one)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                  For the Fiscal Year Ended December 31, 1998

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
            For the transition period from __________ to __________

                         Commission File No.: 001-13581

                            NOBLE INTERNATIONAL, LTD.
             (Exact name of registrant as specified in its charter)

                   Michigan                             38-3139487
           (State of incorporation)                  (I.R.S. Employer
                                                     Identification No.)
        33 Bloomfield Hills Pkwy, Suite 155
             Bloomfield Hills, Michigan                   48304
               (Address of principal                    (Zip Code)
                 executive offices)

       Registrant's telephone number, including area code: (248) 433-3093

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class        Name of each exchange on which registered
 Common Stock, no par value              American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                               -------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the shares of common stock, no par value ("Common Stock") held by non-affiliates of the registrant as of March 30, 1999, was approximately $41.4 million based upon the average of the high and low sales prices for the Common Stock on the American Stock Exchange on such date.

         The number of shares of the registrant's Common Stock outstanding as of March 30, 1999 was 7,173,275.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 1999 Annual Meeting to be held April 26, 1999 (the "1999 Proxy Statement").

================================================================================

The matters discussed in this Annual Report on Form 10-K contain certain forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," expect," "believe," "anticipate," "estimate," or "continue," the negative or other variations thereof, or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including continued market demand for the types of products and services produced and sold by the Company, change in worldwide economic and political conditions and associated impact on interest and foreign exchange rates, the level of sales by original equipment manufacturers of vehicles for which the Company supplies parts, the successful integration of companies acquired by the Company, and changes in consumer debt levels.


                                     PART I


Item 1.  Business.

General Development of Business

         Noble International, Ltd. ("Noble") was incorporated on October 3, 1993 in the State of Michigan. Since its formation in 1993, Noble has completed ten acquisitions (the "Acquisitions"). As used in this Annual Report (the "Report"), the term "Company" refers to Noble and its subsidiaries and their combined operations, after consummation of all the Acquisitions.

         In 1996, the Company completed the acquisitions of Noble Component Technologies, Inc. (formerly Prestolock International, Ltd., "NCT"), Monroe Engineering Products, Inc. ("Monroe"), and Cass River Coatings, Inc. ("Vassar"). In 1997, the Company completed the acquisitions of Skandy Corp. ("Skandy"), Utilase Production Processing, Inc. ("UPP"), Noble Metal Forming, Inc. (formerly Noble Metal Products, Inc. and DCT Component Systems, Inc., "NMF"), and Noble Metal Processing, Inc. (formerly Utilase, Inc., "NMP"). In November 1997, the Company completed an initial public offering of 3.3 million shares of Common Stock resulting in gross proceeds of $29.7 million (the "Offering"). In 1998, the Company completed the acquisitions of Tiercon Plastics, Inc. ("TPI"), Tiercon Coatings, Inc. ("TCI"), and H&H Steel Processing, Inc. ("H&H").

         The Company's operating subsidiaries are organized into three divisions based upon the products and services produced. These divisions include metal processing (H&H, NMP, NMF and UPP), plastics and coatings (NCT, TPI, TCI and Vassar), and distribution (Monroe).

Financial Information about Industry Segments

         See Note L to the Consolidated Financial Statements of the Company included elsewhere herein for information on the Company's operations by business segment for the years ended December 31, 1998, 1997 and 1996.

Narrative Description of Business

         The Company is a leading supplier of automotive components, component assemblies and value-added services to the automotive industry. The Company's customers include original equipment manufacturers ("OEMs"), such as General Motors ("GM"), DaimlerChrysler AG ("Chrysler"), Ford Motor Company ("Ford") and Mitsubishi Motors Manufacturing of America ("Mitsubishi"), as well as other companies which are suppliers to OEMs ("Tier I suppliers"), such as Textron Automotive Company, Magna International, GM/Delphi and United Technologies, Inc. The Company, as a Tier II supplier, provides integrated manufacturing, design, planning, engineering and other value-added services to the automotive market.

         The Company's primary operations include: (i) laser welding of automotive tailored blanks; (ii) laser welding and cutting of components; (iii) steel blanking and slitting; (iv) progressive die stamping of automotive components; (v) injection molding of plastic automotive components; (vi) painting and coating of interior and exterior automotive components; (vii) design, engineering and assembly of automotive glovebox latches.

         Metal Processing.

         Laser Welding and Cutting of Components. The Company provides laser welding and cutting services for a variety of automotive components. The process of laser welding involves the concentration of a beam of light, producing energy densities of 16 to 20 million watts per square inch, at the point where two metal pieces are to be joined. Laser welding allows rapid weld speeds with low heat input, thus minimizing topical distortion of the metal and resulting in ductile and formable welds that have mechanical properties comparable to, or in some cases superior to, the metal being welded. Laser welds provide improved visual aesthetics as well as less likelihood of the rattling associated with multi-piece, spot-welded assemblies. The process of laser cutting involves the same concentrated light-beam production of energy, but uses a different wavelength and mode.

         Laser Welding of Tailored Blanks. NMP supplies laser welded tailored blanks to the automotive industry. Laser welding of blanks offers significant advantages over other blank welding technologies, including cost, weight and safety benefits. NMP has developed a technology and production process that permits it to produce laser welded blanks more quickly and with higher quality and tolerance levels than its competitors. In 1995, the UltraLight Steel Auto Body Consortium, a worldwide industry association of steel producers, commissioned a study which concluded that laser welded tailored blanks will play a significant role in car manufacturing in the next decade as the automotive industry is further challenged to produce lighter cars for better fuel economy, with enhanced safety features and lower manufacturing costs. In addition, the study identified 18 potential applications for laser welding of tailored blanks per vehicle. NMP has identified an additional 13 potential applications.

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

         Metal Blanking and Slitting. H&H is a processor of flat-rolled steel, capable of blanking, shearing, slitting and warehousing steel for its customers. H&H operates proprietary light-die presses which reduce down time and increase productivity. H&H's products are sold primarily to steel companies for subsequent resale to automotive stampers and welders. H&H also stores steel coils for its customers for subsequent delivery to other suppliers.

         Metal Stamping. NMF manufactures a variety of automotive components utilizing progressive die stampings. Progressive die stamping is a process in which steel is passed through a series of dies in a stamping press in order to form the steel into three-dimensional parts. NMF's stamping presses range in size from 75 tons to 800 tons, providing the flexibility to stamp flat-rolled steel and steel blanks ranging in thickness from .028 inches to .25 inches. NMF's products are sold primarily to both OEMs and Tier I suppliers. NMF's stamping operations also include the production of parts through extrusion stamping, a process that involves the forcing of steel through a die opening, by restricting movement in other directions, in order to produce a product of uniform cross-sectional shape. NMF operates one of only a few stamping facilities approved by Chrysler to provide extrusion stampings.

         Glovebox Latches. NCT designs, engineers and assembles automotive glovebox latches under the brand name Prestolock(R). The design and engineering of a new Prestolock(R) latch begins two to three years prior to actual production. Automotive glovebox latches are required to comply with certain safety standards and to be engineered to fit securely into the glovebox. NCT's engineers are included in the planning and design phase by both GM and Chrysler, and remain up to date with new body platforms under consideration by the OEMs and Tier I instrument panel suppliers. After a new latch is designed, NCT produces prototype latches and builds the required tooling for production parts. NCT then contracts with manufacturers for the various component parts of the latch and begins the assembly planning process.

         Plastics and Coatings.

         Injection Molding of Plastic Components. TPI operates 27 separate plastic injection molding machines ranging in size from 120 tons to 3300 tons. The range of products produced by TPI includes interior and exterior moldings and bodyside moldings and rockers, for such platforms as General Motor's Cadillac division, Buick Oldsmobile and Pontiac automobiles. TPI has obtained a preferred supplier contract with Magna International which provides it with a competitive advantage in obtaining new production orders.

         Painting and Coating. TCI and Vassar provide fully automated painting and coating services to a variety of OEM and Tier I customers. The coatings group paints interior trim components as well as exterior body side moldings, claddings and facias, spoilers, bumper grilles and rubber components. TCI is currently building a 160,000 square foot state of the art painting facility in Stoney Creek Canada adjacent to an existing TPI painting facility. This new facility will provide the Company with fully automated paint lines capable of making rapid paint and part changes in a high-speed production environment. Since 1986, Vassar has operated as a dedicated GM/Delphi supplier, painting steering column component parts for GM/Delphi's Saginaw Steering Division. As an extension of its relationship with GM/Delphi, the Company also provides steering column sequencing and other assembly services.

         Distribution.

         The Company, through Monroe, distributes tooling components, including adjustable handles, hand wheels, plastic knobs, levers, handles, hydraulic clamps, drills, jigs and permanent magnets to non-automotive customers. Monroe's primary tooling component product line is Kipp(R) brand standard and heavy duty adjustable handles, representing approximately one-half of its tooling component sales. Monroe also distributes Elesa(R) brand high tensile plastic hand wheels, knobs, handles and levers, representing approximately one-quarter of tooling component sales. Although most tooling component products are sold off the shelf, Monroe does perform some light machining of parts for custom orders.

         Monroe is the primary North American distributor for Kipp(R) products and holds the U.S. patent rights to Kipp(R) adjustable handles. Monroe also holds non-exclusive rights to distribute Elesa(R) products throughout North America.

         Design and Engineering.

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

         The Company also provides other value-added services such as prototyping and mold design and construction to its customers. The Company also designs, engineers and produces precision tools and dies for use in its own stamping operations.

         Marketing.

         The Company's salesmen and project managers are involved in product planning and spend a significant amount of time consulting with OEM engineers in order to facilitate the integration of the Company's products into future automotive models.

         Orders for tailored blanks are typically placed by OEMs directly with producers of coiled steel. Further processing steps, such as blanking, are done either by the steel producer or by an independent processor sub-contracted by the steel producer. Project managers at NMP work closely with OEMs during the design phase to promote the specification of NMP as the processor prior to the placing of orders by OEMs with steel producers. Relationships with domestic steel producers are also maintained in order to obtain sub-contracting work for which no processor has been specified by an OEM.

         The Company's tooling component products are sold through catalogs as well as through a network of regional distributors of Kipp(R) and Elesa(R) products. There are approximately 78 wholesale distributors located throughout the United States offering the Company's products. These distributors sell to industrial manufacturing companies such as GM, Chrysler, Caterpillar Inc. and Deere & Company. In addition, there are three distributors of the Company's products in Canada and one in Mexico.

         Raw Materials.

         The raw materials required for the Company's operations include steel, paint, plastic and gases such as carbon dioxide and argon. The Company obtains its raw materials from a variety of suppliers. With the exception of Monroe's purchase of tooling components from Kipp(R) and Elesa(R), the Company does not believe that it is dependent upon any of its suppliers, despite concentration of purchasing of certain materials from a few sources, as other suppliers of the same or similar materials are readily available. The Company typically purchases its raw materials on a purchase order basis as needed and has generally been able to obtain adequate supplies of raw materials for its operations. Further, a substantial portion of the Company's metals processing business involves the toll processing of materials supplied by the Tier I customer, typically a steel manufacturer.

         Patents and Trademarks.

         The Company owns a number of patents and trademarks related to its products and methods of manufacturing. The loss of any single patent or group of patents would not have a material adverse affect on the Company's business. The Company also has proprietary technology and equipment that constitute trade secrets which it has chosen not to register in order to avoid public disclosure thereof. The Company relies upon patent and trademark law, trade secret protection and confidentiality of license agreements with its employees, customers and others to protect its proprietary rights.

         Seasonality.

         The Company's business is largely dependent upon the automotive industry which is highly cyclical and is dependent on consumer spending. In addition, the automotive component supply industry is somewhat seasonal. Increased revenues and operating income are generally experienced during the second calendar quarter as a result of the automotive industry's spring selling season, the peak sales and production period of the year. Revenue and operating income generally decreases during July and

December of each year as a result of changeovers in production lines for new model years as well as scheduled OEM plant shutdowns for vacations and holidays.

         The Company's historical results of operations have generally not reflected typical cyclical or seasonal fluctuations in revenues and operating income. The acquisitions completed by the Company have resulted in a growth trend through successive periods which has masked the effect of typical seasonal fluctuations. There can be no assurance that the Company's business will continue its historical growth trend, or that it will conform to industry norms for seasonality in future periods.

         Customers.

         Sales to the automotive industry constitute a substantial portion of the Company's net sales. The Company's remaining sales are primarily to the tooling component industry. In 1998, sales to the automotive industry accounted for approximately 94.7% of the consolidated net sales of the Company, with GM and Chrysler, including their respective Tier I suppliers, accounting for 30% and 29%, respectively, of net sales.

         Competition.

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

         Environmental Matters.

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

         Employees.

         As of December 31, 1998, the Company had approximately 1,500 employees. Approximately 80% of the Company's employees are production workers and the balance are engineering, sales and clerical, and management and administrative employees. The Company believes that its relations with its employees are satisfactory. Approximately 330 production workers at one TPI plant are represented by the Union of Needle Trade Industrial and Textile Employees. TPI's plant has never been subject to a strike, lockout or other major work stoppage. The current collective bargaining agreement with these production workers expires in February 2000. Approximately 70 production workers at three of H&H's Ohio and Indiana metal processing facilities are represented by the International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America. H&H's plants have also never been subject to a strike, lockout or other major work stoppage. The current collective bargaining agreements with these production workers expire in June 2000, December 2000 and June 2001.

Item 1A. Risk Factors.

         The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects. Additionally, the following factors could cause the Company's actual results to differ materially from those reflected in any forward-looking statements of the Company.

         Substantial Outstanding Indebtedness. In order to finance its operations, including costs related to the consummation of various acquisitions, the Company has incurred substantial indebtedness. The Company's credit facilities are secured by substantially all of its assets as well as the assets of its subsidiaries. In addition to certain financial covenants, the Company's credit facilities restrict its ability to incur additional indebtedness, pledge assets, declare dividends or make distributions to shareholders. As of the date of this Report, the Company is in compliance with all of the terms of its credit facilities. There can be no assurance, however, that the Company will be able to comply with the terms of its credit facilities in the future.

         Debt Service Obligations. The Company's business is subject to all of the risks associated with substantial leverage, including the risk that available cash may not be adequate to make required payments. The Company's ability to satisfy outstanding debt obligations from cash flow will be dependent upon its future performance and will be subject to financial, business and other factors, many of which may be beyond its control. In the event that the Company does not have sufficient cash resources to satisfy its repayment obligations, it would be in default, which would have a material adverse effect on its business. To the extent that the Company is required to use cash resources to satisfy interest payments to the holders of outstanding debt obligations, it will have less resources available for other purposes.

         Reliance on Major Customers. Sales to the automotive industry account for the substantial majority of the Company's sales. In addition, the Company's sales are highly concentrated among a few major OEMs. Thus, the loss of any significant customer could have a material adverse effect on the Company's business. As is typical in the automotive supply industry, the Company has no long-term contracts with any of its customers. The Company's customers provide annual estimates of their requirements, however, sales are made on a short-term purchase order basis. There is substantial and continuing pressure from the major OEMs and Tier I suppliers to reduce costs, including the cost of products purchased from outside suppliers. If in the future the Company is unable to generate sufficient production cost savings to offset price reductions, its gross margins could be adversely affected.

         Limited Consolidated Operating History. The Company has a limited consolidated operating history with regard to a significant portion of its operations. Historical results of operations for 1997 and 1998 do not include all of the results of operations of significant businesses acquired in November 1997, July 1998 and October 1998. As a result, such data is not necessarily indicative of the results that would have been achieved if all of the businesses acquired had been operated on an integrated basis or of the results that may be realized on a consolidated basis in the future.

         Risks Relating to Acquisitions. The automotive component supply industry is undergoing consolidation as OEMs and Tier I suppliers seek to reduce both their costs and their supplier base. Future acquisitions may be made in order to enable the Company to expand into new geographic markets, add new customers, provide new products, expand manufacturing and service capabilities and increase automotive model penetration with existing customers. Integration of the recent acquisitions, or any future acquisitions, may place a strain upon the Company's financial and managerial resources. The full benefits of the Company's acquisitions will require: (i) the integration of administrative, finance, purchasing, engineering, sales and marketing organizations; (ii) the coordination of production efforts; and (iii) the implementation of appropriate operational, financial and management systems and controls. There can be no assurance that the Company will be able to integrate these operations successfully. If the Company fails to successfully integrate an acquired business, its business could be harmed.

         Failure to Obtain Business on New and Redesigned Model Introductions. The Company's product lines are subject to change as its customers, including both OEMs and Tier I suppliers, introduce new or redesigned products. The Company competes for new business both at the beginning of the development phase of new vehicle models, which generally begins two to five years prior to the marketing of such models to the public, and upon the redesign of existing models. The Company's failure to obtain business on new models, or to retain or increase business on redesigned existing models, would adversely affect its business.

         Dependence on Continuous Improvement of Production Technologies. The Company's ability to continue to meet customer demands with respect to performance, cost, quality and service will depend, in part, upon its ability to remain technologically competitive with its production processes. The investment of significant additional capital or other resources may be required to meet this continuing challenge. The Company's inability to improve its production technologies could have a material adverse effect on its business.

         Design and Engineering Resources. OEMs and Tier I suppliers are increasingly requiring their suppliers to provide more design and engineering input at earlier stages in the product development process. The direct costs of design and engineering are generally borne by the Company's customers. However, the Company bears the indirect cost associated with the allocation of limited design and engineering resources to such product development projects. Despite the Company's up-front dedication of design and engineering resources, its customers are under no obligation to order the subject components or systems from the Company following their development. In addition, when the Company deem it strategically advisable, it may also bear the direct up-front design and engineering costs as well. There can be no assurance that the Company's dedication of design and engineering resources, or up-front design and engineering expenditures, will not have a material adverse effect on the Company's financial condition or results of operations.

         Industry Cyclicality and Seasonality. The automotive industry is highly cyclical and dependent on consumer spending. Economic factors adversely affecting automotive production and consumer spending could adversely impact the Company's business. In addition, the automotive component supply industry is somewhat seasonal. Revenue and operating income generally increase during the second calendar quarter of each year as a result of the automotive industry's spring selling season, which is the peak sales and production period of the year. Revenue and operating income generally decreases during July and December of each year as a result of changeovers in production lines for new model years as well as scheduled OEM plant shutdowns for vacations and holidays. The Company's historical results of operations have generally not reflected typical cyclical or seasonal fluctuations in revenues and operating income. The acquisitions completed by the Company have resulted in a growth trend through successive periods which has masked the effect of typical seasonal fluctuations. There can be no assurance that the Company's business will continue its historical growth trend, or that it will conform to industry norms for seasonality in future periods.

         Risk of Labor Interruptions. Substantially all of the hourly employees of the OEMs and many Tier I suppliers are represented by labor unions and work pursuant to collective bargaining agreements. The failure of any of the Company's significant customers to reach agreement with a labor union on a timely basis, resulting in either a work stoppage or strike, could have a material adverse effect on the Company's business. The production workers at the Company's Canadian injection molded plastics plant are represented by a union. This plant has never been subject to a strike, lockout or other major work stoppage. The current collective bargaining agreement with these production workers expires on February 4, 2000. In addition, the production workers at the Company's Ohio and Indiana metal processing facilities are represented by a union. These plants have also never been subject to a strike, lockout or other major work stoppage. The current collective bargaining agreements with these production workers expire in June 1999, June 2000 and December 2000.

         Competition. The automotive component supply industry is highly competitive. Competition in the sale of the Company's products is primarily based on engineering, product design, process capability, quality, cost, delivery and responsiveness. Many of the Company's competitors are companies, or divisions or subsidiaries of companies, that are larger and have greater financial and other resources than the Company. There can be no assurance that the Company's products will be able to compete successfully with the products of these other companies.

         Product Liability Exposure. The Company faces an inherent business risk of exposure to product liability claims if the failure of one of its products results in personal injury or death. There can be no assurance that material product liability losses will not occur in the future. In addition, if any of the Company's products prove to be defective, the Company may be required to participate in a recall involving such products. The Company maintains insurance against product liability claims, but there can be no assurance that such coverage will be adequate or will continue to be available to the Company on acceptable terms or at all. A successful claim brought against the Company in excess of available insurance coverage or a requirement to participate in any product recall could have a material adverse effect on its business.

         Impact of Environmental Regulation. The Company is subject to the requirements of federal, state and local environmental and occupational health and safety laws and regulations. The Company cannot assure that it will always be in complete compliance with all such requirements. The Company has made and will continue to make expenditures to comply with environmental requirements. If a release of hazardous substances occurs on or from the Company's properties or from any of its disposals at offsite disposal locations, or if contamination is discovered at any of the Company's current or former properties, it may be held liable, and the amount of such liability could be material.

         Dependence on Key Personnel. The Company's business is greatly dependent on the efforts and abilities of Robert J. Skandalaris, its Chairman and Chief Executive Officer, Lloyd P. Jones, III, its President and Chief Operating Officer, and its other executive officers. The Company has an employment agreement with Mr. Skandalaris. The Company does not, however, have employment agreements with Mr. Jones or any of its other executive officers. The Company does not maintain key-person life insurance on its executives. The loss of the services of Mr. Skandalaris could have a material adverse effect on the Company's business.

         Control by Existing Shareholders. Robert J. Skandalaris owns and/or controls approximately 42.8% of the outstanding Common Stock. As a result, Mr. Skandalaris is able to exert significant influence over the outcome of all matters submitted to a vote of the Company's shareholders, including the election of directors, amendments to the Company's Articles of Incorporation and approval of significant corporate transactions. Such consolidation of voting power could also have the effect of delaying, deterring or preventing a change in control that might be beneficial to other shareholders.

         Anti-Takeover Provisions. Certain provisions of the Company's Articles of Incorporation and Bylaws may inhibit changes in control of the Company not approved by the Board of Directors. These provisions include: (i) a prohibition on shareholder action through written consents; (ii) a requirement that special meetings of shareholders be called only by the Board of Directors; (iii) advance notice requirements for shareholder proposals and nominations; (iv) limitations on the ability of shareholders to amend, alter or repeal the Bylaws; and (v) the authority of the Board of Directors to issue, without shareholder approval, preferred stock with such terms as the Board of Directors may determine. The Company will also be afforded the protections of Sections 790 through 799 of the Michigan Business Corporation Act, which could have similar effects.

         Risks Associated With International Operations. The Company recently expanded its presence internationally through the acquisition of two operating subsidiaries in Ontario, Canada. The Company's business strategy includes the continued expansion of international operations. As the Company expands its international operations, it will increasingly be subject to the risks associated with such operations, including: (i) fluctuations in currency exchange rates, (ii) compliance with local laws and other regulatory requirements, (iii) restrictions on the repatriation of funds, (iv) inflationary conditions, (v) political and economic instability, (vi) war or other hostilities, (vii) overlap of tax structures, and (viii) expropriation or nationalization of assets. The inability to effectively manage these and other risks could adversely affect the Company's business.

         Dividend Policy. The Company currently intends to retain any earnings to support its growth strategy and does not anticipate paying dividends in the foreseeable future. As a holding company, the Company's ability to pay dividends in the future will be dependent upon the receipt of dividends or other payments from its operating subsidiaries. The payment of dividends by the Company's subsidiaries, other than in stock, is restricted by the Company's credit facility. The Company's ability to pay dividends, other than in stock, is also subject to limitations under the terms of its credit facility, convertible debentures and subordinated notes.

         Shares Eligible for Future Sale. The Company cannot predict the effect that future sales of Common Stock will have on the market price of the Common Stock. Sales of substantial amounts of Common Stock, or the perception that such sales could occur, could adversely affect the market price of the Common Stock. Approximately 3,732,561 of the shares of Common Stock currently issued and outstanding are "restricted securities" as that term is defined under Rule 144 under the Securities Act of 1933 and may not be sold unless they are registered or unless an exemption from registration, such as the exemption provided by Rule 144, is available. All of these restricted securities are currently eligible for resale pursuant to Rule 144, subject in most cases to the volume and manner of sale limitations prescribed by Rule 144.

         Year 2000. The Company has conducted an evaluation of the actions necessary in order to ensure that its business critical computer systems will be able to function without disruption with respect to the application of dating systems in the Year 2000. As a result of these evaluations, the Company is engaged in the process of upgrading, replacing and testing certain of its information and other computer systems so as to be able to operate without disruption due to Year 2000 issues. Remedial actions are scheduled to be completed during the second quarter of 1999 and, based upon information currently available, the Company does not anticipate that the costs of its remedial actions will be material to its results of operations or financial condition. However, there can be no assurance that the remedial actions being implemented will be able to be completed by the time necessary to avoid dating systems problems or that the cost of doing so will not be material. If the Company is unable to complete its remedial actions in the planned time frame, contingency plans will be developed to address those business critical systems which may not be Year 2000 compliant. In addition, disruptions with respect to the computer systems of vendors or customers, which systems are outside the Company's control, could impair its ability to obtain necessary materials or products or to sell to or service its customers. Disruptions of the Company's computer systems, or the computer systems of its vendors or customers, as well as the cost of avoiding such disruption, could have a material adverse effect upon the Company's financial condition and results of operations.

         Possible Volatility of Trading Price. The trading price of the Common Stock could be subject to significant fluctuations in response to, among other factors, variations in operating results, developments in the automotive industry, general economic conditions, fluctuations in interest rates and changes in securities analysts' recommendations regarding the Company's securities. Such volatility may adversely affect the market price of the Common Stock.


Item 2.  Properties.

         As of December 31, 1998, the Company operated a total of 17 facilities in the United States and seven facilities in Canada and Mexico. The Company's metal processing division operations are conducted through thirteen facilities, some of which are used for multiple purposes, ranging in size from 12,000 square feet to 210,000 square feet, with an aggregate of approximately 910,000 square feet. The Company's plastics and coatings division operations are conducted through seven manufacturing facilities, comprising approximately 388,000 square feet. The Company's distribution division operations are run through two buildings with an aggregate of approximately 11,000 square feet. The Company's corporate headquarters are located in Bloomfield Hills, Michigan with an aggregate of approximately 5,000 square feet. In the aggregate, the Company's total manufacturing space is approximately 1,298,000 square feet. No facility is materially underutilized. Of the Company's 24 existing facilities, twelve are owned and the balance are leased with expiration dates ranging from 1998 through 2012. Management believes substantially all of the Company's property and equipment is in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs.


Item 3.  Legal Proceedings.

         The Company is not a party to any legal proceedings other than routine litigation incidental to its business, none of which is material.


Item 4.  Submission of  Matters to a Vote of Security Holders.

         No matter was submitted for a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


Item 5.  Market for the Company's Common Equity and Related Stockholder Matters.

         The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol NIL. The Common Stock commenced trading on AMEX on November 19, 1997 as a result of the Company's initial public offering. Prior to that date there was no public market for the Common Stock. The following table sets forth the range of high and low closing sales prices for the Common Stock for each period indicated:

                                                              High                      Low
                                                       --------------------       -----------------
           1997:
                     Fourth Quarter                            $9.25                     $6.75

           1998:
                     First Quarter                            $11.12                     $6.75
                     Second Quarter                           $12.50                     $9.68
                     Third Quarter                            $11.62                     $6.62
                     Fourth Quarter                            $9.75                     $6.25


As of February 26, 1999 there were approximately 400 record holders and approximately 1,900 beneficial owners of the Company's Common Stock.

Dividends.

         The Company has not declared or paid any dividends on its Common Stock since its incorporation. The Company currently intends to retain any earnings to support its growth strategy and operations and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion. As a holding company, the Company's ability to pay dividends in the future will be dependent upon the receipt of dividends or other payments from its operating subsidiaries. The payment of dividends by the Company's subsidiaries, other than in stock, is restricted by the Company's credit facility. The Company's ability to pay dividends, other than in stock, is also subject to limitations under the terms of its credit facility, convertible debentures and subordinated notes.

Recent Sales of Unregistered Securities.

         On July 31, 1998 and concluding August 10, 1998 the Company closed a private offering of 6% Convertible Subordinated Debentures (the "Debentures") for gross proceeds of $20.76 million. The Debentures were offering and sold pursuant to Regulation D under the Securities Act of 1933, as amended (the "Act") to non-U.S. persons. BlueStone Capital Partners, L.P. and Robert Fleming & Co. Limited acted as placement agents. The Debentures mature on July 31, 2005 and interest is payable on January 31 and July 31 of each year; provided, however, that for the first three years, in lieu of cash interest, additional Debentures will be issued. The Debentures are unsecured obligations of the Company which may be redeemed by the Company during the six months beginning January 31, 2000 at 110%, and at 107.5%, 104.5%, 102.5%, 101% and 100.5% during each 12 month period following. Commencing November 30, 1998, the Debentures became convertible into Common Stock at $14.3125 per share (subject to adjustment). Beginning January 31, 2004 and on each July 31 and January 31 thereafter, the Company is required to redeem for cash 25% of the outstanding principal amount of the Debentures through the maturity date.

         On December 16, 1998 and concluding December 22, 1998 the Company closed a private offering of units consisting of 7% Junior Subordinated Notes (the "Junior Notes") and Common Stock Purchase Warrants ("Warrants") for gross proceeds of $3.5 million. BlueStone Capital Partners, L.P. acted as placement agent. The Junior Notes were offered and sold to accredited investors only as part of a private offering pursuant to Regulation D under the Act. The Junior Notes are unsecured obligations of the Company which may be redeemed by the Company upon five days prior notice without penalty or premium. The Junior Notes mature on December 1, 2003 and interest is payable on June 1 and December 1 of each year at a stated rate of 7% and an effective rate of 8%. The Warrants have an exercise price of $10.00 per share expiring on the maturity date, for gross proceeds of $3.5 million with $.141 million, or $1.34 per share, attributable to the Warrants.

         Except for the foregoing, during the period covered by this Report the Company made no other unregistered sales of securities.

Item 6.  Selected Financial Data.

         The following selected financial data as of and for each of the five fiscal years in the period ended December 31, 1998 is derived from the audited financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. See "Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operation."

                                                                                          December 31,
                                                                 ------------------------------------------------------------------
                                                                    1994          1995          1996          1997          1998
                                                                 ----------    ----------    ----------    ----------    ----------
                                                                      (Dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
  Net sales ..................................................   $    3,305    $    4,442    $   16,187    $   24,363    $   94,876
  Cost of goods sold .........................................        2,261         2,911        10,587        16,777        69,775
                                                                 ----------    ----------    ----------    ----------    ----------
    Gross profit .............................................        1,044         1,531         5,600         7,586        25,101
  Selling, general and administrative expense ................          915         1,030         5,088         5,698        15,349
                                                                 ----------    ----------    ----------    ----------    ----------
  Operating profit ...........................................          129           501           512         1,888         9,752
  Equity in loss of unconsolidated subsidiary ................            -             -           (95)         (126)            -
  Interest income ............................................            -             -             5            49            36
  Interest expense ...........................................          (24)          (24)         (555)         (755)       (2,673)
  Sundry, net ................................................            1            29            64            63            18
                                                                 ----------    ----------    ----------    ----------    ----------
  Earnings (loss) before income taxes,
    minority interest and extraordinary item .................          106           506           (69)        1,119         7,133
  Minority interest ..........................................           38            67             -            23            55
  Income tax expense .........................................            8            30             7           379         2,688
                                                                 ----------    ----------    ----------    ----------    ----------
  Net earnings (loss) before extraordinary item ..............           60           409           (76)          717         4,390
  Extraordinary item - extinguishment of
    debt (less applicable tax of $372)(1) ....................            -             -             -             -           606
                                                                 ----------    ----------    ----------    ----------    ----------
  Net earnings (loss) ........................................           60           409           (76)          717         4,996
  Preferred stock dividends ..................................            -             -             -           144            18
                                                                 ----------    ----------    ----------    ----------    ----------
  Net earnings (loss) on common shares .......................   $       60    $      409    $      (76)   $      573    $    4,978
                                                                 ==========    ==========    ==========    ==========    ==========
  Basic earnings (loss) per common share:
    Earnings (loss) per common share
      before extraordinary item ..............................   $      .03    $      .10    $     (.02)   $      .13    $      .61
    Extraordinary item - gain on ext. of debt (1) ............            -             -             -             -    $      .09
                                                                 ----------    ----------    ----------    ----------    ----------
    Earnings (loss) per common share (2) .....................   $      .03    $      .10    $     (.02)   $      .13    $      .70
                                                                 ==========    ==========    ==========    ==========    ==========
  Basic wtg. ave. common shares outstanding ..................    1,535,170     2,807,390     3,820,390     4,285,134     7,161,872
  Diluted earnings (loss) per common share:
    Earnings (loss) per common share
      before extraordinary item ..............................   $      .03    $      .10    $     (.02)   $      .13    $      .60
    Extraordinary item - gain on ext. of debt (1) ............            -             -             -             -           .08
                                                                 ----------    ----------    ----------    ----------    ----------
    Earnings (loss) per common share .........................   $      .03    $      .10    $     (.02)   $      .13    $      .68
                                                                 ==========    ==========    ==========    ==========    ==========
  Diluted wtg. ave. common shares outstanding ................    1,535,170     2,807,390     3,820,390     4,285,134     7,304,148

Other Financial Information:
  EBITDA(3) ..................................................   $      121    $      566    $      999    $    2,830    $   15,632
  Ratio of EBITDA to interest expense ........................         5.0x         23.6x          1.8x          3.7x          5.8x
  Cash flow from:
    Operating ................................................         (214)          392           913           163    $   10,500
    Investing ................................................         (429)         (203)          270       (12,520)      (66,142)
    Financing ................................................          645          (191)         (713)       14,239        56,838
    Effect of exchange rate changes on cash ..................            -             -             -             -        (1,008)
                                                                 ----------    ----------    ----------    ----------    ----------
Net cash flow ................................................   $        2    $       (2)   $      470    $    1,882    $      188
                                                                 ==========    ==========    ==========    ==========    ==========

Consolidated Balance Sheet Data:
  Total assets ...............................................   $    1,189    $    1,785    $   11,533    $   67,101    $  153,623
  Working capital (deficiency) ...............................          295           349          (817)        5,564         8,334
  Total debt .................................................          213           218         8,675        28,264        91,631
  Shareholders' equity .......................................          355           624           729        27,610        31,340

----------
(1) An extraordinary gain was recorded as a result of the discounted prepayment of unsecured subordinated promissory notes (the "Notes") payable to DCT, Inc. and an officer of NMP on December 17, 1998. The Notes had an aggregate principal face amount of approximately $10.135 million and, together with accrued interest, were prepaid at an agreed amount of $9.666 million.
(2) Net earnings (loss) per common share data for 1994 and 1995 have been presented to reflect the pro forma tax effects attributable to NCT being taxed under Subchapter S of the Internal Revenue Code through December 31, 1995.
(3) EBITDA represents income before income taxes, plus interest expense and depreciation and amortization expense. EBITDA is not presented as, and should not be considered, an alternative measure of operating results or cash flows from operations (as determined in accordance with generally accepted accounting principals), but is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. While commonly used, however, EBITDA is not identically calculated by companies presenting EBITDA and is, therefore, not necessarily an accurate means of comparison and may not be comparable to similarly titled measures disclosed by the Company's competitors.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company is a leading full-service Tier II supplier of automotive parts, component assemblies and value-added services to the automotive industry. As a Tier II supplier, the Company provides design, engineering, manufacturing, complete program management and other services to the automotive market. The Company delivers integrated component solutions, technological leadership and product innovation to original equipment manufacturers (OEMs) and Tier I automotive parts suppliers thereby helping its customers increase their productivity while controlling costs.

         The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Report.

Results of Operations

         To facilitate analysis, the following table sets forth certain financial data for the Company:

                              Results of Operations
                                 (in thousands)

                                                                                 1996              1997             1998
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                                      $ 16,187          $ 24,363          $ 94,876
Cost of goods sold                                                               10,587            16,777            69,775
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                      5,600             7,586            25,101
Selling, general, and administrative expense                                      5,088             5,698            15,349
---------------------------------------------------------------------------------------------------------------------------
Operating profit                                                                    512             1,888             9,752
Equity in loss of unconsolidated subsidiary                                          95               126                 -
Interest income                                                                      (5)              (49)              (36)
Interest expense                                                                    555               755             2,673
Sundry, net                                                                         (64)              (63)              (18)
---------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes and minority interest                           (69)            1,119             7,133
Minority interest                                                                     -                23                55
Income tax expense                                                                    7               379             2,688
---------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before extraordinary item                                           (76)              717             4,390
Extraordinary item                                                                    -                 -               606
Preferred stock dividend                                                              -               144                18
===========================================================================================================================
Net earnings (loss)                                                            $    (76)         $    573          $  4,978
===========================================================================================================================


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Net Sales. Net sales increased by $70.5 million, or 288.9%, to $94.9 million for the year ended December 31, 1998 from $24.4 million for the year ended December 31, 1997. The substantial increase in net sales is primarily attributable to acquisitions. NMP and NMF were acquired in November 1997, and unaudited pro forma information indicates that 1997 sales would have been $37.3 million higher if these businesses had been owned by the Company for the entire year, representing 52.9% of the year to year increase in net sales. TPI and TCI, which were acquired in July and October 1998, respectively, contributed sales of $23.3 million, representing 33.0% of the increase. H&H, which was acquired in October 1998, contributed sales of $3.5 million, representing 5.0% of the increase. The Company's 1998 sales growth was negatively impacted by the loss of sales during the June through September 1998 labor strike at General Motors Corporation.

         Cost of Goods Sold. Cost of goods sold increased by $53.0 million, or 315.5%, to $69.8 million for the year ended December 31, 1998 from $16.8 million for the year ended December 31, 1997. As a percent of net sales, cost of goods sold increased to 73.5% from 68.9% primarily due to the inclusion of TPI and TCI for a portion of the period, which had combined cost of goods sold as a percent of net sales of 83.9%, as well as the reduced volume of sales resulting from the General Motors strike without a corresponding decrease in fixed manufacturing costs. Management believes that historical gross margins at TPI and TCI are not necessarily indicative of future results, and that increases in sales levels at TPI and TCI in future periods would result in improved gross margins.

         Gross Profit. Despite the lower gross margin, the increased level of net sales resulted in gross profit increasing by $17.5 million, or 230.3%, to $25.1 million for the year ended December 31, 1998 from $7.6 million for the year ended December 31, 1997.

         Selling, General and Administrative Expenses. Primarily as a result of the acquisitions of new businesses, the Company's selling, general and administrative expenses increased by $9.6 million, or 168.4%, to $15.3 million for the year ended December 31, 1998 from $5.7 million for the year ended December 31, 1997. However, as a percentage of net sales, selling, general and administrative expenses actually decreased to 16.1% in 1998 from 23.4% in 1997 due primarily to the spreading of corporate overhead costs over a larger sales base.

         Operating Profit. As a result of the foregoing factors, operating profit increased by $7.9 million, or 415.8%, to $9.8 million for the year ended December 31, 1998 from $1.9 million for the prior year.

         Interest Expense. Interest expense increased by $1.9 million, or 237.5%, to $2.7 million for the year ended December 31, 1998 from $.8 million for the year ending December 31, 1997. The increase is primarily attributable to increases in the Company's long term debt to finance the acquisitions of TPI and H&H, as well as to additions to property, plant and equipment.

         Net Earnings. As a result of the foregoing factors, net earnings before extraordinary item increased by $3.7 million to $4.4 million for the period ended December 31, 1998 from $0.7 million for the period ended December 31, 1997.

Fiscal Year Ended December 31, 1997 Compared to Fiscal Year Ended December 31, 1996

         Net Sales. Net sales increased by $8.2 million, or 50.6%, to $24.4 million for the year ended December 31, 1997 from $16.2 million for the year ended December 31, 1996. The increase was primarily attributable to the November 1997 acquisitions of NMP and NMF. NMP contributed sales of $2.5 million, representing 30.5% of the increase, and NMF contributed sales of $2.5 million, also representing 30.5% of the increase, for the year ended December 31, 1997.

         Cost of Goods Sold. Cost of goods sold increased by $6.2 million, or 58.5%, to $16.8 million for the year ended December 31, 1997 from $10.6 million for the year ended December 31, 1996. As a percentage of net sales, cost of goods sold increased to 68.9% for the year ended December 31, 1997 from 65.4% for the year ended December 31, 1996. The decrease in gross margin was primarily attributable to the acquisition of NMF, which had a cost of goods sold as a percentage of net sales of 88.9% for the year ended December 31, 1997.

         Gross Profit. As a result of the increased level of net sales, and despite the decrease in gross margin, gross profit increased by $2.0 million, or 35.7%, to $7.6 million for the year ended December 31, 1997 from $5.6 million for the year ended December 31, 1996.

         Selling General and Administrative Expenses. Selling, general and administrative expenses increased by $0.6 million, or 11.8%, to $5.7 million for the year ended December 31, 1997 from $5.1 million for the year ended December 31, 1996. The increase in selling, general and administrative expenses was primarily attributable to the acquisitions of NMP and NMF, the addition of executive personnel to support the Company's expanded operations and the costs of maintaining the Company's public status following its November 1997 public offering.

         Operating Profit. As a result of the foregoing factors, operating profit increased by $1.4 million, or 280%, to $1.9 million for the year ended December 31, 1997, from $0.5 million for the year ended December 31, 1996.

         Interest Expense. Interest expense increased by $0.2 million, or 35.7%, to $0.76 million for the year ended December 31, 1997 from $0.56 million for the year ended December 31, 1996. This increase was primarily attributable to financing obtained to support increased sales as well as debt incurred in connection with the NMP and NMF acquisitions.

         Net Earnings (Loss). As a result of the foregoing factors, net earnings increased by $0.80 million to $0.72 million for the year ended December 31, 1997 from a net loss of $.08 million for the prior year.

Liquidity and Capital Resources

         The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equity and debt financing and loans from shareholders. Working capital needs and capital equipment requirements have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. Anticipated increases in required working capital and capital equipment expenditures are expected to be met from the cash flow from operations, equipment financing and revolving credit borrowings. As of December 31, 1998, the Company had working capital of approximately $8.3 million.

         The Company generated cash flow from operations of $10.5 million for the year ended December 31, 1998. Net cash provided by operating activities was primarily the result of net earnings and increases in accounts payable, as well as depreciation and amortization expenses, partially offset by increases in operating assets and liabilities. The Company used cash in investing activities of $66.1 million for the year ended December 31, 1998. Cash used in investing activities included $47.8 million for the acquisitions of TPI, TCI and H&H, and $18.3 million for the purchase of property, plant and equipment. The Company generated $56.8 million in cash flow from financing activities for the year ended December 31, 1998, primarily from increased bank borrowings and the issuance of debt securities, as discussed below. The cash generated from financing activities was used primarily for the acquisitions TPI, TCI and H&H, as well as for purchases of property, plant and equipment.

         The Company's existing revolving credit facility was increased from $35 million to $55 million in July 1998, then to $60 million in December 1998, and to $70 million in March 1999 (the "Credit Facility"). The Credit Facility, which expires in December 2000, may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for advances under the facility of either a "Eurocurrency Rate" (the bank's Eurodollar rate as adjusted for reserves and other regulatory requirements) or a "Base Rate" (1% less than the bank's prime rate), plus an applicable margin (ranging from 0% to 2.25%) based upon the Company's ratio of funded debt to EBITDA. Advances under the facility bore interest at effective rates of approximately 7.0% and 7.5% as of December 31, 1998 and 1997, respectively. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers and sales of assets, and bank approval on acquisitions over $20 million.

         On July 31, 1998 and concluding August 10, 1998 the Company closed a private offering of 6% Convertible Subordinated Debentures (the "Debentures") for gross proceeds of $20.76 million. The proceeds were used to reduce the outstanding balance on the Credit Facility, which had significantly increased as a result of the acquisition of TPI. The Debentures mature on July 31, 2005 and interest is payable on January 31 and July 31 of each year; provided, however, that for the first three years, in lieu of cash interest, additional Debentures will be issued. On November 30, 1998, the Debentures became convertible into Common Stock at $14.3125 per share (subject to adjustment).

         On December 16, 1998 and concluding December 22, 1998, the Company closed a private offering of 7% Junior Subordinated Notes (the "Junior Notes"), together with 105,000 warrants to purchase shares of common stock of the Company at an exercise price of $10.00 per share expiring on the maturity date, for gross proceeds of $3.5 million. The proceeds were used to partially fund the prepayment of other subordinated notes, as described below. The Junior Notes are unsecured obligations of the Company which may be redeemed by the Company upon five days prior notice without penalty or premium. The Junior Notes mature on December 1, 2003 and interest is payable on June 1 and December 1 of each year.

         On December 17, 1998, the Company prepaid a series of unsecured subordinated promissory notes (the "Notes"), delivered in connection with its November 1997 acquisition of NMP, which had original maturity dates of November 1, 2001. The aggregate principal balance of $10.135 million and accrued interest was prepaid at an agreed upon discounted amount of $9.666 million, resulting in extraordinary gain, net of income taxes, of $0.606 million, or $.09 per share for Basic and $.08 for Diluted earnings per share. The Notes were prepaid substantially through proceeds from the issuance of the Junior Notes and from a $6 million loan from the Company's Chief Executive Officer, due December 31, 2000, with interest payable monthly at an annual rate of 12% and principal payments of $250 thousand due quarterly.

         The Company has, from time to time been in violation of certain of its financial debt ratio covenants and covenants relating to the issuance of preferred stock and the payment of preferred stock dividends, requiring it to obtain waivers of default from its lenders. As of the date of this Report, however, the Company is in compliance with all of its debt covenants.

         The liquidity provided by the Company's existing credit facilities, combined with cash flow from operations is expected to be sufficient to meet currently anticipated working capital and capital expenditure needs for existing debt service and operations for at least 12 months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such 12-month period. In addition, the Company intends to pursue, as part of its business strategy, future growth through opportunistic acquisitions of assets or companies involved in the automotive component supply industry, which acquisitions may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing in connection with such future acquisitions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

Inflation

         Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had any material effect on its business over the past three years.

Year 2000 Compliance

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer software systems and software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. The Company has conducted an evaluation of the actions necessary to ensure that its business critical computer systems will be able to function without disruption with respect to the application of dating systems in the year 2000. As a result of this evaluation, the Company is engaged in the process of upgrading, replacing and testing certain of its information and other computer systems so as to be able to operate without disruption due to Year 2000 issues. The Company is also evaluating the ability of its key suppliers to operate without disruption due to Year 2000 issues. The Company's remedial actions are scheduled to be completed no later than the second quarter of 1999 and based on information currently available, the Company does not anticipate the costs of its remedial actions will be material to its results of operations and financial condition and are being expensed as incurred.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 35% of total revenues for fiscal 1998. The Company's primary foreign currency exposure is the Canadian Dollar. The Company manages its exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset.

         The Company's financial results are affected by changes in U.S. and foreign interest rates. The Company does not hold financial instruments that are subject to market risk (interest rate risk and foreign exchange rate risk).

Item 8.  Financial Statements and Supplementary Data.


     Noble International, Ltd. and Subsidiaries Consolidated Financial Statements

             Report of Independent Certified Public Accountants....................................22

             Consolidated Balance Sheets--December 31, 1997 and 1998...............................23

             Consolidated Statements of Operations--For the years ended
                      December 31, 1996, 1997 and 1998.............................................25

             Consolidated Statements of Comprehensive Income (Loss)--
                      For the years ended December 31, 1996, 1997 and 1998.........................27

             Consolidated Statements of Shareholders' Equity--For the
                      years ended December 31, 1996, 1997 and 1998.................................28

             Consolidated Statements of Cash Flows--For the years
                      ended December 31, 1996, 1997 and 1998.......................................29

             Notes to Consolidated Financial Statements............................................32

               Report of Independent Certified Public Accountants




Board of Directors
Noble International, Ltd.

We have audited the accompanying consolidated balance sheets of Noble International, Ltd. (a Michigan corporation) and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Noble International, Ltd. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




Detroit, Michigan
February 12, 1999

                   Noble International, Ltd. and Subsidiaries

                           Consolidated Balance Sheets

-----------------------------------------------------------------------------------------------------

                                                                             December 31,
                        ASSETS                                         1997                1998
                                                                     --------            --------
                                                                           (In thousands)
Current assets
    Cash and cash equivalents                                        $  2,353            $  2,541
    Accounts receivable, trade, net of allowance for
       doubtful accounts of $169 and $462
       at December 31, 1997 and 1998, respectively                     11,508              22,393
    Inventories                                                         5,276              13,376
    Prepaid expenses and other assets                                     291               1,215
    Deferred income taxes                                                 158                 265
                                                                     --------            --------
                 Total current assets                                  19,586              39,790

Property, plant and equipment, net                                     20,891              63,715

Other assets
    Goodwill, net of accumulated amortization of
       $645 and $2,322 at December 31, 1997
       and 1998, respectively                                          24,823              46,307
    Covenants not to compete, net of accumulated
       amortization of $17 and $217 at December 31, 1997
       and 1998, respectively                                           1,383               1,740
    Sundry                                                                418               2,071
                                                                     --------            --------
                                                                       26,624              50,118
                                                                     --------            --------
                                                                     $ 67,101            $153,623
                                                                     ========            ========


   The accompanying notes are an integral part of these financial statements

                   Noble International, Ltd. and Subsidiaries

                           Consolidated Balance Sheets

-----------------------------------------------------------------------------------------------------

                                                                             December 31,
                LIABILITIES AND EQUITY                                 1997                1998
                                                                     --------            --------
                                                                           (In thousands)
Current liabilities
    Current maturities of long-term debt                             $    792            $  1,117
    Current maturities of notes payable -
       related parties                                                  2,387               1,552
    Accounts payable                                                    7,055              16,144
    Accrued liabilities                                                 3,496              12,251
    Income taxes payable                                                  292                 392
                                                                     --------            --------
                 Total current liabilities                             14,022              31,456

Long-term debt, excluding current
    maturities                                                         13,949              57,677

Notes payable - related parties,
    excluding current maturities                                       10,286               5,149

Convertible subordinated debentures                                         -              20,769

Junior subordinated notes                                                   -               3,359

Deferred income taxes                                                     384               1,865

Preferred stock of subsidiaries                                           850               1,308

Redeemable preferred stock                                                  -                 700

Shareholders' equity
    Preferred stock, $100 par value, 10%
       cumulative, authorized 150,000 shares                                -                   -
    Common stock, no par value, authorized
       20,000,000 shares, issued and outstanding
       7,160,168 and 7,156,825 shares in 1997
       and 1998, respectively                                          27,344              27,338
    Paid - in capital - warrants, $10 per common
       share exercise price, 105,000 warrants issued                        -                 141
    Retained earnings                                                     266               5,244
    Accumulated comprehensive loss                                          -              (1,383)
                                                                     --------            --------
                                                                       27,610              31,340
                                                                     --------            --------
                                                                     $ 67,101            $153,623
                                                                     ========            ========


   The accompanying notes are an integral part of these financial statements

                   Noble International, Ltd. and Subsidiaries

                      Consolidated Statements of Operations

-------------------------------------------------------------------------------------------------------------

                                                                              Years Ended December 31,
                                                                      1996            1997          1998
                                                                     -------        -------        -------
                                                                          (In thousands)

Net sales                                                            $16,187        $24,363        $94,876

Cost of goods sold                                                    10,587         16,777         69,775
                                                                     -------        -------        -------
    Gross profit                                                       5,600          7,586         25,101

Selling, general and administrative expenses                           5,088          5,698         15,349
                                                                     -------        -------        -------
    Operating profit                                                     512          1,888          9,752

Other income (expense)
    Equity in loss of unconsolidated subsidiary                          (95)          (126)             -
    Interest income                                                        5             49             36
    Interest expense                                                    (555)          (755)        (2,673)
    Sundry, net                                                           64             63             18
                                                                     -------        -------        -------
                                                                        (581)          (769)        (2,619)
                                                                     -------        -------        -------
Earnings (loss) before income taxes,
    minority interest and extraordinary item                             (69)         1,119          7,133

Minority interest                                                          -             23             55
                                                                     -------        -------        -------
Earnings (loss) before income taxes
    and extraordinary item                                               (69)         1,096          7,078

Income tax expense                                                         7            379          2,688
                                                                     -------        -------        -------
Net earnings (loss) before extraordinary item                            (76)           717          4,390

Extraordinary item - gain on extinguishment
    of debt (less applicable tax of $372)                                  -              -            606
                                                                     -------        -------        -------

Net earnings (loss)                                                      (76)           717          4,996

Preferred stock dividends                                                  -            144             18

Net earnings (loss) on common shares                                 $   (76)       $   573        $ 4,978
                                                                     =======        =======        =======


   The accompanying notes are an integral part of these financial statements

                   Noble International, Ltd. and Subsidiaries

----------------------------------------------------------------------------------------------------------------------------

                                                                                        Years Ended December 31,
                                                                                  1996             1997             1998
                                                                               ----------       ----------       ----------

Basic earnings (loss) per common share:
    Earnings (loss) per common share
       before extraordinary item                                               $     (.02)      $      .13       $      .61
Extraordinary item - gain on
  extinguishment of debt                                                                -                -              .09
                                                                               ----------       ----------       ----------

    Earnings (loss) per common share                                           $     (.02)      $      .13       $      .70
                                                                               ==========       ==========       ==========
Basic weighted average common shares
  outstanding                                                                   3,820,390        4,285,134        7,161,872
                                                                               ==========       ==========       ==========


Earnings (loss) per common share - assuming dilution:
    Earnings (loss) per common share
       before extraordinary item                                               $     (.02)      $      .13       $      .60

Extraordinary item - gain on
       Extinguishment of debt                                                           -                -              .08
                                                                               ----------       ----------       ----------

    Earnings (loss) per common share                                           $     (.02)      $      .13       $      .68
                                                                               ==========       ==========       ==========
Diluted weighted average common shares
  outstanding and equivalents                                                   3,820,390        4,285,134        7,304,148
                                                                               ==========       ==========       ==========


   The accompanying notes are an integral part of these financial statements

                   Noble International, Ltd. and Subsidiaries

                 Consolidated Statement of Shareholders' Equity

------------------------------------------------------------------------------------------------------------------------------------
                                 (In thousands)
                                                                                                            Accumulated
                                                                              Paid-in        Retained         Other
                                                Preferred       Common        Capital        Earnings     Comprehensive
                                                  Stock          Stock        Warrants      (Deficit)         Loss          Total
                                                --------        -------       --------      ---------     -------------    -------
Balance at January 1, 1996                      $     -        $   342        $     -       $   282        $     -        $   624
Transfer of capital
  attributable to termination
  of NCT S-Corporation election                       -            513              -          (513)             -              -
Net loss                                              -              -              -           (76)             -            (76)
Issuance of 1,052,778 shares of
  common stock                                        -            182              -             -                           182
                                                -------        -------        ------        -------        -------        -------
Balance at December 31, 1996                          -          1,037              -          (307)             -            730
Issuance of 38,000 shares of
  preferred stock                                 3,447              -              -             -              -          3,447
Issuance of 198,524 shares of
  common stock                                        -            402              -             -              -            402
Issuance of 3,300,000 shares of
  common stock                                        -         26,258              -             -              -         26,258
Dividends paid on preferred                           -              -              -          (144)             -           (144)
  stock
Redemption of 38,000 shares of
  preferred stock                                (3,447)             -              -             -              -         (3,447)
Redemption of 64,838 shares of
  common stock                                        -           (353)             -             -              -           (353)
Net earnings                                          -              -              -           717              -            717
                                                -------        -------        ------        -------        -------        -------
Balance at December 31, 1997                          -         27,344              -           266              -         27,610
Issuance of 7,375 shares of
  preferred stock
Redemption of 3,343 shares of
  common stock                                        -             (6)             -             -              -             (6)
Issuance of 105,000 warrants in
  connection with junior notes                        -              -            141             -              -            141
Dividends paid on redeemable
  preferred stock                                     -              -              -           (18)             -            (18)
Net earnings                                          -              -              -         4,996              -          4,996
                                                -------        -------        ------        -------        -------        -------
Equity adjustment from foreign
  currency translation                                -              -              -             -         (1,383)        (1,383)
                                                -------        -------        ------        -------        -------        -------
Balance at December 31, 1998                    $     -        $27,338        $   141       $ 5,244        $(1,383)       $31,340
                                                =======        =======        =======       =======        =======        =======


   The accompanying notes are an integral part of these financial statements

                   Noble International, Ltd. and Subsidiaries

              Consolidated Statement of Comprehensive Income (Loss)

----------------------------------------------------------------------------------------------------------

                                                                      Years Ended December 31,
                                                              1996              1997             1998
                                                             -------          -------           -------
                                                                         (In thousands)

Net earnings (loss)                                          $   (76)         $   717           $ 4,978

Other comprehensive loss, equity
    adjustment from foreign translation                            -                -            (1,383)
                                                             -------          -------           -------

Comprehensive income (loss)                                  $   (76)         $   717           $ 3,595
                                                             =======          =======           =======








   The accompanying notes are an integral part of these financial statements

                   Noble International, Ltd. and Subsidiaries

                      Consolidated Statements of Cash Flows

------------------------------------------------------------------------------------------------------------

                                                                            Years Ended December 31,
                                                                       1996           1997           1998
                                                                     --------       --------       --------
                                                                                 (In thousands)
Cash flows from operating activities
    Net earnings (loss)                                              $    (76)      $    717       $  4,996
    Adjustments to reconcile net earnings to
       net cash provided by operations
          Loss on disposal of asset                                         2              -              -
          Depreciation of property, plant and
              equipment                                                   247            589          3,441
          Provision for doubtful accounts                                   -            201              -
          Amortization of goodwill                                        266            390          1,972
          Deferred income taxes                                             -             72            371
          Equity in loss of unconsolidated
              subsidiary                                                   95            126              -
          Stock issued in exchange for services                            32              -              -
       Changes in operating assets and liabilities,
          net of effects of acquisitions
              (Increase) in accounts receivable                           (64)          (565)          (405)
              (Increase) decrease in inventories                          (15)            82         (1,257)
              (Increase) in prepaid expenses                             (173)           (61)          (586)
              (Increase) in other assets                                    -            (89)        (2,333)
              Increase (decrease) in accounts payable                     489         (1,819)         3,938
              Increase in income taxes payable                              7            285            100
              Increase in accrued liabilities                             103            235            263
                                                                     --------       --------       --------
                 Net cash provided by operating
                     activities                                           913            163         10,500

Cash flows from investing activities
    Purchase of property, plant and equipment                            (363)        (1,868)       (18,314)
    Acquisitions of businesses, net of cash
       acquired                                                           633         (9,252)       (47,828)
    Payment for covenants not-to-compete                                    -         (1,400)             -
                                                                     --------       --------       --------
                 Net cash (used in) provided by
                    investing activities                                  270        (12,520)       (66,142)

Cash flows from financing activities
    Proceeds from notes payable - related parties                       1,310              -          6,023
    Repayments of notes payable - related parties                         (27)        (2,315)       (11,995)
    Proceeds from issuance of common stock                                  -         26,612              -
Proceeds from issuance of preferred stock                                   -          3,447              -
    Redemption of preferred stock                                           -         (3,447)             -
    Redemption of common stock                                              -           (353)            (6)
    Redemption of preferred stock of subsidiaries                           -            (75)          (150)


   The accompanying notes are an integral part of these financial statements

                   Noble International, Ltd. and Subsidiaries

-----------------------------------------------------------------------------------------------------------

                                                                            Years Ended December 31,
                                                                       1996           1997           1998
                                                                     --------       --------       --------
                                                                                 (In thousands)
Cash flows from financing activities (continued)
    Proceeds from issuance of warrants                                      -              -            141
    Issuance of convertible subordinated debentures                         -              -         20,769
    Issuance of junior subordinated notes                                   -              -          3,359
    Dividends paid                                                          -           (144)           (18)
    Distributions to shareholders of acquired entities                 (1,283)             -              -
    Proceeds from long-term debt                                        4,213              -              -
    Payments on long-term debt                                         (6,164)       (11,771)        (3,243)
    Net proceeds from note payable to bank                              1,238          2,285         41,958
                                                                     --------       --------       --------
                 Net cash (used in) provided by
                    financing activities                                 (713)        14,239         56,838
                 Effect of exchange rate
                    changes on cash                                         -              -         (1,008)
                                                                     --------       --------       --------
                 Net increase in cash                                     470          1,882            188

Cash at beginning of period                                                 1            471          2,353
                                                                     --------       --------       --------
Cash at end of period                                                $    471       $  2,353       $  2,541
                                                                     ========       ========       ========
Supplemental cash flow disclosure
Cash paid for:
       Interest                                                      $     21       $    843       $  2,936
                                                                     ========       ========       ========
       Taxes                                                         $      8       $     30       $  2,223
                                                                     ========       ========       ========
Fair value of assets acquired, including goodwill                    $  6,207       $ 50,238       $ 70,132
Liabilities assumed                                                      (907)       (30,852)       (20,996)
Debt issued                                                            (6,222)       (10,134)        (1,308)
Cash paid                                                                 289              -              -
                                                                     --------       --------       --------
Net cash (acquired) paid                                             $   (633)      $  9,252       $ 47,828
                                                                     ========       ========       ========

Supplemental disclosure of non-cash financing activity:

    During 1996, the Company borrowed $.5 million under a land contract to purchase land and a building owned by a former shareholder of Monroe Engineering Products, Inc.

    During 1996, the Company financed the $6.35 million acquisition price of a subsidiary, of which, through December 31, 1996, $5.85 million had been paid.

    During 1996, notes payable - related party of $.061 million were retired by the issuance of 50,132 shares of the Company's common stock.

    During 1997, the Company acquired Skandy by issuance of 133,686 shares of common stock valued at $.05 million.

    During 1997, the Company financed the purchase of $.883 million of machinery and equipment by the issuance of notes payable.


   The accompanying notes are an integral part of these financial statements

                   Noble International, Ltd. and Subsidiaries

--------------------------------------------------------------------------------

Supplemental Disclosure of Non-cash Financing Activity (continued):

    During 1997, the Company financed $10.135 million of the $18.335 million acquisition price of Noble Metal Processing, Inc.

    During 1997, the Company converted $.597 million of accounts payable to notes payable-related party. During 1998, the Company assumed $1.75 million of existing debt in connection with the acquisition of H&H Steel Processing, Inc.

    During 1998, the Company assumed $3.594 million of existing bank debt in connection with the acquisition of Tiercon Industries, Inc. and Tiercon Coatings, Inc. This debt was subsequently repaid by the Company out of bank credit line proceeds prior to December 31, 1998.

    During 1998, the Company issued 80,000 shares of Noble Canada, Inc. preferred stock in connection with the Company's Tiercon Industries, Inc. acquisition and 57,938 shares of Noble Canada II, Inc. preferred stock in connection with the Company's acquisition of Tiercon Coatings, Inc. (Note
    J).

    During 1998, the Company issued 7,375 shares of its Series A, 10% cumulative preferred shares pursuant to the conversion of an equivalent number of Noble Metal Forming, Inc. preferred shares (Note J).


   The accompanying notes are an integral part of these financial statements

                   Noble International, Ltd. and Subsidiaries

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1997 and 1998

--------------------------------------------------------------------------------

Note A - Basis of Presentation, Nature of Operations and Summary of Significant
  Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of and for the year ended December 31, 1997, include Noble International, Ltd. and its wholly-owned subsidiaries, Noble Component Technologies (formerly Prestolock International, Ltd., "NCT"); Monroe Engineering Products, Inc. ("Monroe"), Cass River Coating, Inc. (dba Vassar Industries, "Vassar"), Skandy Corp. ("Skandy"), Utilase Production Process, Inc. ("UPP"), Noble Metal Forming, Inc. (formerly DCT Component Systems, Inc., "NMF"), Noble Metal Processing, Inc. (formerly Utilase, Inc., "NMP") and Noble Land Holdings, Inc. ("Land Holdings") (collectively, "Noble" or the "Company"). At December 31, 1998, and for the year then ended, the consolidated financial statements also include Noble Canada, Inc. ("Noble Canada"), Noble Canada II, Inc. "Noble Canada II"), Tiercon Plastics, Inc. (formerly Triam Plastics, Inc.) ("TPI"), Tiercon Coatings, Inc. (formerly Centrifugal Coaters, Inc.) ("TCI") and H&H Steel Processing, Inc. ("H&H"), Noble Canada Holdings Limited ("NCH"), Noble Canada Holdings II Ltd. ("NCHII"), Noble Components & Systems, Inc. ("NCS"), Noble Technologies, Inc. ("NTI"), Noble Metal Processing Canada, Inc. ("NMPC") and Tiercon Industries, Inc. ("Tiercon").

All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

Noble is a holding company, which, through its subsidiaries, manufactures a variety of components and provides design, engineering, painting, assembly and other services primarily for the automotive industry. The Company's metals processing group provides laser welding, blanking and forming, slitting, cutting and storage products and services. The Company's plastics and coatings group manufactures plastic components and provides coating services. One of its subsidiaries is a distributor of tooling components. (Note L) The principal markets for its products are the United States, Canada and Mexico.

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

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1996, 1997 and 1998

--------------------------------------------------------------------------------

Note A - Basis of Presentation, Nature of Operations and Summary of Significant
  Accounting Policies (Continued)

Unbilled Customer Tooling

The costs to manufacture and supply customer-owned tooling are recorded as unbilled tooling costs when incurred. Amounts incurred are charged to cost of sales and revenue is recognized when the tooling is shipped and billed to customers.

Property, Plant  and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided for using the straight line and various accelerated methods over the estimated useful lives of the assets which range from 5 to 39 years for buildings and improvements and 3 to 10 years for machinery and equipment. Expenditures for maintenance and repairs are charged to expense as incurred. The Company capitalizes interest cost associated with construction in progress. Capitalized interest costs in 1998 were $.82 million.

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

Income Taxes

The Company records the provision for federal and state income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and the effect of operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Fair Value of Financial Instruments

The Company's financial instruments include long-term debt. The carrying value of the debt approximates its estimated fair value based upon rates and terms available for loans and notes with similar characteristics.

Minority Interest

Dividends paid on preferred stock issued by NMF in 1997 are reflected as minority interest. (Note J)

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1996, 1997 and 1998

--------------------------------------------------------------------------------

Note A - Basis of Presentation, Nature of Operations and Summary of Significant
  Accounting Policies (Continued)

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

Foreign Currency Translation

The accounts of the foreign subsidiaries have been translated from their functional currency to the U.S. dollar. Such translation adjustments are not included in income, but are accumulated directly in a separate component of shareholder's equity.

Earnings per share

The Company presents earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which is effective for financial statements issued after December 15, 1997. The Company adopted this pronouncement at December 31, 1997. The standard requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. All per share data in the accompanying consolidated financial statements has been restated to reflect application of this pronouncement.

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The warrants issued to the Company's underwriters in connection with its initial public offering (Note K) were not included in the computation of diluted earnings per share for 1997 and 1998 as the effect would be antidilutive. The convertible subordinated debentures issued by the Company in 1998 and the warrants issued in connection with the Company's sale of junior subordinated notes in 1998 are not included in computation of diluted earnings per share as the effect would be antidilutive.

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1996, 1997 and 1998

--------------------------------------------------------------------------------

Note A - Basis of Presentation, Nature of Operations and Summary of Significant
  Accounting Policies (Continued)

Earnings per share (Continued)

The following table reconciles the numerators and denominators to calculate basic and diluted earnings (loss) on common shares before extraordinary item for the year ended December 31, 1998 (in thousands, except share and per share amounts):

                                         Earnings before
                                         Extraordinary Item       Shares                Per Share
                                         (Numerator)              (Denominator)         Amounts
                                         -----------              -------------         -------

Basic earnings (loss) per
   common share

Earnings (loss) on common shares
   before extraordinary item                  $4,372               7,161,872               $.61

Effect of dilutive securities

Contingency issuable shares                        -                  46,790                  -

Convertible preferred stock                        -                  60,156               (.01)


Stock options                                      -                  35,330                  -
                                          -----------------------------------------------------
                                                                     142,276               (.01)
Earnings (loss) per common                -----------------------------------------------------
   share assuming dilution                    $4,372               7,304,148               $.60
                                          -----------------------------------------------------

Comprehensive Income

The Company reports comprehensive income in the financial statements pursuant to SFAS No. 130, "Reporting of Comprehensive Income" ("SFAS 130"). This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Financial statements have been reclassified for all periods presented for comparative purposes.

Segment Reporting

The Company reports information about operating segments pursuant to SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers.

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1996, 1997 and 1998

--------------------------------------------------------------------------------

Note A - Basis of Presentation, Nature of Operations and Summary of Significant
  Accounting Policies (Continued)

Segment Reporting (Continued)

This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments and requires that comparative information for earlier years be restated.

New Pronouncements

During 1998, the American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities", which requires that costs of start-up activities, including organization costs, be expensed as incurred. Start up activities include one time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility or commencing some new operation or organizing a new entity. This statement is effective for fiscal years beginning after December 15, 1998. with initial application reported as the cumulative effect of a change in accounting principle. Earlier application is permitted. The Company does not anticipate that the adoption of SOP 98-5 will have a material effect on the consolidated financial statements.


Note B - Inventories


The major components of inventories were as follows (in thousands):

                                                             December 31,
                                                           1997         1998
                                                          ------       ------
         Raw materials and purchased parts                $1,117      $ 4,626
         Work in process                                     383        1,661
         Finished goods                                    2,765        4,122
         Unbilled customer tooling                         1,011        2,967
                                                          ------      -------
                                                          $5,276      $13,376
                                                          ======      =======

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1996, 1997 and 1998

--------------------------------------------------------------------------------

Note C - Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

                                                                             December 31,
                                                                          1997          1998
                                                                        -------        ------

         Buildings and improvements                                     $ 5,556       $14,483
         Machinery and equipment                                         11,478        50,671
         Furniture and fixtures                                             799         2,802
                                                                        -------       -------
                                                                         17,833        67,956
         Less accumulated depreciation and amortization                     963        13,512
                                                                        -------       -------
                                                                         16,870        54,444
                Land                                                        754         1,762
                Construction in process                                   3,267         7,509
                                                                        -------       -------
                                                                        $20,891       $63,715
                                                                        =======       =======

D - Line of Credit and Long-Term Debt

In December 1997, the Company established a $35 million secured bank revolving Credit Facility, which was increased to $60 million in December 1998 and which expires in December 2000 ("Credit Facility"). The Credit Facility is collateralized by substantially all of the Company's assets. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for advances under the facility of either a "Eurocurrency Rate" (the bank's Eurodollar rate as adjusted for reserves and other regulatory requirements) or a "Base Rate" (1% less than the bank's prime rate), plus an applicable margin (ranging from 0% to 2.25%) based upon the Company's ratio of funded debt to earnings before income tax, plus interest expense, and depreciation and amortization expense ("EBITDA"). Advances under the facility bore interest at an effective rate of approximately 7.0% and 7.5% as of December 31, 1998 and 1997, respectively. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers and sales of assets, and bank approval on acquisitions over $20 million.

On July 31, 1998 and concluding August 10, 1998 the Company closed a private offering of 6% Convertible Subordinated Debentures (the "Debentures") for gross proceeds of $20.76 million. The proceeds were used to reduce the amount of outstanding advances under the Credit Facility. The Debentures mature on July 31, 2005 and interest is payable on January 31 and July 31 of each year; provided, however, that for the first three years, in lieu of cash interest, additional Debentures will be issued. The Debentures are

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1996, 1997 and 1998

--------------------------------------------------------------------------------

D - Line of Credit and Long-Term Debt (continued)

unsecured obligations of the Company which may be redeemed by the Company during the six months beginning January 31, 2000 at 110% of the principal amount (plus accrued interest) and at 107.5%, 104.5%, 102.5%, 101% and 100.5% during each 12 month period following. Commencing November 30, 1998, the Debentures became convertible into Common Stock at $14.3125 per share (subject to adjustment). Beginning January 31, 2004 and on each July 31 and January 31 thereafter, the Company is required to redeem for cash 25% of the outstanding principal amount of the Debentures through the maturity date. Offering costs of $1.533 million are being amortized over seven years. The unamortized balance of offering costs is $1.441 million at December 31, 1998 and is included in other assets, sundry.

On December 16, 1998 and concluding December 22, 1998 the Company closed a private offering of Junior Subordinated Notes (the "Junior Notes"), together with 105,000 warrants to purchase shares of common stock of the Company at an exercise price of $10.00 per share expiring on the maturity date, for gross proceeds of $3.5 million with $.141 million, or $1.34 per share, attributable to the warrants. The proceeds were used to reduce the Credit Facility. The Junior Notes have not been registered under the Securities Act of 1933 and were sold to qualified investors as part of a private offering pursuant to Regulation D of a maximum of $10 million in principal amount of Junior Notes. The Junior Notes are unsecured obligations of the Company which may be redeemed by the Company upon five days prior notice without penalty or premium. The Junior Notes mature on December 1, 2003 and interest is payable on June 1 and December 1 of each year at a stated rate of 7% and an effective rate of 8%. Offering costs of $.184 million are being amortized over five years. The unamortized balance of offering costs is $.181 million at December 31, 1998 and is included in other assets, sundry.

Long-term debt consisted of the following (in thousands):

                                                                                    December 31,
                                                                                1997            1998
                                                                               -------         ------
Credit Facility.                                                               $11,811         $53,769


Notes payable, including capital lease obligations, in monthly installments totaling $57,000 with interest rates ranging from 5% to 12% maturing
    through September, 2004.                                                     2,930           3,275

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1996, 1997 and 1998

-------------------------------------------------------------------------------------------------------

D - Line of Credit and Long-Term Debt (continued)

Economic Development Revenue Bonds, City of Lawrence, Indiana. With floating monthly interest rate (approximately 4.0% at December 31, 1998). Principal payments of $125,000 and interest are due in semi-annual installments through August 2005, secured by substantially all the assets
    of the H&H facility in the City of Lawrence, Indiana.                            -           1,750
                                                                                 -------       -------
                                                                                  14,741        58,794
Less current maturities                                                              792         1,117
                                                                                 -------       -------
                                                                                 $13,949       $57,677
                                                                                 =======       =======

The aggregate maturities of long-term debt by year as of December 31, 1998 are as follows (in thousands):

                    1999                                     $ 1,117
                    2000                                      54,799
                    2001                                         696
                    2002                                         571
                    2003                                         732
                    Thereafter                                   879
                                                             -------
                                                             $58,794
                                                             =======

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1996, 1997 and 1998

--------------------------------------------------------------------------------

Note E - Leases

The Company leases buildings and equipment under operating leases with unexpired terms ranging from a month to month basis to fifteen years. Rent expense for all operating leases was (in thousands), approximately $193, $355 and $1,727 for the years ended December 31, 1996, 1997 and 1998, respectively.

The future minimum lease payments under these operating leases are as follows (in thousands):

                              Years Ended                      Related        Non-Related
                              December 31,                      Party             Party          Total
                              ------------                    ---------       -----------      -------
                                  1999                          $  874            1,267        $ 2,141
                                  2000                             904            1,922          2,826
                                  2001                             934            1,719          2,653
                                  2002                             315            1,635          1,950
                                  2003                               -            1,507          1,507
                               Thereafter                            -            9,331          9,331
                                                                ------          -------        -------
                                                                $3,027          $17,381        $20,408
                                                                ======          =======        =======

The Company has capital lease agreements for computer equipment, and machinery. At December 31, 1997 and 1998, property and equipment recorded under capital lease includes (in thousands) $304 and $1,589 respectively and accumulated depreciation includes (in thousands) $19 and $243, respectively.

Note F - Income Taxes

The components of earnings before income taxes and extraordinary item for 1998 are as follows:
                           United States                   $4,710
                           Foreign                          2,368
                                                           ------
                                                           $7,078
                                                           ======

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1996, 1997 and 1998

-------------------------------------------------------------------------------------------------------------------

Note F - Income Taxes (continued)

Income taxes have been charged to operations as follows:
                                                                              December 31,
                                                                1996            1997             1998
                                                               ------          -------          ------
                                                                             (In thousands)
Current:
    Federal                                                    $    7              307          $3,329
    State and local                                                 -                -             102
                                                               ------          -------          ------
                                                                    7              307           3,431
Deferred Federal                                                    -               72            (371)
                                                               ------          -------          ------
                                                               $    7          $   379          $3,060
                                                               ======          =======          ======

A reconciliation of the actual federal income tax expense to the expected amounts computed by applying the statutory tax rate percent to earnings or losses before income taxes and extraordinary item is as follows:

                                                                              December 31,
                                                                1996            1997             1998
                                                               ------          -------          ------
                                                                             (In thousands)

Expected federal income tax (benefit)                          $  (24)         $   373          $2,733
Difference in Canadian statutory rates                              -                -              71
Nondeductible items                                                10               20              77
Utilization of net operating loss                                   -                -             (89)
State taxes                                                         -                -              67
Increase (decrease) in valuation allowance                         15               43             (75)
Surtax exemption and other, net                                     6              (57)            276
                                                               ------          -------          ------
Actual income tax expense                                      $    7          $   379          $3,060
                                                               ======          =======          ======

Deferred income tax assets and liabilities at December 31, 1996 are not significant. The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 1997 and 1998 are as follows:

                                                    1997                        1998
                                            ------------------------   -------------------------
                                            Deferred    Deferred       Deferred      Deferred
                                            Tax         Tax            Tax           Tax
                                            Assets      Liabilities    Assets        Liabilities
                                            ------      -----------    ------        -----------
                                                                 (In thousands)

    Depreciation and amortization           $   -         $   384       $    -         $2,065
    Accrued expenses not currently
           deductible                         158               -          265           (200)

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1996, 1997 and 1998

----------------------------------------------------------------------------------------------


Note F - Income Taxes (continued)

    Investment in unconsolidated
         subsidiary                            75               -            -              -
    Net operating loss carryovers             144               -          144              -
                                            -----            ----        -----         ------

                                              377             384          409          1,865
         Less:  valuation allowance          (219)              -         (144)             -
                                            -----            ----        -----         ------
                                            $ 158            $384        $ 265         $1,865
                                            =====            ====        =====         ======

At December 31, 1998, the Company had approximately $423 thousand in net operating loss carryovers relating to NMF's net operating loss for the period from January 1, 1997 to the date of acquisition. The use of these operating losses is limited, in part to future taxable income, if any, generated by NMF and maybe further limited to the amount that can be utilized on an annual basis. These net operating loss carryovers expire in 2012.

Note G - Related Party Transactions

Notes payable to related parties consisted of the following (in thousands):

                                                                                      December 31
                                                                                 1997              1998
                                                                               ---------        ----------
Landcontract, payable to the former principal shareholder and an officer of
    Monroe, interest only payments due monthly at an annual interest rate of
    12%. The contract is secured by real estate acquired in connection
    with the purchase of Monroe and was paid April 1998                          $   500         $       -

Unsecured demand notes, payable to a related party, interest only payments
    due monthly at an annual interest rate of 10%.                                   390               390

Promissory note to DCT, Inc. payable in monthly installments of approximately $36 thousand, including  interest at 10%. The note matures
    on June 1, 1999.                                                                 597               210

Unsecured subordinated promissory notes payable to DCT, Inc. and an officer of
    NMP due in November, 2001. Amounts outstanding were subordinated to bank financing and accrued interest at 6% per annum. If certain principal were not maintained, interest shall accrue at 4% over the prime rate not to exceed 13%. The notes restricted the payment of dividends. The notes were
    paid in December, 1998.                                                       10,135                 -

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1996, 1997 and 1998

--------------------------------------------------------------------------------

Note G - Related Party Transactions (Continued)


Unsecured term note payable to the Chief Executive officer of the Company due
    December 31, 2000 with interest at the annual rate of 12%. Interest is payable monthly and principal payments of $250 thousand are payable quarterly with the balance due December 31, 2000. Amounts outstanding are subordinated to the Credit Facility, Debentures and Junior Notes
    discussed in Note D.                                                                   -               6,000

                                                                                             December 31
                                                                                      1997                1998
                                                                                     -------             ------

Unsecured term note payable to the Chief Executive Officer of the Company due in
    April 2000 with interest at 7%. Amounts outstanding are subordinated to the
    bank financing discussed in Note D. The note was repaid in full July 1998.       $ 1,000              $    -

Other                                                                                     51                 101
                                                                                     -------              ------
                                                                                      12,673               6,701
                  Less current maturities                                              2,387               1,552
                                                                                     -------              ------
                                                                                     $10,286              $5,149
                                                                                     =======              ======

The aggregate maturities of notes payable to related parties as of December 31, 1998 are as follows (in thousands):

                    1999                                                              $1,552
                    2000                                                               5,047
                    2001                                                                 102
                                                                                      ------
                                                                                      $6,701
                                                                                      ======

The Company completed the discounted prepayment of the unsecured subordinated promissory notes (the "Notes") payable to DCT, Inc. and an officer of NMP on December 17, 1998. The Notes, which were due November 1, 2001 and had an aggregate principal face amount of approximately $10.135 million, were prepaid at an agreed upon amount of $9.666 million including accrued interest. The Notes were prepaid substantially through proceeds from the Junior Notes (Note D) and a loan to the Company from the Company's Chief Executive Officer. An extraordinary gain of $.606 million, or $.09 per share for Basic and $.08 for Diluted earnings per share was recorded as a result of this extinguishment, representing discounted principal and accrued interest through September 30, 1998 net of $.372 million income taxes.

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1996, 1997 and 1998

--------------------------------------------------------------------------------

Note H - Significant Customers

For the year ended December 31, 1998, two customers accounted for 59% (30% and 29% to General Motors and Chrysler, respectively) of net sales. The Company had one customer which accounted for 25% and 37% of consolidated net sales in 1997 and 1996, respectively.

Note I - Acquisitions

Noble Metal Forming, Inc.

On July 1, 1996, the Company acquired 1,343 shares of common stock of NMF, representing 37.5% of NMF's outstanding stock in exchange for $1. Effective April 7, 1997 Noble acquired 269 shares for nominal consideration from the president of NMF upon his severance thereby increasing Noble's ownership to 45%.

Concurrent with the closing of the Company's initial public offering in November, 1997, Noble acquired the remaining issued and outstanding shares of NMF in exchange for $1.0 million.

Simultaneously with the acquisition of the remaining NMF shares, the Company acquired Competitive Technologies Investment Company (CTIC) an entity controlled by the prior majority shareholder of NMF. CTIC owned the facilities out of which NMF operates. As consideration for the purchase, the Company assumed debt of approximately $4.4 million underlying the properties.

Condensed financial information of NMF as of December 31, 1996 and for the year then ended, follows:

                                                                 (In thousands)
                  Balance Sheet Data
                     Current assets                                 $ 7,188
                     Current liabilities                            $ 8,892
                     Retained earnings (deficit)                    $(3,687)

                  Operating data
                     Net sales                                      $22,988
                     Gross profit                                   $ 2,543
                     Net loss                                       $  (388)

The acquisition of the NMF shares in 1996 and April 1997 was accounted for under the equity method of accounting, and accordingly the Company's proportionate share of NMF's results of operations for the period from July 1, 1996 through November 23, 1997 is reflected in the accompanying financial statements as equity in loss of unconsolidated subsidiary. Effective with the purchase of the remaining shares, NMF's operations have been included in the consolidated results of operations.

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1996, 1997 and 1998

--------------------------------------------------------------------------------

Note I - Acquisitions (Continued)

Monroe Engineering Products, Inc.

Effective January 1, 1996, Noble acquired all of the outstanding shares of Monroe in exchange for $6.35 million payable in installments over 16 months. At December 31, 1996, $.5 million including imputed interest was outstanding. This was paid during 1997. The Company also acquired the real estate utilized by Monroe for $.5 million pursuant to the terms of a land contract which required monthly interest payments of approximately $5 thousand for two years ending May 1, 1998 at which point the entire principal amount was paid.

Simultaneously with the acquisition, the Company entered into an Employment and Deferred Compensation Agreement with the selling shareholders providing for the employment of such person by the Company for 28 months at an annual salary of $200 thousand, commencing January 1, 1996 and ending April 30, 1998.

The acquisition of Monroe has been accounted for under the purchase method, and accordingly the results of operations of Monroe from January 1, 1996 are included in the accompanying financial statements.

Vassar Industries

Effective January 1, 1996, the Company acquired all of the common stock of Vassar in exchange for $200 thousand.

In addition, the Company entered into consulting agreements with the selling shareholders of Vassar whereby the Company agreed to pay to such selling shareholders $1.8 million as follows: twenty-four monthly payments of $25 thousand followed by sixty monthly installments of $20 thousand. Certain of these agreements were amended as described below. The Company's obligations under the agreement have been collateralized by the equipment and fixtures at Vassar.

During 1997, the Company and two of the selling shareholders representing twenty percent of the commitment referred to above, amended their consulting agreements. Pursuant to the terms of the amendment, these consultants received an aggregate of $109 thousand in full settlement of the Company's obligations. In July 1996, the Company satisfied its obligation pursuant to a third consulting agreement by issuing 7,687 shares of its common stock. In March 1997, two of the selling shareholders sued the Company for payments allegedly owed pursuant to their consulting agreements. This litigation was settled in March 1998 with a lump sum payment by the Company of $500 thousand and the Company has no further obligations to these selling shareholders. During the year ended December 31, 1996, $200 thousand was paid to these consultants.

The acquisition of Vassar has been accounted for as a purchase, and, accordingly, the results of operations of Vassar from January 1, 1996 are included in the accompanying financial statements.

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1996, 1997 and 1998

--------------------------------------------------------------------------------

Note I - Acquisitions (Continued)

Skandy Corp.

Effective January 1, 1997, the Company acquired 100% of the issued and outstanding common shares of Skandy in exchange for 133,686 shares of the Company's stock. Skandy is a manufacturers' representative firm and was owned by a relative of the Chief Executive Officer of the Company. The acquisition of Skandy has been accounted for in a manner similar to a pooling of interests. The 133,686 shares were valued at approximately $50 thousand, which approximated Skandy's net book value at the date of this acquisition


Noble Metal Processing, Inc.

Effective March 1, 1997, UPP, a newly formed, wholly-owned subsidiary of Noble, acquired certain of the operating assets of NMP, at that time a wholly-owned subsidiary of DCT, Inc. DCT, Inc. is controlled by the same principals who controlled NMF prior to the NMF acquisition by the Company. The purchase price was $.85 million represented by a non-interest bearing note, collateralized by the acquired assets. The note was paid in November, 1997. UPP provides laser welding, cutting and heat treating of metal products for the automotive industry. The debt and assets acquired were recorded at approximately $.814 million, the discounted value of the note at 8.50%.

On April 7, 1997 the Company entered into a stock purchase agreement whereby the Company agreed to acquire all of the outstanding stock of NMP. The stock purchase agreement provided for a purchase price of $8.2 million payable in cash from the proceeds of a public offering, and $10.135 million in subordinated promissory notes. The Company completed the discounted prepayment of these promissory notes on December 17, 1998. (Note G). Included in accrued liabilities at December 31, 1997 is approximately $1.05 million provided as due DCT, Inc. in connection with the acquisition. The amount provided as due to DCT, Inc. in connection with the acquisition was reduced by approximately $1 million during 1998 as the Company has determined it is not probable that this amount is owed DCT, Inc. Additionally, certain individuals received payments of $1.4 million in exchange for covenants not to compete. The Company also agreed to issue 11,698 shares of its common stock annually for a period of five years commencing in 1999, as partial consideration for one of these covenants. This transaction closed concurrent with the closing of the Company's initial public offering (Note K) on November 23, 1997. The accompanying consolidated financial statements include the results of NMP's operations for the acquisition date through December 31, 1998.

Pursuant to the terms of the purchase agreement, the controlling shareholder of DCT, Inc. and NMP was, upon consummation of the Company's initial public offering, appointed Chairman of the Company's Board of Directors, a position he held from November 1997 until his resignation from the Company's Board of Directors in December 1998.

The following unaudited consolidated results of operations for the years ended December 31, 1996 and 1997 is presented as if the NMF and NMP acquisitions and the Company's initial public offering had been made effective January 1, 1996. The unaudited pro forma

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1996, 1997 and 1998

--------------------------------------------------------------------------------

Note I - Acquisitions (Continued)


Noble Metal Processing, Inc. (continued)

information is not necessarily indicative of either the results of operations that would have occurred had the transactions been made at January 1, 1996 or the future results of combined operations.

                                                                     1996             1997
                                                                  ----------        ----------
                                                                       (In thousands)

                  Net sales                                         $48,480          $61,632
                  Net earnings                                      $ 1,220          $ 3,092
                  Earnings per share,
                      basic and diluted                             $   .16          $   .40


Tiercon Industries, Inc.

On July 24, 1998, the Company completed the acquisition, through it's wholly-owned subsidiary NCH and NCH's wholly-owned subsidiary Noble Canada, of all of the outstanding capital stock of Tiercon, including Tiercon's wholly-owned subsidiary TPI (formerly Triam Automotive Canada, Inc.).

The aggregate consideration paid for the acquisitions of Tiercon and TPI (collectively, the "Tiercon Acquisition") consisted of approximately $30.4 million in cash and 80,000 shares of Noble Canada's Class T Non-Voting Exchangeable Preferred Shares valued at $.91 million. (Note J). The Tiercon Acquisition has been accounted for as a purchase, and, accordingly, the results of operations of TPI, from July 1, 1998 forward are included in the accompanying financial statements.


Tiercon Coatings, Inc.

On October 1, 1998, the Company completed the acquisition, through it's wholly-owned subsidiary NCH II and NCH II's Noble Canada II of all of the outstanding capital stock of TCI.

The aggregate consideration paid for the acquisition of TCI consisted of approximately $.882 million in cash and 57,938 shares of Noble Canada II's Class C Exchangeable Non-Voting Preferred Shares valued at $.398 million. (Note J). The acquisition of TCI has been accounted for as a purchase, and, accordingly, the results of operations of TCI from October 1, 1998 forward are included in the accompanying financial statements.

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1996, 1997 and 1998

--------------------------------------------------------------------------------

Note I - Acquisitions (Continued)


H&H Steel Processing, Inc.

On October 1, 1998, the Company completed the acquisition, through it's wholly-owned subsidiary Utilase Blank Welding Technologies, Inc. ("UBWT"), of substantially all of the assets and the assumption of certain specified liabilities of H&H Steel Processing Company, Inc. Concurrently with the October 1, 1998 closing of the acquisition ("H&H Acquisition"), UBWT changed its name to H&H Steel Processing, Inc.

The purchase price for the H&H Acquisition consisted of a) $11.08 million in cash, plus b) an amount equal to seller's pre-closing expenditures by H&H's North Vernon, Indiana facility of approximately $.78 million with the final amount to be determined by reference to a final closing balance sheet, plus c) $1.5 million in cash representing the actual cost to acquire the remaining 50% partnership interest in Precision Blanking Limited (which resulted in the seller owning 100% of the partnership, the assets of which included approximately $1.4 million in cash at October 1, 1998) and d) the assumption of certain liabilities aggregating approximately $2.9 million. The purchase agreement provides that additional liabilities estimated to be approximately $.7 million at October 1, 1998 are recoverable from the seller with the final amount to be determined by reference to a final closing balance sheet. In addition, the Company will pay the former owners a performance premium based upon annual sales for the years 1999 through 2003 equal to a minimum of $.5 million and a maximum of $2.0 million.

The H&H Acquisition has been accounted for as a purchase, and, accordingly, the results of operations of H&H from October 1, 1998 forward are included in the accompanying financial statements.

The following unaudited consolidated results of operations for the years ended December 31, 1997 and 1998 is presented as if the Tiercon, TCI and H&H acquisitions had been made effective January 1, 1997. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the transactions been made at January 1, 1997 or the future results of combined operations.

                                                                     1997           1998
                                                                  ----------     ----------
                                                                       (In thousands)

         Net sales                                                 $87,893       $124,038

         Net earnings before extraordinary item                    $ 1,724       $  3,874
         Net earnings                                              $ 1,724       $  4,480

         Earnings per share before extraordinary item
             Basic                                                 $   .40       $    .54
             Diluted                                               $   .40       $    .53
         Earnings per share
             Basic                                                 $   .40       $    .63
             Diluted                                               $   .40       $    .61

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1996, 1997 and 1998

--------------------------------------------------------------------------------

Note J - Preferred Stock of Subsidiaries

Effective December 31, 1996, in connection with the retirement by NMF of a $1 million promissory note to a related party through the exchange of 10,000 shares of NMF's 10% cumulative mandatory redeemable preferred stock, the Company entered into an exchange agreement with the holder of the NMF preferred. Pursuant to the agreement, at any time subsequent to the completion of the Company's initial public offering, the NMF preferred shares were convertible into an equivalent number of preferred shares of the Company. During 1998, the remaining NMF preferred shares were converted, resulting in the issuance by the Company of 7,375 shares of its Series A, 10% cumulative preferred shares. The preferred stock is redeemable at the option of the holder, pursuant to the terms of the exchange agreement, at par value plus accrued dividends.

Noble Canada issued 80,000 shares of Class T Exchangeable Non-Voting Preferred Shares to the selling shareholders in connection with the Company's Tiercon Acquisition (Note I) on July 24, 1998. Noble Canada II issued 57,938 shares of Class C Exchangeable Non-Voting Preferred Shares to the selling shareholders in connection with the Company's acquisition of TCI on October 1, 1998. The 80,000 shares of Noble Canada Class T and the 57,938 shares of Noble Canada II Class C Exchangeable Non Voting Preferred Shares are collectively referred to as the "Shares". The Shares have no par value and there are no mandatory dividends. These Shares, 136,238 of which are held by an entity controlled by a senior executive of Tiercon, may be tendered to the Company at any time following July 24, 1999. Any Shares so tendered may be converted into an equivalent number of common shares of the Company or, at the Company's option, paid in cash equivalent to the market value of the Company's common stock at time of conversion. These Shares are valued as of December 31, 1998 at the closing market price of the Company's common shares on the respective dates of issuance, resulting in a valuation of $.91 million and $.398 million for the Shares issued in connection with the Tiercon and TCI acquisitions, respectively.

Note K - Stockholders' Equity

On April 1, 1997, the board of directors and shareholders of the Company approved an increase in the number of authorized common shares to 20,000,000.

On September 11, 1997, the Board of Directors approved a 334.213 to 1 stock split. All share and per share data have been restated to reflect the stock split.

On April 1, 1997, the Company authorized 150,000 shares of its Series A, 10% cumulative preferred stock. During 1998, the Company issued 7,375 shares of its Series A, 10% cumulative preferred shares pursuant to the conversion of an equivalent number of NMF preferred shares. (Note J). There were 7,000 shares issued and outstanding at December 31, 1998.

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1996, 1997 and 1998

--------------------------------------------------------------------------------

Note K - Stockholders' Equity (Continued)

Effective July 30, 1997, Noble issued 38,000 shares of its Series A, 10% cumulative preferred shares and 64,838 common shares to an off-shore investment fund in exchange for $3.8 million. The investment manager of this fund is a limited liability company of which Noble's Chief Executive Officer was then a manager. The preferred stock was redeemable at the option of Noble at par value plus accrued dividends. The proceeds from the issuance of the preferred and common shares were allocated based on their estimated relative fair values at the date of issuance. $3.447 million and $.353 million was allocated to the preferred and common shares, respectively. On December 22, 1997, the Company redeemed both the preferred and common stock in exchange for $3.8 million.

On November 23, 1997, the Company completed the public offering of 3,300,000 shares of its common stock at $9 per share, resulting in net proceeds of $26.258 million. In connection with the public offering, the Company granted its underwriters warrants to purchase at the underwriter's option, up to 330,000 shares of common stock at an exercise price of $10.80 per share or a cashless exercise pursuant to a formula stipulated in the agreement which is based on the increase in the market price of the Company's common shares beyond $10.80 per share. The warrants became exercisable in November, 1998 and expire in November, 2002. In the event the warrants are exercised, the issuance of the common stock will be considered an additional cost of the offering.

In connection with the private offering of Junior Notes (Note D), the Company issued 105,000 warrants to purchase shares of common stock of the Company at an exercise price of $10.00 per share or a cashless exercise pursuant to a formula stipulated which is based on the increase in the market price of the Company's common shares beyond $10.00 per share. The warrants are valued at $1.34 per share for an aggregate of approximately $141 thousand. The warrants are exercisable until expiration on December 1, 2003. In the event the warrants are exercised, the issuance of the common stock will be considered additional paid-in capital.

Note L - Industry Segments

The Company classifies its operations into three industry segments based on types of products and services: metals processing (H&H, NMP, NMF, UPP and Land Holdings), plastics and coatings (NCT, TPI, TCI and Vassar) and distribution (Monroe). The metal processing group provides a variety of laser welding, metal blanking, forming, slitting, cutting and die construction products and services utilizing proprietary laser weld and light die technology. The plastics and coatings group manufactures a wide variety of plastic automotive trim components and provides comprehensive coatings services. Both the metal processing and plastics and coatings groups sell direct to automotive OEM's and Tier 1 suppliers. Monroe distributes tooling components.

Transactions between the metal processing, plastics and coatings and distribution segments are not significant and have been eliminated. Interest expense is allocated to

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1996, 1997 and 1998

--------------------------------------------------------------------------------

Note L - Industry Segments (Continued)

each segment based on the segments actual borrowings from the corporate headquarters, together with a partial allocation of corporate general and administrative expenses. Revenues from external customers are identified geographically based on the customer's shipping destination.

The Company's operations by business segment for the year ended December 31, 1998 follows (in thousands):

                                             Metals           Plastics &                         Segment
                                           Processing          Coatings      Distribution         Totals
                                           ----------         ----------     ------------        --------

Revenues from external customers             $ 55,263          $ 34,603        $  5,010          $ 94,876
Interest income                                   -                  36             -                  36
Interest expense                                2,239             1,829             365             4,433
Depreciation and amortization                   3,546             1,453             280             5,279
Segment profit pre tax                          5,823                85           1,345             7,253
Segment assets                                 81,483            64,237           6,884           152,604
Expenditure for segment assets                 13,831             4,033              11            17,875

Reconciliation to consolidated amounts

Earnings
Total earnings for reportable segments                         $  7,253
Unallocated corporate headquarters expense                         (175)
                                                               --------
         Earnings before income taxes and
                  extraordinary item                           $  7,078
                                                               ========
Assets
Total assets for reportable segments                           $152,604
Corporate headquarters                                            1,019
                                                               --------
         Total consolidated assets                             $153,623
                                                               ========
Other Significant Items
                                             Segment                         Consolidated
                                             Totals        Adjustments          Totals
                                           ----------      ------------       ----------
Interest expense                             $  4,433          $ (1,760)       $  2,673
Expenditures for segment assets                17,875                99          17,974
Depreciation and amortization                   5,279               134           5,413

Geographic Information
                                                                              Long-Lived
                                            Revenues                            Assets
                                           ----------                         ----------
United States                                $ 74,565                          $ 69,326
Canada                                         19,969                            40,481
Mexico                                            342                               215
                                             --------                          --------
         Total                               $ 94,876                          $110,022
                                             ========                          ========

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1996, 1997 and 1998

--------------------------------------------------------------------------------

Note L - Industry Segments (Continued)

The Company's operations by business segment for the year ended December 31, 1997 follows (in thousands):

                                             Metals           Plastics &                         Segment
                                           Processing          Coatings      Distribution         Totals
                                           ----------         ----------     ------------        --------

Revenues from external customers             $  6,772          $ 12,120        $  5,352          $ 24,244
Interest income                                    49               -               -                  49
Interest expense                                  184               202             613               999
Depreciation and amortization                     365               312             280               957
Segment profit (loss) pre tax                     710              (740)          1,217             1,187
Segment assets                                 54,477             5,362           7,195            67,034
Expenditure for segment assets                  2,013               493              13             2,519

Reconciliation to consolidated amounts

Revenues
Total revenues for reportable segments                         $ 24,244
Management fee from unconsolidated affiliate                        119
                                                               --------
         Total consolidated revenues                           $ 24,363
                                                               ========
Earnings
Total earnings for reportable segments                         $  1,187
Unallocated corporate headquarters expense                          (91)
                                                               --------
         Earnings before income taxes and
                  extraordinary item                           $  1,096
                                                               ========
Assets
Total assets for reportable segments                           $ 67,034
Corporate headquarters                                               67
                                                               --------
         Total consolidated assets                             $ 67,101
                                                               ========
Other Significant Items
                                             Segment                         Consolidated
                                             Totals        Adjustments          Totals
                                           ----------      ------------      -----------
Interest expense                             $    999          $   (244)       $    755
Expenditures for segment assets                 2,519               162           2,681
Depreciation and amortization                     957                22             979

Geographic Information
                                                                              Long-Lived
                                            Revenues                            Assets
                                           ----------                         ----------
United States                                $ 23,112                          $ 43,654
Canada                                          1,251                             2,060
                                             --------                          --------
         Total                               $ 24,363                          $ 45,714
                                             ========                          ========

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1996, 1997 and 1998

--------------------------------------------------------------------------------

Note L - Industry Segments (Continued)

The Company's operations by business segment for the year ended December 31, 1996 follows (in thousands):

                                             Metals           Plastics &                         Segment
                                           Processing          Coatings      Distribution         Totals
                                           ----------         ----------     ------------        --------

Revenues from external customers             $    -            $ 11,089        $  5,098          $ 16,187
Interest income                                   -                   -               3                 3
Interest expense                                  -                 100             409               509
Depreciation and amortization                     -                 232             281               513
Segment profit pre tax                            -                 (24)          1,063             1,039
Segment assets                                    -               3,902           7,272            11,174
Expenditure for segment assets                    -                 363             500               863

Reconciliation to consolidated amounts

Earnings
Total earnings for reportable segments                         $  1,039
Unallocated corporate headquarters expense                       (1,013)
Equity in loss of unconsolidated subsidiary                         (95)
                                                               --------
         Loss before income taxes and
                  extraordinary item                           $    (69)
                                                               ========
Assets
Total assets for reportable segments                           $ 11,174
Corporate headquarters                                              359
                                                               --------
         Total consolidated assets                             $ 11,533
                                                               ========
Other Significant Items
                                             Segment                         Consolidated
                                             Totals          Adjustments        Totals
                                           ----------        -----------     ------------
Interest expense                            $     509          $     46        $    555

Geographic Information


                                             Assets                       Long-Lived Revenues
                                           ----------                     -------------------
United States                               $  16,187                         $   6,875

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1996, 1997 and 1998

--------------------------------------------------------------------------------

Note M - Stock Option Plan

In 1997, the Company adopted a stock option plan which provides for the grant to employees, officers, directors, consultants and independent contractors non-qualified stock options as well as for the grant to employees of qualified stock options (the "Plan"). The plan has a ten year term. Under the 1997 plan, 700,000 shares of the Company's common shares have been reserved for issuance. No options were granted in 1997 and 301,250 options were granted during 1998.

The Plan is administered by the Compensation Committee of the Board of Directors, which has the authority, subject to certain limitations, to grant options and to establish the terms and conditions for vesting and exercise thereof. The exercise price of the incentive stock options granted will be no less than the fair market value of the common stock on the date of grant. The exercise price of its non-qualified options is required to be no less than 85% of the fair market value of the common stock on the date of grant. The terms of the options will not exceed ten years from the date of grant.

The Company accounts for the stock options plan under APB Opinion No. 25, "Accounting for Stock Issued To Employees", and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement 123, "Accounting for Stock Based Compensation", the Company's net earnings and earnings per share would have been reduced to the proforma amounts indicated below for the year ended December 31, 1998 (in thousands, except per share data):

Net earnings                                   As reported         $4,978
                                               Pro forma           $4,710

Basic earnings per share                       As reported         $  .70
                                               Pro forma           $  .66

Diluted earnings per share                     As reported         $  .68
                                               Pro forma           $  .64

A summary of the status of the Plan as of December 31, 1998 and the changes during the year ended December 31, 1998 is presented below:

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1996, 1997 and 1998

--------------------------------------------------------------------------------

Note M - Stock Option Plan (continued)

                                                 December 31, 1998
                                           -----------------------------
                                                        Weighted Average
                                                            Exercise
                                             Shares           Price
                                           ----------      ----------
Outstanding at beginning of year                    -
Granted                                       301,250       $  6.14
Exercised                                           -
Forfeited                                           -
                                              -------       -------
Outstanding at end of year                    301,250       $  6.14
                                              =======       =======

Options exercisable as of December 31, 1998 were 21,250 shares at an average exercise price of $6.20. The range of exercise prices was $6.05 to $6.23. The weighted average contractual life of options outstanding at December 31, 1998 was 9.4 years.

Fair values of options granted during 1998 were determined using the Black-Scholes option pricing model based on the assumptions of 5.2% risk-free interest rate, no dividend yield, expected life of 10 years and expected volatility of 63.24%.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

         Incorporated by reference from the information under the caption "Item 1: Election of Directors" in the 1999 Proxy Statement.


Item 11.  Executive Compensation.

         Incorporated by reference from the information under the captions "Executive Compensation and Other Information," "Report of the Compensation Committee on Executive Compensation" and "Performance Graph" in the 1999 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Incorporated by reference from the information under the captions "Voting Rights and Requirements" and "Common Stock Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement.


Item 13.  Certain Relationships and Related Transactions.

         Incorporated by reference from the information under the caption "Certain Transactions" in the 1999 Proxy Statement.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      Financial Statements  [Filed under Item 8 above.]

         Financial Statement Schedules

         Not applicable.


         Exhibits
         --------


         4.1**      Indenture between Noble International, Ltd. and American Stock Transfer & Trust Company
                    dated as of July 23, 1998.

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

         10.47*     Form of Non-Compete Agreement between Utilase, Inc. and DCT, Inc.

         10.48*     Employment Agreement dated April 7, 1997 between Utilase, Inc. and John K. Baysore.

         10.49*     Registration Rights Agreement dated April 7, 1997 among the Company, Utilase, Inc.,
                    James Bronce Henderson III and Jeffrey A. Moss.

         10.50*     Shareholders' Agreement dated April 7, 1997 among the Company, Utilase, Inc., Robert J.
                    Skandalaris and James Bronce Henderson III.

         10.51**    Share Purchase Agreement between Triam Automotive, Inc. and Tiercon Holdings, Inc. dated
                    July 2, 1998.

         10.52**    Agreement Amending the Share Purchase Agreement by and between Magna International, Inc.
                    and Tiercon Holdings, Inc. dated July 24, 1998.

         10.53**    Stock Purchase Agreement among Noble International, Ltd., Noble Canada, Inc., Tiercon
                    Holdings, Inc. and Wrayter Investments, Inc. dated July 24, 1998.

         10.54**    Share Exchange Agreement among Noble International, Ltd., Noble Canada Holdings,
                    Limited, Noble Canada, Inc., and Wrayter Investments, Inc. dated July 24, 1998.

         10.55**    Registration Rights Agreement among Noble International, Ltd. and Wrayter Investments,
                    Inc. dated July 24, 1998.

         10.56**    Registration Rights Agreement executed and delivered by Noble International, Ltd. in favor of the Holders of Debentures and Registrable Securities dated July 23, 1998.

         10.57***   Stock Exchange Agreement by and among Noble Metal Technologies, Inc., Noble
                    International, Ltd., Utilase, Inc., Noble Metal Products, Inc. and Utilase Production
                    Process, Inc. effective as of March 31, 1998.

         10.58***   Stock Exchange Agreement by and among Noble Components & Systems, Inc., Noble
                    International, Ltd., Prestolock International, Ltd., Cass River Coatings, Inc. d/b/a
                    Vassar Industries, Monroe Engineering Products, Inc., and Skandy Corp. effective as of
                    March 31, 1998.

         10.59****  Stock Purchase Agreement among Noble International, Ltd., Noble Canada II, Inc.,
                    Centrifugal Coaters, Inc., Wrayter Investments, Inc., Roynat, Inc., Crosbie & Company,
                    Inc., First Ontario Labour Sponsored Investment Fund, Ltd., 659730 Ontario, Inc. and
                    Robert J. Blake, Jr. dated September 8, 1998.

         10.60****  Share Exchange Agreement among Noble International, Ltd., Noble Canada Holdings, II,
                    Limited, Noble Canada II, Inc., Wrayter Investments, Inc. and Robert Blake, Jr. dated
                    October 1, 1998.

         10.61****  First Amendment to Registration Rights Agreement among Noble International, Ltd.,
                    Wrayter Investments, Inc. and Robert Blake, Jr. dated October 1, 1998.

         10.62****  Asset Purchase Agreement by and among Noble International, Ltd., Utilase Blank Welding
                    Technologies, Inc., H&H Steel Processing Company, Inc., Terry Hill and Robert G.
                    Kreiling dated September 30, 1998.

         21.1       Subsidiaries of the Registrant.

         23.1       Consent of Independent Certified Public Accountants.

         27.1       Financial Data Schedule.

---------------
* Incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-27149).

** Incorporated herein by reference to the Company's Current Report on Form 8-K filed August 10, 1998.

*** Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and filed on May 14, 1998.

**** Incorporated herein by reference to the Company's Current Report on Form 8-K filed October 16, 1998.

(b)  Reports on Form 8-K.

         On October 16, 1998, the Company filed a Current Report on Form 8-K pertaining to the acquisitions of H&H and TCI. This report was amended by filings made on December 16, 1998 and December 22, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 1999                                NOBLE INTERNATIONAL, LTD.


                                                     By:  /S/ ROBERT J. SKANDALARIS
                                                          --------------------------------------------------
                                                          Robert J. Skandalaris, Chief Executive Officer


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert J. Skandalaris and Michael C. Azar, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the persons on behalf of the Registrant in the capacities and on the dates indicated.


  /S/ ROBERT J. SKANDALARIS                                                                          March 30, 1999
-----------------------------------------------------
Robert J. Skandalaris, Chairman of the
Board and Chief Executive Officer
(Principal Executive Officer)


  /S/ LLOYD P. JONES                                                                                 March 30, 1999
-----------------------------------------------------
Lloyd P. Jones III, President, Chief Operating
Officer and Director


  /S/ DANIEL W. SAMPSON                                                                              March 30, 1999
-----------------------------------------------------
Daniel W. Sampson, Chief Financial
Officer and Director (Principal Financial
and Accounting Officer)


  /S/ TIMOTHY F. HEALY                                                                               March 30, 1999
-----------------------------------------------------
Timothy F. Healy, Director


  /S/ DANIEL J. MCENROE                                                                              March 30, 1999
-----------------------------------------------------
Daniel J. McEnroe, Director


  /S/ ANTHONY R. TERSIGNI                                                                            March 30, 1999
-----------------------------------------------------
Anthony R. Tersigni, Director

  /S/ MICHAEL R. HOTTINGER                                                                           March 30, 1999
-----------------------------------------------------
Michael R. Hottinger, Director


                                                                                                     March __, 1999
-----------------------------------------------------
Mark T. Behrman, Director