Form 10-Q
period 1999-03-31
NOBLE INTERNATIONAL LTD
filed 1999-05-17
CIK 1034258

================================================================================
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number:   001-13581
                        -------------

                            NOBLE INTERNATIONAL, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Michigan                                            38-3139487
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

    33 Bloomfield Hills Parkway, Suite 155, Bloomfield Hills, Michigan 48304
    ------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

         The number of shares of the registrant's common stock, no par value, outstanding as of March 31, 1999 was 7,173,764.
================================================================================

                            NOBLE INTERNATIONAL, LTD.
                                 FORM 10-Q INDEX

This report contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and is subject to the safe harbor created by that section. Statements regarding future operating performance, new programs expected to be launched and other future prospects and developments are based upon current expectations and involve certain risks and uncertainties that could cause actual results and developments to differ materially. Potential risks and uncertainties include such factors as demand for the company's products, pricing, the company's growth strategy, including its ability to consummate and successfully integrate future acquisitions, industry cyclicality and seasonality, the company's ability to continuously improve production technologies, activities of competitors and other risks detailed in the company's Annual Report on Form 10-K for the year ended December 31, 1998 and other filings with the Securities and Exchange Commission.

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements..................................................3

    Consolidated Balance Sheets as of March 31, 1999
    (unaudited) and December 31, 1998..........................................3

    Consolidated Statements of Earnings (unaudited) for the
    Three Month Period Ended March 31, 1999 and 1998...........................4

    Consolidated Statements of Cash Flows (unaudited) for the
    Three Month Period Ended March 31, 1999 and 1998...........................5

    Consolidated Statements of Comprehensive Income (unaudited)
    for the Three Month Period Ended March 31, 1999 and 1998...................6

    Notes to Consolidated Interim Financial Statements.........................7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........12

PART II - OTHER INFORMATION...................................................13

Item 1.   Legal Proceedings...................................................13

Item 2.   Changes in Securities and Use of Proceeds...........................13

Item 3.   Defaults Upon Senior Securities.....................................13

Item 4.   Submission of Matters to a Vote of Security Holders.................13

Item 5.   Other Information...................................................13

Item 6.   Exhibits and Reports on Form 8-K....................................13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            NOBLE INTERNATIONAL, LTD.
                           CONSOLIDATED BALANCE SHEETS
                            (Unaudited, in thousands)

                                                                       March 31,      December 31,
ASSETS                                                                   1999            1998
                                                                       ---------      ------------
Current assets
       Cash and cash equivalents                                       $   2,438       $   2,541
       Accounts receivable, trade                                         25,696          22,393
       Inventories                                                        15,219          13,376
       Prepaid expenses and other assets                                   1,265           1,215
       Deferred income taxes                                                 506             265
                                                                       ---------       ---------

           Total Current Assets                                           45,124          39,790
Property, plant and equipment, net                                        70,657          63,715
Other assets
       Goodwill                                                           45,799          46,307
       Covenants not to compete                                            1,665           1,740
       Sundry                                                              1,818           2,071
                                                                       ---------       ---------
           Total Other Assets                                             49,282          50,118
                                                                       ---------       ---------
                                                                       $ 165,063       $ 153,623
                                                                       =========       =========

LIABILITIES AND EQUITY
Current liabilities
       Current maturities of long-term debt                            $   1,128       $   1,117
       Current maturities of notes payable - related parties               1,150           1,552
       Accounts payable                                                   17,245          16,144
       Accrued liabilities                                                12,008          12,251
       Income taxes payable                                                1,450             392
                                                                       ---------       ---------

           Total Current Liabilities                                      32,981          31,456

Long-term debt, excluding current maturities                              63,466          57,677
Notes payable - related parties, excluding current maturities              4,797           5,149
Convertible subordinated debentures                                       21,134          20,769
Junior subordinated notes                                                  3,359           3,359
Deferred income taxes                                                      2,412           1,865
Preferred stock of subsidiaries                                            1,308           1,308
Redeemable preferred stock                                                   663             700
Shareholders' equity
       Preferred stock, $100 par value, 10% cumulative,
           authorized 150,000 shares                                           -               -
       Paid-in capital - warrants, $10 per common share exercise
           price, 105,000 warrants issued                                    141             141
       Common stock, no par value, authorized 20,000,000
           shares, issued and outstanding 7,156,825 and 7,173,764
           shares in 1998 and 1999, respectively                          27,566          27,338
       Retained earnings                                                   8,054           5,244
       Accumulated comprehensive loss                                       (818)         (1,383)
                                                                       ---------       ---------
                                                                          34,943          31,340
                                                                       ---------       ---------
                                                                       $ 165,063       $ 153,623
                                                                       =========       =========

    The accompanying notes are an integral part of these financial statements

                            NOBLE INTERNATIONAL, LTD.
                       CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited, in thousands except per share amounts)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                        -----------------------------
                                                                           1999              1998
                                                                        -----------       -----------
Net sales                                                               $    39,347       $    17,434
Cost of goods sold                                                           27,619            12,667
                                                                        -----------       -----------

      Gross profit                                                           11,728             4,767

Selling, general and
  administrative expenses                                                     5,851             2,974
                                                                        -----------       -----------

      Operating profit                                                        5,877             1,793

Other income (expense)
    Interest income                                                               3                 -
    Interest (expense)                                                       (1,573)             (381)
    Sundry, net                                                                 190                26
                                                                        -----------       -----------
                                                                             (1,380)             (355)

                                                                        -----------       -----------
Earnings before income taxes                                                  4,497             1,438
         Income tax expense                                                   1,670               513
                                                                        -----------       -----------
         Net earnings                                                         2,827               925
         Preferred stock dividends                                               17                 -
                                                                        -----------       -----------
Net earnings on common shares                                           $     2,810       $       925
                                                                        ===========       ===========

Basic earnings per common share                                         $      0.39       $      0.13
                                                                        ===========       ===========

Basic weighted average common shares outstanding                          7,208,675         7,159,091
                                                                        ===========       ===========

Earnings per common share - assuming dilution                           $      0.37       $      0.13
                                                                        ===========       ===========

Diluted weighted average common shares outstanding and equivalents        7,505,689         7,159,091
                                                                        ===========       ===========

    The accompanying notes are an integral part of these financial statements

                            NOBLE INTERNATIONAL, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    ---------------------
                                                                                      1999          1998
                                                                                    -------       -------
Cash flows from operating activities
      Net earnings                                                                  $ 2,827       $   925
      Adjustments to reconcile net earnings to
           net cash provided by operations
                Depreciation of property, plant and equipment                         1,652           592
                Amortization of goodwill                                                733           367
                Deferred income taxes                                                   291           (18)

      Changes in operating assets and liabilities, net of business acquisition
                Increase in accounts receivable                                      (3,136)         (869)
                Decrease (increase) in inventories                                   (1,741)          354
                Increase in prepaid expenses                                            (44)         (324)
                Decrease in other assets                                                467         1,240
                Increase in accounts payable                                            964         4,196
                Increase in income taxes payable                                      1,053           191
                Increase (decrease) in accrued liabilities                              274          (877)
                                                                                    -------       -------
                     Net cash provided by operating activities                        3,340         5,777

Cash flows from investing activities
      Purchase of property, plant and equipment                                      (8,010)       (5,500)
      Acquisitions of businesses, net of cash acquired                                 (283)            -
                                                                                    -------       -------
                     Net cash used in investing activities                           (8,293)       (5,500)

Cash flows from financing activities
      Repayments of notes payable - related parties                                    (754)         (142)
      Capital lease payments                                                            (73)          (59)
      Redemption of common stock                                                        (12)           (6)
      Redemption of redeemable preferred stock                                          (37)            -
      Dividends paid                                                                    (17)            -
      Redemption of preferred stock of subsidiary                                         -           (37)
      Payments on long-term debt                                                       (275)         (168)
      Net proceeds (payments) on note payable to bank                                 6,027          (191)
                                                                                    -------       -------
                     Net cash (used in) provided by financing activities              4,859          (603)

Effect of exchange rate changes on cash                                                  (9)          (51)
                                                                                    -------       -------
                           Net decrease in cash                                        (103)         (377)

Cash at beginning of period                                                           2,541         2,353
                                                                                    -------       -------

Cash at end of period                                                               $ 2,438       $ 1,976
                                                                                    =======       =======

Supplemental Cash Flow Disclosure
      Cash paid for:
           Interest                                                                 $ 1,752       $   315
                                                                                    =======       =======

           Taxes                                                                    $     -       $   340
                                                                                    =======       =======

    The accompanying notes are an integral part of these financial statements

                            NOBLE INTERNATIONAL, LTD.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                            (Unaudited, in thousands)

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                     1999        1998
                                                    ------      ------

Net earnings                                        $2,810      $  925

Other comprehensive income (loss),
    equity adjustment from foreign translation         565         (35)
                                                    ------      ------

Comprehensive income                                $3,375      $  890
                                                    ======      ======

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

The accompanying consolidated financial statements as of and for the three months ended March 31, 1998, include Noble International, Ltd. and its wholly-owned subsidiaries, Noble Component Technologies (formerly Prestolock International, Ltd., "NCT"); Monroe Engineering Products, Inc. ("Monroe"), Cass River Coating, Inc. (dba Vassar Industries, "Vassar"), Skandy Corp. ("Skandy"), Utilase Production Process, Inc. ("UPP"), Noble Metal Forming, Inc. (formerly DCT Component Systems, Inc., "NMF"), Noble Metal Processing, Inc. (formerly Utilase, Inc., "NMP") and Noble Land Holdings, Inc. ("Land Holdings") (collectively, "Noble" or the "Company"). At December 31, 1998, and for the three months ended March 31, 1999, the consolidated financial statements also include Noble Canada, Inc. ("Noble Canada"), Noble Canada II, Inc. "Noble Canada II"), Tiercon Plastics, Inc. (formerly Triam Plastics, Inc.) ("TPI"), Tiercon Coatings, Inc. (formerly Centrifugal Coaters, Inc.) ("TCI") and H&H Steel Processing, Inc. ("H&H"), Noble Canada Holdings Limited ("NCH"), Noble Canada Holdings II Ltd. ("NCHII"), Noble Components & Systems, Inc. ("NCS"), Noble Technologies, Inc. ("NTI"), Noble Metal Processing Canada, Inc. ("NMPC") and Tiercon Industries, Inc. ("Tiercon").

Results for interim periods should not be considered indicative of results for a full year. The year-end consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Note B--Inventories

Inventories at March 31, 1999 and December 31, 1998 consisted of the following (in thousands):

                                              March 31,     December 31,
                                                1999           1998
                                               -------      ------------

        Raw materials and purchased parts      $ 5,425        $ 4,626
        Work in process                          1,541          1,661
        Finished goods                           4,626          4,122
        Unbilled customer tooling                3,627          2,967
                                               =======        =======
                                               $15,219        $13,376

Note c--Industry Segments

The Company classifies its operations into three industry segments based on types of products and services: metals processing, plastics and coatings and distribution. The metal processing group provides a variety of laser welding, metal blanking, forming, slitting, cutting and die construction products and services utilizing proprietary laser weld and light die technology. The plastics and coatings group manufactures a wide variety of plastic automotive trim components and provides comprehensive coatings services. Both the metal processing and plastics and coatings groups sell direct to automotive OEM's and Tier 1 suppliers. Monroe distributes tooling components.

Transactions between the metal processing, plastics and coatings and distribution segments are not significant and have been eliminated. Interest expense is allocated to each segment based on the segments actual borrowings from the corporate headquarters, together with a partial allocation of corporate general and administrative expenses. Revenues from external customers are identified geographically based on the customer's shipping destination.

The Company's operations by business segment for the three months ended March 31, 1999 follows (in thousands):

                                        Metals       Plastics &                   Segment
                                      Processing      Coatings     Distribution    Totals
                                      ----------     ----------    ------------   --------
Revenues from external customers       $ 19,906       $ 18,357      $  1,084      $ 39,347
Interest income                               -              3             -             3
Interest expense                          1,192          1,040            55         2,287
Depreciation and amortization             1,448            811            71         2,330
Segment profit pre tax                    2,752          1,246           290         4,288
Segment assets                           84,551         71,233         6,862       162,646
Expenditure for segment assets            4,115          3,877             5         7,997

Reconciliation to consolidated amounts

Earnings
Total earnings for reportable segments                       $   4,288
Unallocated corporate headquarters expense                         209
                                                             ---------
                  Earnings before income taxes               $   4,497
                                                             =========

Assets
Total assets for reportable segments                         $ 162,646
Corporate headquarters                                           2,417
                                                             ---------
         Total consolidated assets                           $ 165,063
                                                             =========
Other Significant Items
                                      Segment                      Consolidated
                                       Totals      Adjustments        Totals
                                      -------      -----------     ------------
Interest expense                      $ 2,287        $ (714)        $ 1,573
Expenditures for segment assets         7,997            13           8,010
Depreciation and amortization           2,330            55           2,385

Geographic Information
                                                            Long-Lived
                                      Revenues                Assets
                                      ---------             ----------
United States                         $  29,950              $  70,485
Canada                                    9,109                 44,132
Mexico                                      211                  1,839
Europe/Other                                 77
                                      ---------              ---------
         Total                        $  39,347              $ 116,456
                                      =========              =========

The Company's operations by business segment for the three months ended March 31, 1998 follows (in thousands):

                                        Metals       Plastics &                   Segment
                                      Processing      Coatings     Distribution    Totals
                                      ----------     ----------    ------------   --------
Revenues from external customers       $ 13,351        $ 2,696      $  1,387      $ 17,434
Interest expense                            562             85           127           774
Depreciation and amortization               791             91            71           953
Segment profit (loss) pre tax               972           (114)          365         1,223
Segment assets                           58,139          5,485         7,204        70,828
Expenditure for segment assets            5,076            424             -         5,500

Reconciliation to consolidated amounts

Earnings
Total earnings for reportable segments                       $   1,223
Unallocated corporate headquarters expense                         215
                                                             ---------
         Earnings before income taxes and
                  extraordinary item                         $   1,438
                                                             =========
Assets
Total assets for reportable segments                         $  70,828
Corporate headquarters                                              77
                                                             ---------
         Total consolidated assets                           $  70,905
                                                             =========
Other Significant Items
                                      Segment                      Consolidated
                                       Totals      Adjustments        Totals
                                      -------      -----------     ------------
Interest expense                      $   774        $ (393)        $   381
Expenditures for segment assets         5,500             -           5,500
Depreciation and amortization             953             6             959

Geographic Information
                                                            Long-Lived
                                      Revenues                Assets
                                      ---------             ----------
United States                         $  13,282              $  47,097
Canada                                    4,086                  2,274
Mexico                                       66                      -
                                      ---------              ---------
         Total                        $  17,434              $  49,371
                                      =========              =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net Sales. Net sales for the three months ended March 31, 1999 increased 125.7% to $39.347 million from $17.434 million for the comparable quarter of 1998. The increase in sales is substantially due to the acquisitions of TPI, TCI and H&H, higher laser welded blank sales from NMP and increased glove box latch sales at NCT, partially offset by lower volumes at NMP. TPI and TCI, which were acquired in July and October 1998, respectively, contributed sales of $14.694 million, representing 67.1% of the increase. H&H, which was acquired in October 1998, contributed sales of $3.575 million, representing 16.3% of the increase.

         Cost of Goods Sold. Cost of goods sold increased 118% to $27.619 million for the three months ended March 31, 1999 from $12.667 million for the comparable quarter of 1998. As a percent of net sales, cost of goods sold decreased to 70.2% from 72.7% for the three month period ended March 31, 1999 compared to prior year period. The decrease in cost of goods sold as a percentage of net sales in the current year is primarily due to higher sales volumes and increased operating efficiencies.

         Gross Profit. The Company's gross profit increased by 146% to $11.728 million for the three months ended March 31, 1999 from $4.767 million for the comparable quarter of 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.877 million, or 96.7% for the three month period ended March 31, 1999 as compared to the three month period ended March 31, 1998 due primarily to the acquisitions of TPI, TCI and H&H. Notwithstanding the increased level of expenses, selling, general and administrative expenses actually decreased as a percentage of net sales from 17.1% for the first quarter of 1998 to 14.9% for the first quarter of 1999. The decrease in percentage of sales are the result of spreading corporate overhead costs over a larger sales base.

         Operating Profit. As a result of the foregoing factors, operating profit increased by $4.084 million to $5.877 for the three months ended March 31, 1999 compared with $1.793 million in the prior period, an increase of 227.8%.

         Interest Expense. Interest expense increased 312.9% to $1.573 million for the three months ended March 31, 1999 from $.381 million for the comparable quarter of the prior year. The increase is primarily due to the increases in long term debt to finance the acquisitions of TPI, TCI and H&H, as well as additions of property, plant and equipment and working capital to support increased sales.

         Net Earnings. As a result of the foregoing factors, net earnings on common shares increased by $1.885 million to $2.810 million for the three months ended March 31, 1999 from earnings of $.925 million for the prior period.

Liquidity and Capital Resources

         The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equipment financing, bank financing and loans from shareholders. The Company's working capital needs and capital equipment requirements have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. The anticipated increase in required working capital and capital equipment requirements are expected to be met from the cash flow from operations, equipment financing and revolving credit borrowings. As of March 31, 1999, the Company had net working capital of approximately $12.143 million.

         The Company generated cash flow from operations of $3.340 for the three months ended March 31, 1999. Cash generated by operations in the period was primarily the result of cash provided by net earnings, depreciation and amortization, increases in payables, partially offset by increases in operating assets. The Company used cash in investing activities of $8.293 million for the three months ended March 31, 1999. Cash used in investing activities included $8.010 million for the purchase of property, plant and equipment, and $.283 million for the acquisition of certain asets of BEL-Tronics CSD in February, 1999. Expenditures for property, plant and equipment were primarily to fund part of the equipment purchases for the Company's new Tiercon Coating facility now under construction, equipment purchases by NMP and expansion of H&H facilities. The Company generated $4.859 million in cash flow from financing activities for the three months ended March 31, 1999. The financing activities in the period were primarily borrowings on the Company's line of credit together with repayment of other financing obligations.

         The liquidity provided by the Company's credit facilities, combined with cash flow from operations, is expected to be sufficient to meet the Company's currently anticipated working capital and capital expenditure needs for at least 12 months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such 12-month period. In addition, the Company intends to pursue, as part of its business strategy, future growth through opportunistic acquisitions may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing in connection with such future acquisitions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

Year 2000 Compliance

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. The Company has conducted an evaluation of the actions necessary to ensure that its business critical computer systems will be able to function without disruption with respect to the application of dating systems in the year 2000. As a result of this evaluation, the Company is engaged in the process of upgrading, replacing and testing certain of its information and other computer systems so as to be able to operate without disruption due to Year 2000 issues. The Company is also evaluating the ability of its key suppliers to operate without disruption due to Year 2000 issues. The Company's remedial actions are scheduled to be substantially completed no later than the second quarter of 1999 and based on information currently available, the Company does not anticipate the costs of its remedial actions will be material to the Company's results of operations and financial condition and are being expensed as incurred.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 24% of total revenues for the three months ended March 31, 1999. The Company's primary foreign currency exposure is the Canadian Dollar. The Company manages its exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset.

The Company's financial results are affected by changes in U.S. and foreign interest rates. The Company does not hold financial instruments that are subject to market risk (interest rate risk and foreign exchange rate risk).

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

           Inapplicable.

Item 2. Changes in Securities and Use of Proceeds

           Inapplicable.

Item 3. Defaults Upon Senior Securities

           Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders

           Inapplicable.

Item 5. Other Information

           Inapplicable.

Item 6. Exhibits and Reports on Form 8-K

           Inapplicable.

  27.1  Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NOBLE INTERNATIONAL, LTD.


Dated:  May 17, 1999                        By: /s/ Daniel W. Sampson
                                                --------------------------------
                                                    Daniel W. Sampson,
                                                    Chief Financial Officer