Form 10-Q
period 1999-06-30
NOBLE INTERNATIONAL LTD
filed 1999-08-16
CIK 1034258

================================================================================
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________ to ______________________________

Commission File Number:   001-13581
                       ---------------

                            NOBLE INTERNATIONAL, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            38-3139487
-------------------------------                           ----------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----      -----

         The number of shares of the registrant's common stock, no par value, outstanding as of June 30, 1999 was 7,194,810.
================================================================================

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

                                                                                                  Page
PART I - FINANCIAL INFORMATION......................................................................3

Item 1.  Financial Statements.......................................................................3

    Consolidated Balance Sheets as of June 30, 1999
    (unaudited) and December 31, 1998...............................................................3

    Consolidated Statements of Earnings (unaudited) for the
    Three Month Periods and Six Month Periods Ended June 30, 1999 and 1998..........................4

    Consolidated Statements of Cash Flows (unaudited) for the
    Six Month Periods Ended June 30, 1999 and 1998..................................................5

    Consolidated Statements of Comprehensive Income (unaudited)
    for the Three Month Periods and Six Month Periods Ended June 30, 1999 and 1998..................6

    Notes to Consolidated Interim Financial Statements..............................................7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations......................................................................10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................12

PART II - OTHER INFORMATION........................................................................13

Item 1. Legal Proceedings..........................................................................13

Item 2. Changes in Securities and Use of Proceeds..................................................13

Item 3. Defaults Upon Senior Securities............................................................13

Item 4. Submission of Matters to a Vote of Security Holders........................................13

Item 5. Other Information..........................................................................13

Item 6. Exhibits and Reports on Form 8-K...........................................................13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            NOBLE INTERNATIONAL, LTD.
                           CONSOLIDATED BALANCE SHEETS
                            (Unaudited, in thousands)

                                                                           June 30,          December 31,
ASSETS                                                                       1999               1998
                                                                           ---------         ------------
Current assets
       Cash and cash equivalents                                           $   3,352          $   2,541
       Accounts receivable, trade                                             25,272             22,393
       Inventories                                                            15,081             13,376
       Prepaid expenses and other assets                                       1,619              1,215
       Deferred income taxes                                                     249                265
                                                                           ---------          ---------

           Total Current Assets                                               45,573             39,790
Property, plant and equipment, net                                            78,146             63,715
Other assets
       Goodwill                                                               45,752             46,307
       Covenants not to compete                                                1,602              1,740
       Sundry                                                                  2,445              2,071
                                                                           ---------          ---------
           Total Other Assets                                                 49,799             50,118
                                                                           ---------          ---------
                                                                           $ 173,518          $ 153,623
                                                                           =========          =========

LIABILITIES AND EQUITY
Current liabilities
       Current maturities of long-term debt                                $   1,153          $   1,117
       Current maturities of notes payable - related parties                   1,000              1,552
       Accounts payable                                                       15,211             16,144
       Accrued liabilities                                                    10,714             12,251
       Income taxes payable                                                      397                392
                                                                           ---------          ---------

           Total Current Liabilities                                          28,475             31,456

Long-term debt, excluding current maturities                                  71,994             57,677
Notes payable - related parties, excluding current maturities                  4,500              5,149
Convertible subordinated debentures                                           21,134             20,769
Junior subordinated notes                                                      3,359              3,359
Deferred income taxes                                                          3,309              1,865
Preferred stock of subsidiaries                                                1,308              1,308
Redeemable preferred stock                                                       625                700
Shareholders' equity
       Preferred stock, $100 par value, 10% cumulative,
           authorized 150,000 shares                                               -                  -
       Paid-in capital - warrants, $10 per common share exercise
           price, 105,000 and 90,000 warrants outstanding
           in 1998 and 1999, respectively                                        121                141
       Common stock, no par value, authorized 20,000,000
           shares, issued and outstanding 7,156,825 and 7,194,810
           shares in 1998 and 1999, respectively                              27,779             27,338
       Retained earnings                                                      10,345              5,244
       Accumulated comprehensive gain (loss)                                     569             (1,383)
                                                                           ---------          ---------
                                                                              38,814             31,340
                                                                           ---------          ---------
                                                                           $ 173,518          $ 153,623
                                                                           =========          =========

    The accompanying notes are an integral part of these financial statements

                            NOBLE INTERNATIONAL, LTD.
                       CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited, in thousands except per share amounts)

                                                                      Three Months Ended                 Six Months Ended
                                                                           June 30,                          June 30,
                                                                 ----------------------------      ----------------------------
                                                                    1999             1998             1999              1998
                                                                 -----------      -----------      -----------      -----------
Net sales                                                        $    39,415      $    16,310      $    78,762      $    33,744
Cost of goods sold                                                    28,330           11,875           55,949           24,542
                                                                 -----------      -----------      -----------      -----------

      Gross profit                                                    11,085            4,435           22,813            9,202

Selling, general and
  administrative expenses                                              6,067            3,144           11,918            6,118
                                                                 -----------      -----------      -----------      -----------

      Operating profit                                                 5,018            1,291           10,895            3,084

Other income (expense)
    Interest income                                                       35                -               38                -
    Interest (expense)                                                (1,410)            (307)          (2,983)            (688)
    Sundry, net                                                            5                1              195               27
                                                                 -----------      -----------      -----------      -----------
                                                                      (1,370)            (306)          (2,750)            (661)

                                                                 -----------      -----------      -----------      -----------
Earnings before income taxes                                           3,648              985            8,145            2,423
        Income tax expense                                             1,339              391            3,009              904
                                                                 -----------      -----------      -----------      -----------
        Net earnings                                                   2,309              594            5,136            1,519
        Preferred stock dividends                                         18               20               35               20
                                                                 -----------      -----------      -----------      -----------
Net earnings on common shares                                    $     2,291      $       574      $     5,101      $     1,499
                                                                 ===========      ===========      ===========      ===========

Basic earnings per common share:
    Earnings per common share                                    $      0.32      $      0.08      $      0.71      $      0.21
                                                                 -----------      -----------      -----------      -----------

Earnings per common share - assuming dilution:
    Net earnings on common shares                                $     2,291      $       574      $     5,101      $     1,499
    Proforma reduction in interest on convertible debentures             157                -              157                -
                                                                 -----------      -----------      -----------      -----------
    Proforma net earnings on common shares assuming dilution     $     2,448      $       574      $     5,258      $     1,499
                                                                 ===========      ===========      ===========      ===========

    Earnings per common share assuming dilution                  $      0.29      $      0.08      $      0.66      $      0.21
                                                                 -----------      -----------      -----------      -----------

Basic weighted average common shares outstanding                   7,177,998        7,156,825        7,168,612        7,157,958
                                                                 -----------      -----------      -----------      -----------
Diluted weighted average common shares and equivalents             8,511,264        7,156,825        8,006,052        7,157,958
                                                                 -----------      -----------      -----------      -----------

    The accompanying notes are an integral part of these financial statements

                            NOBLE INTERNATIONAL, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                                     ---------------------------
                                                                                                       1999               1998
                                                                                                     --------           --------
Cash flows from operating activities
       Net earnings                                                                                  $  5,136           $  1,519
       Adjustments to reconcile net earnings to
            net cash provided by operations
                 Depreciation of property, plant and equipment                                          2,970              1,205
                 Amortization of goodwill                                                               1,647                708
                 Deferred income taxes                                                                  1,422                (33)

       Changes in operating assets and liabilities, net of business acquisition
                 Decrease (increase) in accounts receivable                                            (2,478)               834
                 Increase in inventories                                                               (1,445)              (856)
                 Increase in prepaid expenses                                                            (390)              (713)
                 Decrease (increase) in other assets                                                     (370)             1,134
                 Increase (decrease) in accounts payable                                               (1,277)             1,328
                 Decrease in income taxes payable                                                          (7)               (74)
                 Decrease in accrued liabilities                                                       (1,171)              (736)
                                                                                                     --------           --------

                                           Net cash provided by operating activities                    4,037              4,316

Cash flows from investing activities
       Purchase of property, plant and equipment                                                      (16,379)           (10,316)
       Acquisitions of businesses, net of cash acquired                                                  (283)                 -
                                                                                                     --------           --------
                      Net cash (used in) investing activities                                         (16,662)           (10,316)


Cash flows from financing activities
       Repayments of notes payable - related parties                                                   (1,201)            (1,830)
       Capital lease financing                                                                            147                  -
       Capital lease payments                                                                             (93)               (45)
       Net proceeds from issuance (redemption) of common stock                                            181                 (6)
       Redemption of redeemable preferred stock                                                           (75)                 -
       Dividends paid                                                                                     (35)               (20)
       Redemption of preferred stock of subsidiary                                                          -                (75)
       Payments on long-term debt                                                                        (427)              (440)
       Net proceeds (payments) on note payable to bank                                                 14,941              6,639
                                                                                                     --------           --------

                                           Net cash provided by financing activities                   13,438              4,223

Effect of exchange rate changes on cash                                                                    (2)              (125)
                                                                                                     --------           --------

                                           Net increase (decrease) in cash                                811             (1,902)

Cash at beginning of period                                                                             2,541              2,353
                                                                                                     --------           --------

Cash at end of period                                                                                $  3,352           $    451
                                                                                                     ========           ========

Supplemental cash flow disclosure
       Cash paid for:
            Interest                                                                                 $  3,424           $    646
                                                                                                     ========           ========

            Taxes                                                                                    $  1,461           $  1,011
                                                                                                     ========           ========

    The accompanying notes are an integral part of these financial statements

                            NOBLE INTERNATIONAL, LTD.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (Unaudited, in thousands)

                                                           Three Months Ended                  Six Months Ended
                                                                June 30,                           June 30,
                                                        ------------------------           ------------------------
                                                          1999             1998              1999             1998
                                                        -------          -------           -------          -------
Net earnings                                            $ 2,291          $   574           $ 5,101          $ 1,499

Other comprehensive income (loss),
    equity adjustment from foreign translation            1,387             (151)            1,952             (186)
                                                        -------          -------           -------          -------

Comprehensive income                                    $ 3,678          $   423           $ 7,053          $ 1,313
                                                        =======          =======           =======          =======

    The accompanying notes are an integral part of these financial statements

                            NOBLE INTERNATIONAL, LTD.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note A--Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.

The accompanying consolidated interim financial statements as of and for the six months ended June 30, 1998, include Noble International, Ltd. and its wholly-owned subsidiaries, Noble Component Technologies, Inc. (formerly Prestolock International, Ltd., "NCT"); Monroe Engineering Products, Inc. ("Monroe"), Cass River Coating, Inc. (dba Vassar Industries, "Vassar"), Skandy Corp. ("Skandy"), Utilase Production Process, Inc. ("UPP"), Noble Metal Forming, Inc. (formerly DCT Component Systems, Inc., "NMF"), Noble Metal Processing, Inc. (formerly Utilase, Inc., "NMP") and Noble Land Holdings, Inc. ("Land Holdings") (collectively, "Noble" or the "Company"). At December 31, 1998, and for the period ended June 30, 1999, the consolidated interim financial statements also include Noble Canada, Inc. ("Noble Canada"), Noble Canada II, Inc. ("Noble Canada II"), Tiercon Plastics, Inc. (formerly Triam Plastics, Inc., "TPI"), Tiercon Coatings, Inc. (formerly Centrifugal Coaters, Inc., "TCI"), and Noble Metal Processing-Midwest, Inc. (formerly H&H Steel Processing, Inc. "NMPW"), Noble Canada Holdings Limited ("NCH"), Noble Canada Holdings II Ltd. ("NCHII"), Noble Components & Systems, Inc. ("NCS"), Noble Technologies, Inc. ("NTI"), Noble Metal Processing Canada, Inc. ("NMPC") and Tiercon Industries, Inc. ("Tiercon").

Results for interim periods should not be considered indicative of results for a full year. The year-end consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note B--Inventories

Inventories at June 30, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                   June 30,       December 31,
                                                     1999             1998
                                                   --------       ------------
        Raw materials and purchased parts          $  6,011         $  4,626
        Work in process                               2,075            1,661
        Finished goods                                3,909            4,122
        Unbilled customer tooling                     3,086            2,967
                                                   --------         --------
                                                   $ 15,081         $ 13,376

Note C--Industry Segments

The Company classifies its companies into three industry segments based on types of products and services: metal processing (NMPW, NMP, NMPC, NMF, UPP and Land Holdings), plastics and coatings (NCT, TPI, TCI and Vassar) and distribution (Monroe). The metal processing group provides a variety of laser welding, metal blanking, forming, slitting, cutting and die construction products and services utilizing proprietary laser weld and light die technology. The plastics and coatings group manufactures a wide variety of plastic automotive trim components and provides comprehensive coatings services. Both the metal processing and plastics and coatings groups sell direct to automotive OEM's and Tier 1 suppliers. Monroe distributes tooling components.

Transactions between the metal processing, plastics and coatings and distribution segments are not significant and have been eliminated. Interest expense is allocated to each segment based on the segment's actual borrowings from the corporate headquarters, together with a partial allocation of corporate general and administrative expenses. Revenues from external customers are identified geographically based on the customer's shipping destination.

The Company's operations by business segment for the six months ended June 30, 1999 follows (in thousands):

                                     Metal    Plastics &                Segment
                                  Processing   Coatings   Distribution   Totals
                                  ----------  ----------  ------------  -------
Revenues from external customers   $ 40,254    $ 36,445     $  2,063    $ 78,762
Interest income                          -           38            -          38
Interest expense                      2,373       2,117          103       4,593
Depreciation and amortization         2,848       1,450          142       4,440
Segment profit pre tax                5,043       1,955          522       7,520
Segment assets                       87,109      75,851        6,764     169,724
Expenditure for segment assets        6,872       9,540            6      16,418

Reconciliation to consolidated amounts

Earnings
Total earnings for reportable segments                      $  7,520
Unallocated corporate headquarters expense                       625
                                                            --------
                  Earnings before income taxes              $  8,145
                                                            ========

Assets
Total assets for reportable segments                        $169,724
Corporate headquarters                                         3,794
                                                            --------
         Total consolidated assets                          $173,518
                                                            ========

Other Significant Items
                                      Segment                     Consolidated
                                      Totals      Adjustments        Totals
                                      -------     -----------     ------------
Interest expense                     $  4,593      $ (1,610)        $  2,983
Expenditures for segment assets        16,418            18           16,436
Depreciation and amortization           4,440           177            4,617

Geographic Information
                                                                  Long-Lived
                                           Revenues                 Assets
                                           --------               ----------
United States                              $  59,420              $  71,923
Canada                                        18,187                 49,915
Mexico                                         1,078                  2,060
Europe/other                                      77                      -
                                           ---------              ---------
         Total                             $  78,762              $ 123,898
                                           =========              =========

The Company's operations by business segment for the six months ended June 30, 1998 follows (in thousands):

                                     Metal    Plastics &                Segment
                                  Processing   Coatings   Distribution   Totals
                                  ----------  ----------  ------------  -------
Revenues from external customers   $ 25,584    $  5,451     $  2,709    $ 33,744
Interest expense                      1,039         188          222       1,449
Depreciation and amortization         1,551         205          140       1,896
Segment profit (loss) pre tax         1,923        (330)         768       2,361
Segment assets                       59,583       6,219        7,228      73,030
Expenditure for segment assets        9,534         756            -      10,290

Reconciliation to consolidated amounts

Earnings
Total earnings for reportable segments                      $  2,361
Unallocated corporate headquarters expense                        62
                                                            --------
         Earnings before income taxes and
                  extraordinary item                        $  2,423
                                                            ========

Assets
Total assets for reportable segments                        $ 73,030
Corporate headquarters                                           138
                                                            --------
         Total consolidated assets                          $ 73,168
                                                            ========

Other Significant Items
                                      Segment                     Consolidated
                                      Totals      Adjustments        Totals
                                      -------     -----------     ------------
Interest expense                     $  1,449      $   (761)        $    688
Expenditures for segment assets        10,290            26           10,316
Depreciation and amortization           1,896            17            1,913

Geographic Information
                                                                  Long-Lived
                                           Revenues                 Assets
                                           --------               ----------
United States                              $  26,512              $  50,825
Canada                                         7,096                  2,363
Mexico                                           136                      -
                                           ---------              ---------
         Total                             $  33,744              $  53,188
                                           =========              =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net Sales. Net sales for the three months ended June 30, 1999 increased 141.7% to $39.415 million from $16.310 million for the comparable quarter of 1998. Net sales for the six months ended June 30, 1999 increased 133.4% to $78.762 million from $33.744 million for the comparable six months of 1998. The increase in sales is substantially due to the acquisitions of TPI, TCI and NMPW, higher laser welded blank sales from NMP and the impact of the General Motors strike on the three month period ended June 30, 1998. TPI and TCI, which were acquired in July and October 1998, respectively, contributed sales of $14.054 million and $29.604 million, respectively, for the three and six month periods ended June 30, 1999. TPI and TCI sales represented 60.8% and 65.8% of the increased sales, respectively, for the three and six month periods ended June 30, 1999. NMPW, which was acquired in October 1998, contributed sales of $3.904 million and $7.479 million, respectively, for the three and six month periods ended June 30, 1999. NMPW sales represented 16.9% and 16.6% of the increased sales, respectively, for the three and six month period ended June 30, 1999.

         Cost of Goods Sold. Cost of goods sold increased 138.6% to $28.330 million for the three months ended June 30, 1999 from $11.875 million for the comparable quarter of 1998. Cost of goods sold increased 128.0% to $55.949 million for the six months ended June 30, 1999 from $24.542 million for the comparable period of 1998. As a percent of net sales, cost of goods sold for the three month period ended June 30, 1999 decreased to 71.9% from 72.8% compared to prior year period and for the six month period ended June 30, 1999, decreased to 71.0% from 72.7% compared to prior year period. The decrease in cost of goods sold as a percentage of net sales in the current year is primarily due to higher sales volumes and increased operating efficiencies.

         Gross Profit. The Company's gross profit increased by 149.9% to $11.085 million for the three months ended June 30, 1999 from $4.435 million for the comparable quarter of 1998. Gross profit for the six months ended June 30, 1999 increased by 147.9% to $22.813 million from $9.202 million for the comparable period of 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.923 million, or 93.0% for the three month period ended June 30, 1999 and for the six month period increased by $5.800 million, or 94.8% as compared to the comparable periods of 1998 due primarily to the acquisitions of TPI, TCI and NMPW. Notwithstanding the increased level of expenses, selling, general and administrative expenses actually decreased as a percentage of net sales from 19.3% for the second quarter of 1998 to 15.4% for the second quarter of 1999. Selling, general and administrative expenses as a percent of net sales decreased from 18.1% for the six months ended June 30, 1998 to 15.1% for the six months ended June 30, 1999. The decreases in percentage of sales are substantially the result of spreading corporate overhead costs over a larger sales base.

         Operating Profit. As a result of the foregoing factors, operating profit increased by $3.727 million to $5.018 for the three months ended June 30, 1999 compared with $1.291 million in the prior period, an increase of 288.7%. For the six months ended June 30, 1999, operating profit increased by $7.811 million compared with $3.084 million in the prior period, an increase of 253.3%.

         Interest Expense. Interest expense increased 359.3% to $1.410 million for the three months ended June 30, 1999 from $.307 million for the comparable quarter of the prior year. Interest expense for the six months ended June 30, 1999 increased 333.6% to $2,983 million from $688 million for the comparable six months of the prior year. The increase is primarily due to higher long term debt to finance the acquisitions of TPI, TCI and NMPW, as well as additions of property, plant and equipment and working capital to support increased sales.

         Net Earnings. As a result of the foregoing factors, net earnings on common shares increased by $1.717 million to $2.291 million for the three months ended June 30, 1999 from earnings of $.574 million for the prior period. Net earnings on common shares for the six months ended June 30, 1999 increased by $3.602 million to $5.101 million from earnings of $1.499 million for the prior period.

Liquidity and Capital Resources

         The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equipment financing, bank financing and loans from shareholders. The Company's working capital needs and capital equipment requirements have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. The anticipated increase in required working capital and capital equipment requirements, are expected to be met from the cash flow from operations, equipment financing and revolving credit borrowings. As of June 30, 1999, the Company had net working capital of approximately $17.098 million.

         The Company generated cash flow from operations of $4.037 for the six months ended June 30, 1999. Cash generated by operations in the period was primarily the result of cash provided by net earnings, depreciation and amortization, partially offset by increases in working capital and operating assets. The Company used cash in investing activities of $16.662 million for the six months ended June 30, 1999. Cash used in investing activities included $16.379 million for the purchase of property, plant and equipment, and $.283 million for the acquisition of certain assets of BEL-Tronics CSD in February, 1999. Expenditures for property, plant and equipment were primarily to fund part of the equipment purchases for TCI's new coating facility which is nearing completion, equipment purchases by NMP and expansion of NMPW facilities. The Company generated $13.438 million in cash flow from financing activities for the six months ended June 30, 1999. The financing activities in the period were primarily borrowings on the Company's line of credit offset by repayment of other financing obligations.

         The Company maintains a $105 million secured revolving credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility expires in December 2002, is secured by the assets of Noble and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. The Credit Facility replaced an existing facility. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for multi-currency loans. Borrowing options include a eurocurrency rate, or a base rate. Advances under the Credit Facility during the six months ended June 30, 1999 bore interest at the rate of 7.4% per annum. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $25 million. The Company is in compliance with the terms of the Credit Facility.

         The liquidity provided by the Company's credit facilities, combined with cash flow from operations, is expected to be sufficient to meet the Company's currently anticipated working capital and capital expenditure needs for at least 12 months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such 12 month period. In addition, the Company intends to pursue, as part of its business strategy, future growth through opportunistic acquisitions which may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing in connection with such future acquisitions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

Year 2000 Compliance

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, by the year 2000, computer systems and software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. The Company has conducted an evaluation of the actions necessary to ensure that its business critical computer systems will be able to function without disruption with respect to the application of dating systems in the year 2000. As a result of this evaluation, the Company has upgraded, replaced and tested certain of its information and other computer systems so as to be able to operate without disruption due to Year 2000 issues. The Company is also evaluating the ability of its key suppliers to operate without disruption due to Year 2000 issues. The Company's remedial actions are substantially completed and based on information currently available, the Company does not anticipate the costs of its remedial actions will be material to the Company's results of operations and financial condition and are being expensed as incurred.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 25% of the total revenues for the six months ended June 30, 1999. The Company's primary foreign currency exposure is the Canadian Dollar. The Company manages its exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset.

         A portion of the Company's assets are based in its foreign operations and is translated into U.S. Dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of shareholders' equity. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending on the weakening or strengthening of the U.S. Dollar against the respective foreign currency.

         The Company's financial results are affected by changes in U.S. and foreign interest rates. The Company does not hold financial instruments that are subject to market risk (interest rate risk and foreign exchange risk).

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Inapplicable.

Item 2.  Changes in Securities and Use of Proceeds

         Inapplicable

Item 3.  Defaults Upon Senior Securities.

         Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on April 26, 1999. Daniel W. Sampson, Jonathan P. Rye, Richard K. Mastain, Michael R. Hottinger, Lloyd P. Jones, III, Daniel J. McEnroe, Mark T. Behrman, Robert J. Skandalaris and Anthony R. Tersigni were elected to the Company's Board of Directors. Each of the nominees, other than Messrs. Rye and Mastain, was an incumbent director. Of the 7,158,482 shares issued, outstanding and entitled to vote at the Annual Meeting, 5,700,179 shares were voted in favor of Messrs. Sampson, Mastain, Hottinger, Jones, McEnroe, Behrman, Skandalaris and Tersigni while 8,000 shares were withheld from voting. Shares totaling 5,699,979 were voted in favor of Mr. Rye and 8,200 shares were withheld from voting.

         At the Annual Meeting, the Company's shareholders also approved a proposal to change the Company's state of incorporation from Michigan to Delaware, with 3,961,607 shares voted for approval, 161,812 shares voted against and 4,950 shares abstaining. In addition, a proposal to amend the Company's Bylaws to provide for the establishment of a classified Board of Directors was approved with 3,961,606 shares voted for approval, 165,712 shares voted against and 4,350 shares abstaining. The ratification of Grant Thornton LLP as independent public accountants of the Company was also approved, with 5,676,409 shares voted for approval, 27,450 shares voted against and 4,370 shares abstaining.


Item 5.  Other Information.

         Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K

  27.1   Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NOBLE INTERNATIONAL, LTD.


Dated: August 13, 1999                       By:
                                                 -------------------------------
                                                 Daniel W. Sampson,
                                                 Chief Financial Officer