Form 10-Q
period 1999-09-30
NOBLE INTERNATIONAL LTD
filed 1999-11-15
CIK 1034258

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________  to ________________

Commission File Number:   001-13581

                            NOBLE INTERNATIONAL, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                            38-3139487
         -------------------------------          ----------------------
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


--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/   No / /

         The number of shares of the registrant's common stock, no par value, outstanding as of September 30, 1999 was 7,208,083.

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

                                                                            PAGE

PART I -  FINANCIAL INFORMATION................................................3

Item 1.   Financial Statements.................................................3

          Consolidated Balance Sheets as of September 30, 1999
          (unaudited) and December 31, 1998....................................3

          Consolidated Statements of Earnings (unaudited) for the
          Three Month Periods and Nine Month Periods Ended September 30,
          1999 and 1998........................................................4

          Consolidated Statements of Cash Flows (unaudited) for the
          Nine Month Periods Ended September 30, 1999 and 1998.................5

          Consolidated Statements of Comprehensive Income (unaudited)
          for the Three Month Periods and Nine Month Periods Ended
          September 30, 1999 and 1998..........................................6

          Notes to Consolidated Interim Financial Statements...................7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................10

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

Item 3.   Defaults Upon Senior Securities.....................................13

Item 4.   Submission of Matters to a Vote of Security Holders.................13

Item 5.   Other Information...................................................13

Item 6.   Exhibits and Reports on Form 8-K....................................13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            NOBLE INTERNATIONAL, LTD.
                           CONSOLIDATED BALANCE SHEETS
                            (Unaudited, in thousands)

                                                                               September 30,         December 31,
                                                                                   1999                  1998
                                                                            -------------------    ------------------
ASSETS
Current assets
       Cash and cash equivalents                                                       $ 2,322               $ 2,541
       Accounts receivable, trade                                                       29,981                22,393
       Inventories                                                                      18,112                13,376
       Prepaid expenses and other assets                                                 2,072                 1,215
       Deferred income taxes                                                               257                   265
                                                                            -------------------    ------------------

           Total Current Assets                                                         52,744                39,790
Property, plant and equipment, net                                                      84,575                63,715
Other assets
       Goodwill                                                                         48,044                46,307
       Covenants not to compete                                                          1,533                 1,740
       Sundry                                                                            2,296                 2,071
                                                                            -------------------    ------------------
           Total Other Assets                                                           51,873                50,118
                                                                            -------------------    ------------------
                                                                                     $ 189,192             $ 153,623
                                                                            ===================    ==================

LIABILITIES AND EQUITY
Current liabilities
       Current maturities of long-term debt                                            $ 1,189               $ 1,117
       Current maturities of notes payable - related parties                             1,000                 1,552
       Accounts payable                                                                 16,573                16,144
       Accrued liabilities                                                               8,362                12,251
       Income taxes payable                                                                442                   392
                                                                            -------------------    ------------------

           Total Current Liabilities                                                    27,566                31,456

Long-term debt, excluding current maturities                                            86,747                57,677
Notes payable - related parties, excluding current maturities                            4,250                 5,149
Convertible subordinated debentures                                                     21,750                20,769
Junior subordinated notes                                                                3,359                 3,359
Deferred income taxes                                                                    3,355                 1,865
Preferred stock of subsidiaries                                                          1,308                 1,308
Redeemable preferred stock                                                                 550                   700
Shareholders' equity
       Preferred stock, $100 par value, 10% cumulative,
           authorized 150,000 shares                                                         -                     -
       Paid-in capital - warrants, $10 per common share exercise
           price, 105,000 and 90,000 warrants outstanding
           in 1998 and 1999, respectively                                                  121                   141
       Common stock, no par value, authorized 20,000,000
           shares, issued and outstanding 7,156,825 and 7,208,083
           shares in 1998 and 1999, respectively                                        27,779                27,338
       Retained earnings                                                                11,592                 5,244
       Accumulated comprehensive gain (loss)                                               815                (1,383)
                                                                            -------------------    ------------------
                                                                                        40,307                31,340
                                                                            -------------------    ------------------
                                                                                     $ 189,192             $ 153,623
                                                                            ===================    ==================

    The accompanying notes are an integral part of these financial statements

                            NOBLE INTERNATIONAL, LTD.
                       CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited, in thousands except per share amounts)

                                                               Three Months Ended                        Nine Months Ended
                                                                  September 30,                            September 30,
                                                      --------------------------------------    ------------------------------------
                                                            1999                 1998                 1999               1998
                                                      ------------------   -----------------    -----------------  -----------------
Net sales                                                     $  37,898           $  22,711            $ 116,660          $  56,455
Cost of goods sold                                               28,854              17,263               84,803             41,805
                                                      ------------------   -----------------    -----------------  -----------------

      Gross profit                                                9,044               5,448               31,857             14,650

Selling, general and
  administrative expenses                                         5,360               3,454               17,278              9,572
                                                      ------------------   -----------------    -----------------  -----------------

      Operating profit                                            3,684               1,994               14,579              5,078

Other income (expense)
    Interest income                                                  24                   -                   62                  -
    Interest (expense)                                           (1,734)               (906)              (4,717)            (1,594)
    Sundry, net                                                      14                  16                  209                 43
                                                      ------------------   -----------------    -----------------  -----------------
                                                                 (1,696)               (890)              (4,446)            (1,551)

                                                      ------------------   -----------------    -----------------  -----------------
Earnings before income taxes and
 minority interest                                                1,988               1,104               10,133              3,527
    Minority interest                                                 -                  19                    -                 39
                                                      ------------------   -----------------    -----------------  -----------------
Earnings before income taxes                                      1,988               1,085               10,133              3,488
        Income tax expense                                          713                 469                3,722              1,373
                                                      ------------------   -----------------    -----------------  -----------------
        Net earnings                                              1,275                 616                6,411              2,115
        Preferred stock dividends                                    12                   -                   47                  -
                                                      ------------------   -----------------    -----------------  -----------------
Net earnings on common shares                                 $   1,263           $     616            $   6,364          $   2,115
                                                      ==================   =================    =================  =================


Basic earnings per common share:
    Earnings per common share                                 $    0.18           $    0.09            $    0.89          $    0.30
                                                      ------------------   -----------------    -----------------  -----------------


Earnings per common share - assuming
 dilution:
    Net earnings on common shares                             $   1,263           $     616            $   6,364          $   2,115
    Proforma reduction in interest
     on convertible debentures                                      245                   -                  402                  -
                                                      ------------------   -----------------    -----------------  -----------------
    Proforma net earnings on common
     shares assuming dilution                                 $   1,508           $     616            $   6,766          $   2,115
                                                      ==================   =================    =================  =================

    Earnings per common share assuming
     dilution                                                 $    0.16           $    0.08            $    0.82          $    0.29
                                                      ------------------   -----------------    -----------------  -----------------


Basic weighted average common shares
 outstanding                                                  7,203,003           7,161,877            7,180,202          7,161,827
                                                      ------------------   -----------------    -----------------  -----------------
Diluted weighted average common shares
 and equivalents                                              8,990,564           7,345,771            8,291,555          7,271,782
                                                      ------------------   -----------------    -----------------  -----------------

    The accompanying notes are an integral part of these financial statements

                            NOBLE INTERNATIONAL, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                                        Nine Months Ended
                                                                                                           September 30,
                                                                                            ----------------------------------------
                                                                                                  1999                   1998
                                                                                            ------------------    ------------------
Cash flows from operating activities
       Net earnings                                                                             $ 6,411                $ 2,115
       Adjustments to reconcile net earnings to
            net cash provided by operations
                 Depreciation of property, plant and equipment                                    4,698                  2,131
                 Amortization of goodwill                                                         2,357                  1,224
                 Deferred income taxes                                                            1,420                   (276)

       Changes in operating assets and liabilities, net of business acquisition
                 (Increase) Decrease in accounts receivable                                      (5,945)                  (521)
                 (Increase) Decrease in inventories                                              (3,490)                  (886)
                 (Increase) Decrease in prepaid expenses                                           (843)                (1,085)
                 (Increase) Decrease in other assets                                             (1,247)                (5,700)
                 Increase (Decrease) in accounts payable                                            (19)                   782
                 Increase (Decrease) in income taxes payable                                         49                   (254)
                 Increase (Decrease) in accrued liabilities                                      (3,418)                   231
                                                                                            ------------           ------------

                                         Net cash (used) by operating activities                    (27)                (2,239)

Cash flows from investing activities
       Purchase of property, plant and equipment                                                (23,766)               (13,767)
       Acquisitions of businesses, net of cash acquired                                          (4,168)               (30,509)
                                                                                            ------------           ------------
                      Net cash (used in) investing activities                                   (27,934)               (44,276)


Cash flows from financing activities
       Proceeds from notes payable - related parties                                                  -                     23
       Repayments of notes payable - related parties                                             (1,451)                (1,881)
       Capital lease financing                                                                      147                      -
       Capital lease payments                                                                      (167)                  (128)
       Net proceeds from issuance (redemption) of common stock                                      161                     (6)
       Issuance of convertible subordinated debentures                                                -                 20,769
       Redemption of redeemable preferred stock                                                    (150)                     -
       Dividends paid                                                                               (47)                     -
       Redemption of preferred stock of subsidiary                                                    -                   (113)
       Payments on long-term debt                                                                  (706)                  (852)
       Net proceeds on note payable to bank                                                      29,819                 29,918
                                                                                            ------------           ------------

                                         Net cash provided by financing activities               27,606                 47,730

Effect of exchange rate changes on cash                                                             136                    (51)
                                                                                            ------------           ------------

                                         Net increase (decrease) in cash                           (219)                 1,164

Cash at beginning of period                                                                       2,541                  2,353
                                                                                            ------------           ------------

Cash at end of period                                                                           $ 2,322                $ 3,517
                                                                                            ============           ============

Supplemental Cash Flow Disclosure
       Cash paid for:
            Interest                                                                            $ 5,433                $ 1,182
                                                                                            ============           ============

            Taxes                                                                               $ 1,461                $ 1,296
                                                                                            ============           ============

    The accompanying notes are an integral part of these financial statements

                            NOBLE INTERNATIONAL, LTD.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (Unaudited, in thousands)

                                                        Three Months Ended               Nine Months Ended
                                                           September 30,                    September 30,
                                                   -----------------------------    -----------------------------
                                                       1999            1998             1999            1998
                                                   -------------   -------------    -------------   -------------
Net earnings                                            $ 1,263           $ 616          $ 6,364         $ 2,115

Other comprehensive income (loss),
    equity adjustment from foreign translation              246          (1,112)           2,198          (1,298)
                                                   -------------   -------------    -------------   -------------

Comprehensive income (loss)                             $ 1,509          $ (496)         $ 8,562           $ 817
                                                   =============   =============    =============   =============

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

The accompanying consolidated interim financial statements as of and for the nine months ended September 30, 1998, include Noble International, Ltd. and its wholly-owned subsidiaries, Noble Component Technologies, Inc. ("NCT"); Monroe Engineering Products, Inc. ("Monroe"), Cass River Coating, Inc. (dba Vassar Industries, "Vassar"), Skandy Corp. ("Skandy"), Utilase Production Process, Inc. ("UPP"), Noble Metal Forming, Inc. ("NMF"), Noble Metal Processing, Inc. ("NMP"), Noble Land Holdings, Inc. ("Land Holdings"), Noble Canada, Inc. ("Noble Canada"), Noble Canada Holdings Limited ("NCH") and Tiercon Plastics, Inc. ("TPI"), Noble Components & Systems, Inc. ("NCS"), Noble Technologies, Inc. ("NTI"), Noble Metal Processing Canada, Inc. ("NMPC") and Tiercon Industries, Inc. ("Tiercon") (collectively, "Noble" or the "Company"). At December 31, 1998, and for the period ended September 30, 1999, the consolidated interim financial statements also include Noble Canada II, Inc. ("Noble Canada II"), Tiercon Coatings, Inc. ("TCI"), and Noble Metal Processing-Midwest, Inc. ("NMPW"), and Noble Canada Holdings II Ltd. ("NCHII"). On July 31, 1999 TPI, TCI and Noble Canada II were amalgamated with and into Tiercon. Simultaneously, NCH NCHII and Noble Canada were amalgamated with and into Noble Canada. TPI and TCI continue to operate as separate divisions of Tiercon.

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

Note B--Inventories

Inventories at September 30, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                September 30,      December 31,
                                                    1999               1998
                                                -------------      ------------

        Raw materials and purchased parts         $  8,500          $  4,626
        Work in process                              1,428             1,661
        Finished goods                               4,498             4,122
        Unbilled customer tooling                    3,686             2,967
                                                  --------           -------
                                                  $ 18,112          $ 13,376

Note C--Industry Segments

The Company classifies its operating subsidiaries into three industry segments based on types of products and services: metal processing (NMP, NMPC, NMPW, NMF, UPP and Land Holdings), plastics and coatings (NCT, TPI, TCI and Vassar) and distribution (Monroe). The metal processing group provides a variety of laser welding, metal blanking, forming, slitting, cutting and die construction products and services utilizing proprietary laser weld and light die technology. The plastics and coatings group manufactures a wide variety of plastic automotive trim components and provides comprehensive coatings services. Both the metal processing and plastics and coatings groups sell direct to automotive OEM's and Tier I suppliers. Monroe distributes tooling components.

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

The Company's operations by business segment for the nine months ended September 30, 1999 follows (in thousands):

                                              Metal           Plastics &                         Segment
                                           Processing          Coatings       Distribution        Totals
                                           -----------         ---------      ------------      ----------
Revenues from external customers             $ 59,880          $ 53,698        $  3,082         $ 116,660
Interest income                                     4                58             -                  62
Interest expense                                3,787             3,351             146             7,284
Depreciation and amortization                   4,266             2,265             214             6,745
Segment profit pre tax                          6,484             1,633             819             8,936
Segment assets                                 96,681            82,435           6,717           185,833
Expenditure for segment assets                 10,469            13,234              31            23,734

Reconciliation to consolidated amounts

Earnings
Total earnings for reportable segments                                         $  8,936
Unallocated corporate headquarters expense                                        1,197
                                                                               --------
                  Earnings before income taxes                                 $ 10,133
                                                                               --------


Assets
Total assets for reportable segments                                           $185,833
Corporate headquarters                                                            3,359
                                                                               --------
         Total consolidated assets                                             $189,192
                                                                               ========
Other Significant Items

                                             Segment                         Consolidated
                                             Totals          Adjustments        Totals
                                            ---------        -----------     ------------
Interest expense                             $  7,284          $ (2,567)       $  4,717
Expenditures for segment assets                23,734                32          23,766
Depreciation and amortization                   6,745               310           7,055

Geographic Information
                                                                    Long-Lived
                                     Revenues                         Assets
                                   ------------                    -----------
United States                      $     87,480                    $    77,336
Canada                                   28,188                         53,166
Mexico                                      965                          2,117
Europe/other                                 27                            -
                                   ------------                    -----------
         Total                      $   116,660                     $  132,619
                                   ============                    ===========

The Company's operations by business segment for the nine months ended September 30, 1998 follows (in thousands):

                                              Metal           Plastics &                         Segment
                                           Processing          Coatings       Distribution        Totals
                                           -----------         ---------      ------------      ----------
Revenues from external customers           $   37,063          $ 15,472        $  3,290          $ 56,455
Interest expense                                1,580               860             311             2,751
Depreciation and amortization                   2,374               747             209             3,330
Segment profit (loss) pre tax                   2,824              (603)          1,082             3,303
Segment assets                                 73,117            40,542           7,103           120,762
Expenditure for segment assets                 12,083             1,594               2            13,679

Reconciliation to consolidated amounts

Earnings
Total earnings for reportable segments                                         $   3,303
Unallocated corporate headquarters expense                                           185
                                                                               ---------
         Earnings before income taxes and extraordinary item                   $   3,488
                                                                               =========
Assets
Total assets for reportable segments                                           $ 120,762
Corporate headquarters                                                             2,762
                                                                               ---------
         Total consolidated assets                                             $ 123,524
                                                                               =========
Other Significant Items

                                              Segment                         Consolidated
                                              Totals          Adjustments        Totals
                                             ---------        -----------     ------------
Interest expense                             $  2,751          $ (1,157)       $  1,594
Expenditures for segment assets                13,679                88          13,767
Depreciation and amortization                   3,330                25           3,355

Geographic Information

                                                                    Long-Lived
                                     Revenues                         Assets
                                   ------------                    -----------
United States                      $     44,366                    $    61,670
Canada                                   11,570                         19,337
Mexico                                      519                             -
                                   ------------                    -----------
         Total                     $     56,455                    $    81,007
                                   ============                    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net Sales. Net sales for the three months September 30, 1999 increased 66.9% to $37.898 million from $22.711 million for the comparable quarter of 1998. Net sales for the nine months ended September 30, 1999 increased 106.6% to $116.660 million from $56.455 million for the comparable nine months of 1998. The increase in sales is substantially due to the acquisitions of TPI in July 1998, the acquisitions of TCI and NMPW in October 1998, higher laser welded blank sales at NMP and the negative impact of the General Motors strike on the six months ended September 30, 1998. TPI and TCI sales combined represented 43.3% and 60.1% of the increased sales, respectively, for the three and nine month periods ended September 30, 1999. NMPW sales represented 24.8% and 18.7% of the increased sales, respectively, for the three and nine month period ended September 30, 1999.

         Cost of Goods Sold. As a percent of net sales, cost of goods sold for the three month period ended September 30, 1999 remained flat at 76.1% as compared with 76.0% for the prior year period and for the nine month period ended September 30, 1999, decreased to 72.7% from 74.1% compared to the prior year period. The increase in cost of goods sold as a percent of net sales for the three months ended September 30, 1998, as compared with the percent of net sales for the nine months ended September 30, 1998, is primarily due to the inclusion of TPI, which had significantly higher cost of goods sold as a percent of net sales than the Company's other operations, and the reduced volume of sales due to the General Motors' strike. Cost of goods sold as a percent of sales for the three months ended September 30, 1999 were affected by costs and inefficiencies associated with initiating production at a new coatings facility, launching new automotive programs in the Plastics & Coatings segment, steel supplier shortages, disruption to DiamlerChrysler production schedules from the hurricane in North Carolina which in turn affected the Metal Processing segment, and other cyclical factors associated with automotive OEM model year changeovers and production schedules. The decrease in cost of goods sold as a percentage of net sales for the nine months ended September 30, 1999 compared to the prior period is primarily due to higher sales volumes and increased operating efficiencies.

         Gross Profit. The Company's gross profit increased by 66.0% to $9.044 million for the three months ended September 30, 1999 from $5.448 million for the comparable quarter of 1998. Gross profit for the nine months ended September 30, 1999 increased by 117.5% to $31.857 million from $14.650 million for the comparable period of 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.906 million, or 55.2% for the three month period ended September 30, 1999 and for the nine month period increased by $7.706 million, or 80.5% as compared to the comparable periods of 1998. The increase in selling, general and administrative expenses was due primarily to the acquisitions of TCI and NMPW for the three month period ended September 30, 1999 and the acquisitions of TPI, TCI and NMPW for the nine months ended September 30, 1999. Notwithstanding the increased level of expenses, selling, general and administrative expenses actually decreased as a percentage of net sales from 15.2% for the third quarter of 1998 to 14.1% for the third quarter of 1999. Selling, general and administrative expenses as a percent of net sales decreased from 17.0% for the nine months ended September 30, 1998 to 14.8% for the nine months ended September 30, 1999. The decreases in percentage of sales are substantially the result of spreading corporate overhead costs over a larger sales base.

         Operating Profit. As a result of the foregoing factors, operating profit increased to $3.684 million for the three months ended September 30, 1999 compared with $1.994 million in the prior period, an increase of 84.8%. For the nine months ended September 30, 1999, operating profit increased to $14.579 million, an increase of 187.1%.

         Interest Expense. Interest expense increased 91.4% to $1.734 million for the three months ended September 30, 1999 from $.906 million for the comparable quarter of the prior year. Interest expense for the nine months ended September 30, 1999 increased 195.9% to $4.717 million from $1.594 million for the comparable nine months of the prior year. The increase is primarily due to higher levels of long term debt incurred to finance the acquisitions of TPI, TCI and NMPW, as well as additions of property, plant and equipment and working capital to support increased sales.

         Net Earnings. As a result of the foregoing factors, net earnings on common shares increased by $.647 million to $1.263 million for the three months ended September 30, 1999 from earnings of $.616 million for the prior period. Net earnings on common shares for the nine months ended September 30, 1999 increased by $4.249 million to $6.364 million from earnings of $2.115 million for the prior period.

Liquidity and Capital Resources

         The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equipment financing, bank financing and loans from shareholders. The Company's working capital needs and capital equipment requirements have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. The anticipated increase in required working capital and capital equipment requirements are expected to be met from the cash flow from operations, equipment financing and revolving credit borrowings. As of September 30, 1999, the Company had working capital of approximately $25.178 million.

         The Company generated cash flow from earnings, depreciation, amortization and deferred income taxes of $14.886 million for the nine months ended September 30, 1999, which was offset by increases in expenditures for working capital and operating assets. The Company used cash in investing activities of $27.934 million for the nine months ended September 30, 1999. Cash used in investing activities included $23.766 million for the purchase of property, plant and equipment, $3.885 million for the acquisition of certain assets of Jebco Manufacturing, Inc. in August 1999 and $.283 million for the acquisition of certain assets of BEL-Tronics CSD in February 1999. Expenditures for property, plant and equipment were primarily to fund equipment purchases for TCI's new coating facility which was completed in September 1999, equipment purchases by NMP and TPI and expansion of NMPW facilities. The Company generated $27.606 million in cash flow from financing activities for the nine months ended September 30, 1999. The financing activities in the period were primarily borrowings on the Company's revolving credit facility offset by repayment of other financing obligations.

         The Company maintains a $105 million secured revolving credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility expires in December 2002, is secured by the assets of Noble and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. The Credit Facility replaced an existing $70 million facility in June 1999. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for multi-currency loans. Borrowing options include a eurocurrency rate or a base rate. Advances under the Credit Facility during the nine months ended September 30, 1999 bore interest at the rate of 7.6% per annum. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $25 million. The Company is in compliance with the terms of the Credit Facility.

         The liquidity provided by the Company's credit facilities, combined with cash flow from operations, is expected to be sufficient to meet the Company's currently anticipated working capital and capital expenditure needs for at least 12 months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such 12 month period. In addition, the Company regularly reviews, as part of its business strategy, future growth through opportunistic acquisitions which may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, if any, the Company may be required to obtain additional debt or equity financing in connection with such future acquisitions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

Year 2000 Compliance

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, by the year 2000, computer systems and software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. The Company has conducted an evaluation of the actions necessary to ensure that its business critical computer systems will be able to function without disruption with respect to the application of dating systems in the year 2000. As a result of this evaluation, the Company has upgraded, replaced and tested certain of its information and other computer systems so as to be able to operate without disruption due to Year 2000 issues. The Company has evaluated and will continue to evaluate the ability of its key suppliers to operate without disruption due to Year 2000 issues. The Company's remedial actions are substantially completed and based on information currently available, the Company does not anticipate the costs of its remedial actions will be material to the Company's results of operations and financial condition and are being expensed as incurred.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 25% of the total revenues for the nine months ended September 30, 1999. The Company's primary foreign currency exposure is the Canadian Dollar. The Company manages its exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset.

         A portion of the Company's assets are based in its foreign operations and are translated into U.S. Dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of shareholders' equity. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending on the weakening or strengthening of the U.S. Dollar against the respective foreign currency.

         The Company's financial results are affected by changes in U.S. and foreign interest rates. The Company does not hold financial instruments that are subject to market risk (interest rate risk and foreign exchange risk).

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

           Inapplicable.

Item 2.   Changes in Securities and Use of Proceeds

           On September 30, 1999, a holder of the Company's 6% Convertible Subordinated Debentures (the "Debentures") converted $158,000 in principal amount of Debentures and was issued 11,039 shares of the Company's common stock. The Debentures were sold in July 1998 as part of the Company's private offering of $20.76 million in principal amount of Debentures pursuant to Regulation S under the Securities Act of 1933 as amended.


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

                                            NOBLE INTERNATIONAL, LTD.


Dated:  November 15, 1999                   By:
                                                ------------------------------
                                                   Daniel W. Sampson,
                                                   Chief Financial Officer