Form 10-K
period 1999-12-31
NOBLE INTERNATIONAL LTD
filed 2000-03-30
CIK 1034258

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K
(Mark one)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1999
                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

             For the transition period from __________ to __________

                         Commission File No.: 001-13581

                            NOBLE INTERNATIONAL, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                      38-3139487
       ------------------------                            ----------------
       (State of incorporation)                            (I.R.S. Employer
                                                          Identification No.)

    33 Bloomfield Hills Pkwy, Suite 155
         Bloomfield Hills, Michigan                             48304
           (Address of principal                              (Zip Code)
             executive offices)

       Registrant's telephone number, including area code: (248) 433-3093

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                               Common Stock, .001
                            -------------------------
                              (Title of each class)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the shares of common stock, no par value ("Common Stock") held by non-affiliates of the registrant as of March 29, 2000, was approximately $111 million based upon the average of the high and low sales prices for the Common Stock on the NASDAQ on such date.

         The number of shares of the registrant's Common Stock outstanding as of March 27, 2000 was 7,222,552.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2000 Annual Meeting to be held May 5, 2000 (the "2000 Proxy Statement").

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


                                     PART I


Item 1. Business.

General Development of Business

     Noble International, Ltd. ("Noble") was incorporated on October 3, 1993 in the State of Michigan. On June 29, 1999 Noble reincorporated in the State of Delaware. Since its formation in 1993, Noble has completed ten significant acquisitions (the "Acquisitions"). As used in this Annual Report (the "Report"), the term "Company" refers to Noble and its subsidiaries and their combined operations, after consummation of all the Acquisitions.

     In 1996, the Company completed the acquisitions of Noble Component Technologies, Inc. ("NCT"), Monroe Engineering Products, Inc. ("Monroe"), and Cass River Coatings, Inc. ("Vassar"). In 1997, the Company completed the acquisitions of Skandy Corp. ("Skandy"), Utilase Production Processing, Inc. ("UPP"), Noble Metal Forming, Inc. ("NMF"), and Noble Metal Processing, Inc. ("NMP"). In November 1997, the Company completed an initial public offering of
3.3 million shares of Common Stock resulting in gross proceeds of $29.7 million (the "Offering"). In 1998, the Company completed the acquisitions of Tiercon Plastics, Inc. ("TPI"), Tiercon Coatings, Inc. ("TCI"), and Noble Metal Processing-Midwest, Inc. ("NMPM"). On July 31, 1999 TPI and TCI were combined with and into Tiercon. TPI and TCI continued to operate as separate divisions of Tiercon. On August 31, 1999 the Company purchased certain assets of Jebco Manufacturing, Inc.

     On January 11, 2000 the Company completed the sale of all of the outstanding capital stock of its subsidiary Noble Canada Inc. ("Noble Canada") including Noble Canada's wholly-owned subsidiary Tiercon (the sale of Noble Canada and Tiercon is hereinafter referred to as the "Tiercon Sale"). In addition, as part of the Tiercon Sale, the Company through its wholly owned subsidiary Noble Component Systems ("NCS"), sold all of the outstanding capital stock of NCS's wholly owned subsidiaries Vassar and NCT (See Note B to the Consolidated Financial Statements of the Company included elsewhere). Collectively Noble Canada, Tiercon, Vassar and NCT comprised all of the operating companies previously classified as the Company's plastics and coatings industry segment. Unless otherwise indicated, the information presented in Item 1 herein includes only results of the Company's current operations the results of the operations sold in connection with the Tiercon Sale are reported as discontinued operations in the financial information presented herein.

     Currently, the Company's operating subsidiaries are organized into two divisions based upon the products and services produced. These divisions include metal processing (NMPM, NMP, NMF and UPP) and distribution (Monroe).

Financial Information about Industry Segments

     See Note M to the Consolidated Financial Statements of the Company included elsewhere herein for information on the Company's operations by business segment for the years ended December 31, 1999, 1998 and 1997.

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

     The Company's primary operations include: (i) laser welding of automotive tailored blanks; (ii) laser welding and cutting of components; (iii) steel blanking and slitting; (iv) progressive die stamping and (v) assembly of automotive components.

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

     Metal Blanking and Slitting. NMPM is a processor of flat-rolled steel, capable of blanking, shearing, slitting and warehousing steel for its customers. NMPM operates proprietary light-die presses which reduce down time and increase productivity. NMPM's products are sold primarily to steel companies for subsequent resale to automotive stampers and welders. NMPM also stores steel coils for its customers for subsequent delivery to other suppliers.

     Metal Stamping. NMF manufactures and assembles a variety of automotive components utilizing progressive die stampings and welding. NMF also performs three dimensional laser welding for certain components. Progressive die stamping is a process in which steel is passed through a series of dies in a stamping press in order to form the steel into three-dimensional parts. NMF's stamping presses range in size from 75 tons to 800 tons, providing the flexibility to stamp flat-rolled steel and steel blanks ranging in thickness from .028 inches to .25 inches. NMF's products are sold primarily to both OEMs and Tier I suppliers. NMF's stamping operations also include the production of parts through extrusion stamping, a process that involves the forcing of steel through a die opening, by restricting movement in other directions, in order to produce a product of uniform cross-sectional shape. NMF operates one of only a few stamping facilities approved by Chrysler to provide extrusion stampings.

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

     Monroe is a distributor for Kipp(R) products and holds the U.S. patent rights to Kipp(R) adjustable handles. Monroe also holds non-exclusive rights to distribute Elesa(R), Boutet and Brauer products throughout North America.

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

     Marketing.

     The Company's salespeople and project managers are involved in product planning and spend a significant amount of time consulting with OEM engineers in order to facilitate the integration of the Company's products into future automotive models.

     Orders for tailored blanks are typically placed by OEMs directly with producers of coiled steel. Further processing steps, such as blanking, are done either by the steel producer or by an independent processor sub-contracted by the steel producer, which may include the Company. Project managers at NMP work closely with OEMs during the design phase to promote the specification of NMP as the processor prior to the placing of orders by OEMs with steel producers. Relationships with domestic steel producers are also maintained in order to obtain sub-contracting work for which no processor has been specified by an OEM.

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

     Raw Materials.

     The raw materials required for the Company's operations include steel and gases such as carbon dioxide and argon. The Company obtains its raw materials from a variety of suppliers. With the exception of Monroe's purchase of tooling components from Kipp(R) and Elesa(R), the Company does not believe that it is dependent upon any of its suppliers, despite concentration of purchasing of certain materials from a few sources, as other suppliers of the same or similar materials are readily available. The Company typically purchases its raw materials on a purchase order basis as needed and has generally been able to obtain adequate supplies of raw materials for its operations. Further, a substantial portion of the Company's metals processing business involves the toll processing of materials supplied by the Tier I customer, typically a steel manufacturer.

     Patents and Trademarks.

     The Company owns a number of patents and trademarks related to its products and methods of manufacturing. The loss of any single patent or group of patents would not have a material adverse affect on the Company's business. The Company also has proprietary technology and equipment that constitute trade secrets which it has chosen not to register in order to avoid public disclosure thereof. The Company relies upon patent and trademark law, trade secret protection and confidentiality or license agreements with its employees, customers and others to protect its proprietary rights.

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

     Customers.

     Sales to the automotive industry constitute a substantial portion of the Company's net sales. The Company's remaining sales are primarily to the tooling component industry. In 1999, sales to the automotive industry accounted for approximately 95.3% of the consolidated net sales of the Company, with Chrysler, including their respective Tier I suppliers, accounting for 51% of net sales with DaimlerChrysler, including its respective Tier I suppliers, accounting for 51% of the net sales.

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

     Employees.

     As of December 31, 1999, the Company had approximately 744 employees. Approximately 80% of the Company's employees are production workers and the balance are engineering, sales and clerical, and management and administrative employees. The Company believes that its relations with its employees are satisfactory. Approximately 110 production workers at one NMP plant elected to be represented by the Union of Automotive Workers in 1999 and are the subject of ongoing negotiations to establish a collective bargaining agreement. NMP's plant has never been subject to a strike, lockout or other major work stoppage. Approximately 38 production workers at one of NMPM's Indiana metal processing facilities and approximately 33 production workers at one of NMPM's Ohio metal processing facilities are represented by the International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America with the current collective bargaining agreements expiring June 14, 2000 and December 15, 2000, respectively. Approximately 69 production workers at one of NMPM's Indiana metal processing facilities have recently elected to be represented by the Union of Automotive Workers and are the subject of ongoing negotiations to establish a collective bargaining agreement. NMPM's plants have also never been subject to a strike, lockout or other major work stoppage.


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

     Reliance on Major Customers. Sales to the automotive industry account for approximately 95.3% of the Company's sales. In addition, the Company's sales are highly concentrated among a few major OEMs. Thus, the loss of any significant customer could have a material adverse effect on the Company's business. As is typical in the automotive supply industry, the Company has no long-term contracts with any of its customers. The Company's customers provide annual estimates of their requirements, however, sales are made on a short-term purchase order basis. There is substantial and continuing pressure from the major OEMs and Tier I suppliers to reduce costs, including the cost of products purchased from outside suppliers. If in the future the Company is unable to generate sufficient production cost savings to offset price reductions, its gross margins could be adversely affected.

     Limited Consolidated Operating History. The Company has a limited consolidated operating history with regard to a significant portion of its operations. Historical results of operations for 1997 and 1998 do not include all of the results of operations of significant businesses acquired in November 1997 and October 1998. As a result, such data is not necessarily indicative of the results that would have been achieved if all of the businesses acquired had been operated on an integrated basis or of the results that may be realized on a consolidated basis in the future.

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

     Design and Engineering Resources. OEMs and Tier I suppliers are increasingly requiring their suppliers to provide more design and engineering input at earlier stages in the product development process. The direct costs of design and engineering are generally borne by the Company's customers. However, the Company bears the indirect cost associated with the allocation of limited design and engineering resources to such product development projects. Despite the Company's up-front dedication of design and engineering resources, its customers are under no obligation to order the subject components or systems from the Company following their development. In addition, when the Company deems it strategically advisable, it may also bear the direct up-front design and engineering costs as well. There can be no assurance that the Company's dedication of design and engineering resources, or up-front design and engineering expenditures, will not have a material adverse effect on the Company's financial condition or results of operations.

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

     Risk of Labor Interruptions. Substantially all of the hourly employees of the OEMs and many Tier I suppliers are represented by labor unions and work pursuant to collective bargaining agreements. The failure of any of the Company's significant customers to reach agreement with a labor union on a timely basis, resulting in either a work stoppage or strike, could have a material adverse effect on the Company's business. The production workers at one of the Company's Indiana metal processing facilities are represented by a union. The current collective bargaining agreements with these production workers expire in June 2000. During 1999, production workers at the Company's NMP facility in Michigan and another of the Company's metal processing facilities in Indiana elected separate union representation. Collective bargaining agreements with production workers at the NMP Michigan facility and the Indiana metal processing facility are the subject of ongoing negotiations. These plants have never been subject to a strike, lockout or other major work stoppage.

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

     Dependence on Key Personnel. The Company's business is greatly dependent on the efforts and abilities of Robert J. Skandalaris, its Chairman and Chief Executive Officer and its other executive officers. The Company has an employment agreement with Mr. Skandalaris. The Company does not, however, have employment agreements with any of its other executive officers. The Company does not maintain key-person life insurance on its executives. The loss of the services of Mr. Skandalaris could have a material adverse effect on the Company's business.

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

     Anti-Takeover Provisions. Certain provisions of the Company's Articles of Incorporation and Bylaws may inhibit changes in control of the Company not approved by the Board of Directors. These provisions include: (i) a prohibition on shareholder action through written consents; (ii) a requirement that special meetings of shareholders be called only by the Board of Directors; (iii) advance notice requirements for shareholder proposals and nominations; (iv) limitations on the ability of shareholders to amend, alter or repeal the Bylaws; and (v) the authority of the Board of Directors to issue, without shareholder approval, preferred stock with such terms as the Board of Directors may determine. The Company will also be afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects.

     Risks Associated With International Operations. The Company operates a production facility in Ontario, Canada. The Company's business strategy may include the continued expansion of international operations. As the Company expands its international operations, it will increasingly be subject to the risks associated with such operations, including: (i) fluctuations in currency exchange rates, (ii) compliance with local laws and other regulatory requirements, (iii) restrictions on the repatriation of funds, (iv) inflationary conditions, (v) political and economic instability, (vi) war or other hostilities, (vii) overlap of tax structures, and (viii) expropriation or nationalization of assets. The inability to effectively manage these and other risks could adversely affect the Company's business.

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

     Shares Eligible for Future Sale. The Company cannot predict the effect that future sales of Common Stock will have on the market price of the Common Stock. Sales of substantial amounts of Common Stock, or the perception that such sales could occur, could adversely affect the market price of the Common Stock. Approximately 3,186,571 of the shares of Common Stock currently issued and outstanding are "restricted securities" as that term is defined under Rule 144 under the Securities Act of 1933 and may not be sold unless they are registered or unless an exemption from registration, such as the exemption provided by Rule 144, is available. All of these restricted securities are currently eligible for resale pursuant to Rule 144, subject in most cases to the volume and manner of sale limitations prescribed by Rule 144.

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


Item 2. Properties.

     As of December 31, 1999, the Company operated a total of 12 facilities in the United States and one facility in Canada. The Company's metal processing division operations are conducted through ten facilities, some of which are used for multiple purposes, ranging in size from 12,000 square feet to 210,000 square feet, with an aggregate of approximately 980,000 square feet. The Company's distribution division operations are run through two buildings with an aggregate of approximately 11,000 square feet. The Company's corporate headquarters are located in Bloomfield Hills, Michigan with an aggregate of approximately 5,000 square feet. In the aggregate, the Company's total manufacturing space is approximately 940,000 square feet. No facility is materially underutilized. Of the Company's existing facilities, nine are owned and the balance are leased with expiration dates ranging from 2000 through 2005. Management believes substantially all of the Company's property and equipment is in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs.


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

                                     PART II


Item 5. Market for the Company's Common Equity and Related Stockholder Matters.

     The Company's Common Stock is traded on the NASDAQ National Market System under the symbol NOBL. The Common Stock previously commenced trading on AMEX on November 19, 1997 under the symbol "NIL" and commenced trading on the NASDAQ June 30, 1999. The following table sets forth the range of high and low closing sales prices, or bid quotations, as applicable, for the Common Stock for each period indicated:

                                                High                Low
                                            --------------       -----------

          1998:
                     First Quarter              $11.12               $6.75
                     Second Quarter             $12.50               $9.68
                     Third Quarter              $11.62               $6.62
                     Fourth Quarter              $9.75               $6.25

          1999:
                     First Quarter              $11.87               $9.25
                     Second Quarter             $20.00              $11.00
                     Third Quarter              $17.00              $10.87
                     Fourth Quarter             $17.50              $12.68


As of March 8, 2000 there were approximately 54 record holders and approximately 1,827 beneficial owners of the Company's Common Stock.

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

Sales of Unregistered Securities.

         No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company during the period covered by this report.

Item 6. Selected Financial Data.

         The following selected financial data as of and for each of the five fiscal years in the period ended December 31, 1999 is derived from the audited financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. See "Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operation."

                                                                           December 31,
                                            ----------------------------------------------------------------------------
                                                1995           1996           1997           1998            1999
                                            --------------- ------------- -------------- -------------- ----------------
                                                           (Dollar in millions, except per share data)
Consolidated Statements of Operations Data:
  Net sales.................................   $      0.1    $       5.1    $      12.2     $     60.3          $   85.3
  Cost of goods sold.......................           0.0            1.9            6.4           40.6              56.4
                                            --------------- ------------- -------------- -------------- ----------------
    Gross profit...........................           0.1            3.2            5.8           19.7              28.9
  Selling, general and administrative
      expense..............................           0.0            2.7            3.2           11.8              15.8
                                            --------------- ------------- -------------- -------------- ----------------
  Operating profit.........................           0.1            0.5            2.6            7.9              13.1
  Equity in loss of unconsolidated
      subsidiary...........................           0.0           (0.1)           0.0            0.0               0.0
  Interest income..........................           0.0            0.0            0.0            0.0               0.0
  Interest expense.........................           0.0           (0.4)          (0.6)          (0.8)             (1.8)
  Sundry, net..............................           0.0            0.0           (0.1)          (0.0)              0.3
                                            --------------- ------------- -------------- -------------- ----------------
  Earnings (loss) from continuing
    operations before income taxes,
    minority interest and extraordinary
    item...................................           0.1            0.0            1.8            7.1              11.6
  Minority interest........................           0.1            0.0            0.0            0.1               0.0
  Income tax expense.......................           0.0            0.0            0.7            2.7               4.3
                                            --------------- ------------- -------------- -------------- ----------------
  Net earnings (loss) from continuing
      operations before extraordinary
      item.................................           0.0            0.0            1.1            4.3               7.3
  Net earnings (loss) from discontinued
    operations.............................           0.4           (0.1)          (0.4)           0.1               (.5)
                                            --------------- ------------- -------------- -------------- ----------------
  Net Earnings (loss) before extraordinary
    item..................................            0.4           (0.1)           0.7            4.4               6.8
                                            --------------- ------------- -------------- -------------- ----------------
  Extraordinary item - extinguishment of
    debt (less applicable tax of $372)(1)..           0.0            0.0            0.0            0.6               0.0
                                            --------------- ------------- -------------- -------------- ----------------
  Net earnings (loss)......................           0.4           (0.1)           0.7            5.0               6.8
  Preferred stock dividends................           0.0            0.0            0.1            0.0               0.0
                                            --------------- ------------- -------------- -------------- ----------------
  Net earnings (loss) on common shares.....    $      0.4    $      (0.1)    $      0.6     $      5.0          $    6.8
                                            =============== ============= ============== ============== ================
  Basic earnings (loss) per common share:
    Earnings (loss) per common share from
      continuing operations before             $      0.0    $     (0.01)    $     0.22     $     0.59          $   1.01
      extraordinary item...................
    Earnings (loss) per common share from
      discontinued operations before
      extraordinary item...................    $     0.15    $     (0.01)    $    (0.09)    $     0.02          $  (0.07)
                                            --------------- ------------- -------------- -------------- ----------------
    Extraordinary item - gain on ext. of
      debt (1).............................    $      0.0    $       0.0     $      0.0     $     0.09          $   0.00
                                            =============== ============= ============== ============== ================
    Earnings (loss) per common share (2)...    $     0.15    $     (0.02)    $     0.13     $     0.70          $    .94
                                            =============== ============= ============== ============== ================
  Basic wtg. ave. common shares
    outstanding............................     2,807,390      3,820,390      4,285,134      7,161,872         7,192,328
  Diluted earnings (loss) per common share:
    Earnings (loss) per common share from
      continuing operations before
      extraordinary item...................    $     0.00    $     (0.01)    $     0.22     $     0.58          $   0.92
    Earnings (loss) per common share from
      discontinued operations before
      extraordinary item...................    $     0.15    $     (0.01)    $    (0.09)    $     0.02          $  (0.05)
                                            --------------- ------------- -------------- -------------- ----------------
    Extraordinary item - gain on ext. of
      debt (1).............................    $     0.00    $      0.00     $     0.00     $     0.08          $   0.00
                                            =============== ============= ============== ============== ================
    Earnings (loss) per common share.......    $     0.15    $     (0.02)    $     0.13     $     0.68          $   0.87
                                            =============== ============= ============== ============== ================
  Diluted wtg. ave. common shares
    outstanding............................     2,807,390      3,820,390      4,285,134      7,304,148         8,530,981
Other Financial Information:
  EBITDA from continuing operations (3)....    $        -    $       0.7     $      3.1     $     12.2          $   19.6
  Ratio of EBITDA to interest expense......             -            1.5            5.5           14.4              10.9
  Cash flow from:
    Continuing operations..................            .1    $       0.6            1.1            8.2              10.6
    Discontinued operations................           (.1)           0.2           (2.4)         (42.1)            (23.4)
    Investing..............................             -            0.6          (12.0)         (26.2)            (16.2)
    Financing..............................             -           (1.2)          14.9           59.3              28.8
    Effect of exchange rate changes on cash             -              -              -            (.4)              0.1
                                            --------------- ------------- -------------- -------------- ----------------
Net cash flow..............................    $        -    $       0.3     $      1.6     $     (1.1)         $   (0.1)
                                            =============== ============= ============== ============== ================
Consolidated Balance Sheet Data:
  Total assets.............................    $      0.7    $       8.7     $     64.6    $     136.4          $  174.8
  Net assets held for sale.................           0.7           (0.1)           2.0           44.3              67.2
  Working capital (deficiency).............           0.7           (0.8)           5.9           46.9              72.0
  Total debt...............................             -            7.4           27.7           88.7             118.1
  Shareholders' equity.....................           0.6             .7           27.6           32.3              39.9

----------
 (1) An extraordinary gain was recorded as a result of the discounted prepayment of unsecured subordinated promissory notes (the "Notes") payable to DCT, Inc. and an officer of NMP on December 17, 1998. The Notes had an aggregate principal face amount of approximately $10.135 million and, together with accrued interest, were prepaid at an agreed amount of $9.666 million.
 (2) Net earnings (loss) per common share data for 1995 has been presented to reflect the pro forma tax effects attributable to NCT being taxed under Subchapter S of the Internal Revenue Code through December 31, 1995.
 (3) EBITDA represents income before income taxes, plus interest expense and depreciation and amortization expense. EBITDA is not presented as, and should not be considered, an alternative measure of operating results or cash flows from operations (as determined in accordance with generally accepted accounting principals), but is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. While commonly used, however, EBITDA is not identically calculated by companies presenting EBITDA and is, therefore, not necessarily an accurate means of comparison and may not be comparable to similarly titled measures disclosed by the Company's competitors.

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

Results of Operations

         To facilitate analysis, the following table sets forth certain financial data for the Company:

                              Results of Operations
                                 (in thousands)

                                                                         1997            1998               1999
-------------------------------------------------------------------------------------------------------------------
Net sales                                                             $  12,243       $  60,273          $  85,266
Cost of goods sold                                                        6,440          40,581             56,438
-------------------------------------------------------------------------------------------------------------------
Gross profit                                                              5,803          19,692             28,828
Selling, general, and administrative expense                              3,248          11,847             15,760
-------------------------------------------------------------------------------------------------------------------
Operating profit                                                          2,555           7,845             13,068
Equity in loss of unconsolidated subsidiary                                (126)              0                  0
Interest income                                                              49               0                  4
Interest expense                                                           (553)           (844)            (1,819)
Sundry, net                                                                 (65)             47                276
-------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before income taxes and
  minority interest                                                       1,860           7,048             11,529
Minority interest                                                            23              55                  0
Income tax expense                                                          718           2,742              4,235
-------------------------------------------------------------------------------------------------------------------
Net earnings from continuing operations before extraordinary item         1,119           4,251              7,294
Net earnings (loss) from discontinued operations                           (402)            139               (472)
-------------------------------------------------------------------------------------------------------------------
Net earnings before extraordinary item                                      717           4,390              6,822
Extraordinary item                                                            0             606                  0
-------------------------------------------------------------------------------------------------------------------
Net earnings                                                                717           4,996              6,822
Preferred stock dividend                                                    144              18                 61
-------------------------------------------------------------------------------------------------------------------
Net earnings on common shares                                          $    573       $   4,978          $   6,761
===================================================================================================================

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Net Sales. Net sales increased by $25.0 million, or 41.5%, to $85.3 million for the year ended December 31, 1999 from $60.3 million for the year ended December 31, 1998. The substantial increase in net sales is primarily attributable to increased sales of laser welded tailored blanks and the acquisition of NMPM in October 1998. NMPM sales for the year ended December 31, 1999 were $11.7 million higher than for the prior year, representing 46.8% of the year to year increase in net sales.

         Cost of Goods Sold. Cost of goods sold increased by $15.8 million, or 38.9%, to $56.4 million for the year ended December 31, 1999 from $40.6 million for the year ended December 31, 1998. As a percent of net sales, cost of goods sold decreased to 66.1% from 67.3% primarily due to the greater percentage of laser welded tailored blank sales, which carry lower cost of sales as a percent of sales, and recovery of fixed costs over a larger base of sales. In addition, 1998 cost of goods sold as a percent of sales were affected unfavorably by the reduced volume of sales resulting from the General Motors strike without a corresponding decrease in fixed manufacturing costs.

         Gross Profit. The increased level of net sales resulted in gross profit increasing by $9.1 million, or 46.6%, to $28.8 million for the year ended December 31, 1999 from $19.7 million for the year ended December 31, 1998.

         Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses increased by $4.0 million, or 33.9%, to $15.8 million for the year ended December 31, 1999 from $11.8 million for the year ended December 31, 1998. However, as a percentage of net sales, selling, general and administrative expenses decreased to 18.5% in 1999 from 19.6% in 1998 due primarily to the spreading of corporate overhead costs over a larger sales base.

         Operating Profit. As a result of the foregoing factors, operating profit increased by $5.2 million, or 66.7%, to $13.1 million for the year ended December 31, 1999 from $7.9 million for the prior year.

         Interest Expense. Interest expense increased by $1.0 million, or 125.0%, to $1.8 million for the year ended December 31, 1999 from $.8 million for the year ending December 31, 1998. The increase is primarily attributable to increases in the Company's long term debt to finance additions to property, plant and equipment, higher working capital related to increased sales, as well as to the acquisition of Jebco.

     Net Earnings. As a result of the foregoing factors, net earnings from continuing operations before extraordinary item increased by $3.0 million to $7.3 million for the period ended December 31, 1999 from $4.3 million for the period ended December 31, 1998. Net earnings on common stock shares for 1999 were negatively impacted by a $ .5 million loss from discontinued operations. The loss from discontinued operations was affected by the provision of certain costs for environmental remediation, and the adjustment to expense inventory and certain other costs previously capitalized, aggregating approximately $1.2 million, made in connection with the discontinuance and subsequent sale of the Company's plastics and coatings operations.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Net Sales. Net sales increased by $48.1 million, or 394.3%, to $60.3 million for the year ended December 31, 1998 from $12.2 million for the year ended December 31, 1997. The substantial increase in net sales is primarily attributable to acquisitions. NMP and NMF were acquired in November 1997, and unaudited pro forma information indicates that 1997 sales would have been $37.3 million higher if these businesses had been owned by the Company for the entire year, representing 77.6% of the year to year increase in net sales. NMPM, which was acquired in October 1998, contributed sales of $3.5 million, representing 7.3% of the increase. The Company's 1998 sales growth was negatively impacted by the loss of sales during the June through September 1998 labor strike at General Motors Corporation.

         Cost of Goods Sold. Cost of goods sold increased by $34.2 million, or 534.4%, to $40.6 million for the year ended December 31, 1998 from $6.4 million for the year ended December 31, 1997. As a percent of net sales, cost of goods sold increased to 67.3% from 52.5% primarily due to the inclusion of NMP and NMP for a portion of the 1997 period, which had combined cost of goods sold as a percent of net sales of 83.9%, as well as the reduced volume of sales resulting from the General Motors strike without a corresponding decrease in fixed manufacturing costs.

         Gross Profit. Despite the higher cost of sales as a percent of sales, the increased level of net sales resulted in gross profit increasing by $13.9 million, or 239.7%, to $19.7 million for the year ended December 31, 1998 from $5.8 million for the year ended December 31, 1997.

         Selling, General and Administrative Expenses. Primarily as a result of the acquisitions of new businesses, the Company's selling, general and administrative expenses increased by $8.6 million, or 268.8%, to $11.8 million for the year ended December 31, 1998 from $3.2 million for the year ended December 31, 1997. However, as a percentage of net sales, selling, general and administrative expenses actually decreased to 19.6% in 1998 from 26.2% in 1997 due primarily to the spreading of corporate overhead costs over a larger sales base.

         Operating Profit. As a result of the foregoing factors, operating profit increased by $5.2 million, or 207.1%, to $7.9 million for the year ended December 31, 1998 from $2.6 million for the prior year.

         Interest Expense. Interest expense increased by $.2 million, or 33.3%, to $.8 million for the year ended December 31, 1998 from $.6 million for the year ending December 31, 1997. The increase is primarily attributable to increases in the Company's long term debt to finance the acquisition of NMPM, as well as to additions to property, plant and equipment.

         Net Earnings. As a result of the foregoing factors, net earnings from continuing operations before extraordinary item increased by $3.2 million to $4.3 million for the period ended December 31, 1998 from $1.1 million for the period ended December 31, 1997.

Liquidity and Capital Resources

         The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equity and debt financing and loans from shareholders. Working capital needs and capital equipment requirements have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. Anticipated increases in required working capital and capital equipment expenditures are expected to be met from the cash flow from operations, equipment financing and revolving credit borrowings. As of December 31, 1999, the Company had working capital of approximately $72.0 million, including $67.2 million net assets of discontinued operations held for sale. Total debt includes all borrowing related to both continuing and discontinued operations. The Company completed the sale of its discontinued plastics and coatings operations on January 11, 2000 which resulted in approximately $83.3 million in cash received as partial consideration being applied to the reduction of borrowings outstanding under the Company's credit facility. EBITDA is presented from continuing operations and does not include results of the plastics and coatings business. (See Note B to the Consolidated Financial Statements of the Company included elsewhere).

     The Company generated cash flow from continuing operations of $10.6 million for the year ended December 31, 1999. Net cash provided by continuing operating activities was primarily the result of net earnings and depreciation and amortization expenses , as well as increases in accounts payable, partially offset by increases in operating assets, receivables, inventory, prepaid expenses and income tax currently refundable. The Company used cash in discontinued operations of $23.4 million for the year ended December 31, 1999. The Company used cash in investing activities of $16.2 million for the year ended December 31, 1999. Cash used in investing activities included $3.9 million for the acquisition of Jebco, and $12.4 million for the purchase of property, plant and equipment. The Company generated $28.8 million in cash flow from financing activities for the year ended December 31, 1999, primarily from increased bank borrowings as discussed below. The cash generated from financing activities was used primarily to fund the increased working capital and capital expenditure requirements to support growth within the discontinued operations as well as for purchases of property, plant and equipment to support growth within continuing operations and for the acquisition of Jebco. The Company invested $5.4 million in 1999 toward completion of it's new metal processing facility in Shelbyville, Kentucky which is expected to be operational by August of 2000. Remaining purchases of property, plant and equipment were primarily to support growth in laser welding of tailored blanks, steel processing and blanking.

         The Company maintains a secured revolving credit facility (the "Credit Facility") with Comerica Bank N.A. The amount of the facility was $105 million at December 31, 1999, subsequently amended to a $50 million facility following the Company's sale of the plastics and coatings operations and use of $86.0 million of cash proceeds to repay borrowings under the Credit Facility on January 11, 2000. The Credit Facility expires in May 2002, is secured by the assets of Noble and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for multi-currency loans. Borrowing options include a eurocurrency rate, or a base rate. Advances under the facility bore interest at an effective rate of approximately 7.9% and 7.0% as of December 31, 1999 and 1998, respectively. Costs of originating the Credit Facility of $.69 million are being amortized over three years. The unamortized balance of origination costs is $.55 million at December 31, 1999 and is included in other assets, sundry. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $25 million.

     The Company has, from time to time been in violation of certain of its financial debt ratio covenants and covenants relating to the issuance of preferred stock and the payment of preferred stock dividends, requiring it to obtain waivers of default from its lenders. As of the date of this Report, however, the Company is in compliance with all of its debt covenants under the credit facility.

         The liquidity provided by the Company's existing credit facilities, combined with cash flow from continuing operations and the sale of it's plastics and coatings operations January 11, 2000, is expected to be sufficient to meet currently anticipated working capital and capital expenditure needs for existing debt service and operations for at least 12 months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such 12-month period. In addition, the Company continues to evaluate, as part of its business strategy, and may pursue future growth through opportunistic acquisitions of assets or companies involved in the automotive component supply industry, which acquisitions may involve the expenditure of significant funds. Depending upon the nature, size and timing of such future acquisitions, the Company may be required to obtain additional debt or equity financing in connection with such future acquisitions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

Inflation

         Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had any material effect on its business over the past three years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 19% of total revenues for fiscal 1999. The Company's primary foreign currency exposure is the Canadian Dollar. The Company manages its exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset.

         The Company's financial results are affected by changes in U.S. and foreign interest rates. The Company does not hold financial instruments that are subject to market risk (interest rate risk and foreign exchange rate risk).


Item 8. Financial Statements and Supplementary Data.

        Noble International, Ltd. and Subsidiaries Consolidated Financial Statements

            Report of Independent Certified Public Accountants....................................20

            Consolidated Balance Sheets--December 31, 1998 and 1999...............................21

            Consolidated Statements of Earnings--For the years ended
                     December 31, 1997, 1998 and 1999.............................................23

            Consolidated Statements of Shareholders' Equity--For the
                     years ended December 31, 1997, 1998 and 1999.................................25

            Consolidated Statements of Comprehensive Income (Loss)--
                     for the years ended December 31, 1997, 1998 and 1999.........................26

            Consolidated Statements of Cash Flows--For the years
                     ended December 31, 1997, 1998 and 1999.......................................27

            Notes to Consolidated Financial Statements............................................30

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

         Incorporated by reference from the information under the caption "Item 1: Election of Directors" in the 2000 Proxy Statement.


Item 11. Executive Compensation.

         Incorporated by reference from the information under the captions "Executive Compensation and Other Information," "Report of the Compensation Committee on Executive Compensation" and "Performance Graph" in the 2000 Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Incorporated by reference from the information under the captions "Voting Rights and Requirements" and "Common Stock Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement.


Item 13. Certain Relationships and Related Transactions.

         Incorporated by reference from the information under the caption "Certain Transactions" in the 2000 Proxy Statement.

               Report of Independent Certified Public Accountants








Board of Directors
Noble International, Ltd.

We have audited the accompanying consolidated balance sheets of Noble International, Ltd. (a Delaware corporation) and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of earnings, shareholders' equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Noble International, Ltd. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




Detroit, Michigan
February 18, 2000

                   Noble International, Ltd. and Subsidiaries

                           Consolidated Balance Sheets

--------------------------------------------------------------------------------


                                                                                 December 31,
                                                                     -------------------------------------
                                                                           1998                 1999
                                                                     ----------------     ----------------

ASSETS
(In thousands)

Current assets
   Cash and cash equivalents                                                $    810            $     685
   Accounts receivable, trade, net of allowance for doubtful
     accounts of $277 and $196 at December 31, 1998 and 1999,
     respectively                                                             12,561               14,088
   Inventories                                                                 5,007                6,919
   Prepaid expenses and other assets                                             830                1,789
   Income taxes currently refundable                                             --                 1,438
   Deferred income taxes                                                         265                  258
   Net assets of discontinued operations held for sale                        44,250               67,210
                                                                     ----------------     ----------------
       Total current assets                                                   63,723               92,387

Property, plant and equipment, net                                            46,515               54,628

Other assets
   Goodwill, net of accumulated amortization of $1,859 and $3,172
     at December 31, 1998 and 1999, respectively                              23,119               24,716
   Covenants not to compete, net of accumulated amortization of
     $217 and $419 at December 31, 1998 and 1999, respectively                 1,183                  981
   Sundry                                                                      1,852                2,093
                                                                     ----------------     ----------------
     Total other assets                                                       26,154               27,790

                                                                           $ 136,392            $ 174,805
                                                                     ================     ================

                   Noble International, Ltd. and Subsidiaries

                           Consolidated Balance Sheets

--------------------------------------------------------------------------------


                                                                                 December 31,
                                                                     -------------------------------------
                                                                           1998                 1999
                                                                     ----------------     ----------------

LIABILITIES and EQUITY
(In thousands)

Current liabilities
   Current maturities of long term debt                                     $    840          $       778
   Current maturities of notes payable-related parties                         1,552                5,000
   Accounts payable                                                            7,033                9,784
   Accrued liabilities                                                         7,012                4,846
   Income taxes payable                                                          407                   --
                                                                     ----------------     ----------------
     Total current liabilities                                                16,844               20,408

Long-term debt excluding current maturities                                   56,373               86,915
Notes-payable related parties, excluding current maturities                    5,059                   --
Convertible subordinated debentures                                           20,769               21,536
Junior subordinated notes                                                      3,359                3,359
Deferred income taxes                                                            951                2,221
Redeemable preferred stock                                                       700                  513

Shareholders' Equity
   Preferred stock, $100 par value, 10% cumulative, authorized
     150,000 shares                                                               --                   --
   Common stock, no par value, authorized 20,000,000 shares;
     issued and outstanding 7,156,825 and 7,241,698 shares in 1998
     and 1999, respectively                                                   27,338               27,993
   Paid-in capital                                                               141                  121
   Retained earnings                                                           5,244               12,005
   Accumulated comprehensive loss                                               (386)                (266)
                                                                     ----------------     ----------------
     Total shareholders' equity                                               32,337               39,853
                                                                     ----------------     ----------------

                                                                           $ 136,392            $ 174,805
                                                                     ================     ================

















    The accompanying notes are an integral part of these financial statements

                   Noble International, Ltd. and Subsidiaries

                       Consolidated Statements of Earnings

--------------------------------------------------------------------------------



(In thousands)                                                                December 31,
                                                             -----------------------------------------------
                                                                 1997             1998             1999
                                                             -------------    -------------    -------------
Net sales                                                         $12,243          $60,273          $85,266
Cost of goods sold                                                  6,440           40,581           56,438
                                                             -------------    -------------    -------------
   Gross profit                                                     5,803           19,692           28,828
Selling, general and administrative expenses                        3,248           11,847           15,760
                                                             -------------    -------------    -------------

   Operating profit                                                 2,555            7,845           13,068
Other income (expense)
   Equity in loss of unconsolidated subsidiary                       (126)              --               --
   Interest income                                                     49               --                4
   Interest expense                                                  (553)            (844)          (1,819)
   Sundry, net                                                        (65)              47              276
                                                             -------------    -------------    -------------
                                                                     (695)            (797)          (1,539)
                                                             -------------    -------------    -------------

Earnings from continuing operations before income taxes,
   minority interest and extraordinary item                         1,860            7,048           11,529
Minority interest                                                      23               55               --
                                                             -------------    -------------    -------------
Earnings from continuing operations before income taxes
   and extraordinary item                                           1,837            6,993           11,529
Income tax expense                                                    718            2,742            4,235
                                                             -------------    -------------    -------------
Net earnings from continuing operations before
   extraordinary item                                               1,119            4,251            7,294
Preferred stock dividends                                             144               18               61
                                                             -------------    -------------    -------------
Net earnings from continuing operations on common shares
   before extraordinary item                                          975             4,233            7,233
Net earnings (loss) from discontinued operations                     (402)              139             (472)
                                                             -------------    -------------    -------------
Net earnings before extraordinary item                                573             4,372            6,761
Extraordinary item-gain on extinguishment of debt (less
   income tax of $372)                                                 --               606               --
                                                             -------------    -------------    -------------

Net earnings on common shares                                      $  573           $ 4,978          $ 6,761
                                                             =============    =============    =============




                   Noble International, Ltd. and Subsidiaries

--------------------------------------------------------------------------------

                                                                                       December 31,
                                                                     -----------------------------------------------
                                                                           1997             1998             1999
                                                                     -------------    -------------    -------------
 Basic earnings per common share:
   Earnings per common shares from continuing operations
     before extraordinary item                                           $  .22           $  .59          $  1.01

   Earnings (loss) per common shares from discontinued
     operations                                                            (.09)             .02             (.07)
   Extraordinary item - gain on extinguishment of
     debt                                                                    --              .09               --
                                                                      ------------     ------------     ------------
   Earnings per common share                                             $  .13           $  .70           $  .94
                                                                      ============     ============     ============

Basic weighted average common shares
   outstanding                                                        4,285,134        7,161,872        7,192,328
                                                                     =============    =============    =============

Earnings per common share-assuming dilution
   Earnings per common shares from continuing operations
     before extraordinary item                                          $  .22           $  .58           $  .92
   Earnings (loss) per common share from discontinued
     operations                                                           (.09)             .02             (.05)
   Extraordinary item-gain on extinguishments of
     debt                                                                   --              .08               --
                                                                     -------------    -------------    -------------
   Earnings per common share                                            $  .13           $  .68           $  .87
                                                                     =============    =============    =============

Diluted weighted average common shares outstanding and
   equivalents                                                       4,285,134        7,304,148        8,530,981
                                                                     =============    =============    =============













    The accompanying notes are an integral part of these financial statements

                   Noble International, Ltd. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

--------------------------------------------------------------------------------


                                                                                                          Accumulated
                                                    Preferred      Common        Paid-in     Retained   Compre-hensive
                                                      Stock         Stock        Capital     Earnings        Loss            Total
-----------------------------------------------------------------------------------------------------------------------------------

 Balance at December 31, 1997                       $   --       $  27,344          --     $   266            --          $ 27,610

Redemption  of 3,343 shares of common stock             --              (6)         --          --            --                (6)

Issuance of 105,000 warrants in connection with
  junior notes                                          --           --             141         --            --               141

Dividends paid on redeemable preferred stock            --           --             --         (18)           --               (18)

Net earnings                                            --           --             --       4,996            --             4,996

Equity adjustment from foreign currency translation     --           --             --          --          (386)             (386)
                                                       -----------------------------------------------------------------------------

Balance at December 31, 1998                            --          27,338          141      5,244          (386)           32,337

Redemption  of 6,017 shares of common stock             --             (41)         --          --            --              (41)

Exercise of 1,046 warrants in connection with the
  initial public offering                               --              11         --          --            --                11

Exercise of options in connection with the initial
  public offering                                       --              62         --          --            --                62

Conversion of Subordinated debt into 32,907 shares      --             453         --          --            --               453

Exercise of 15,000 warrants in connection with
  junior notes                                          --             170        (20)         --            --               150

Dividends paid on redeemable preferred stock            --           --             --        (61)           --              (61)

Net earnings                                            --           --             --       6,822           --             6,822

Equity adjustment from foreign currency translation     --           --             --          --          120               120
                                                       -----------------------------------------------------------------------------
Balance at December 31, 1999                        $   --       $  27,993      $    121   $  12,005      $ (266)         $39,853
                                                       ===========================================================================




    The accompanying notes are an integral part of these financial statements

                   Noble International, Ltd. and Subsidiaries

              Consolidated Statement of Comprehensive Income (Loss)

-------------------------------------------------------------------------------




(In thousands)                                       December 31,
                                       -----------------------------------------
                                         1997          1998           1999
                                       --------     ----------      --------
Net earnings                           $  573        $ 4,978        $ 6,761

Other comprehensive income (loss),
 equity adjustment from foreign
 currency translation                     --            (386)           120
                                      ---------    -----------     -----------

   Total comprehensive income         $  573         $ 4,592         $ 6,881
                                     ==========    ===========     ===========















    The accompanying notes are an integral part of these financial statements

                   Noble International, Ltd. and Subsidiaries

                      Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------

(In thousands)                                                         December 31,
                                                            -------------------------------------
                                                              1997          1998           1999
                                                            --------     ----------      --------

Cash flows from operating activities
Net earnings from continuing operations                      $  1,119      $  4,857      $  7,294
Adjustments to reconcile net earnings to net cash provided
   by operations
   Interest expense                                              --            --           1,239
   Depreciation of property, plant and equipment                  279         2,442         4,705
   Provision for doubtful accounts                                201          --            --
   Amortization of goodwill                                       397         1,518         1,924
   Deferred income taxes                                           72           460         1,277
   Equity in loss of unconsolidated subsidiary                    126          --            --
Changes in operating assets and liabilities, net of
   effects of acquisitions
   (Increase) decrease in accounts receivable                     378           564          (330)
   (Increase) decrease in inventories                             198          (354)       (1,018)
   (Increase) decrease in prepaid expenses                         67          (595)         (941)
   (Increase) decrease in other assets                            (83)       (1,529)         (649)
   Increase (decrease) in accounts payable                     (2,064)          372         2,284

   Increase (decrease) in income taxes payable                    285           115        (1,845)

   Increase (decrease) in accrued liabilities                     165           378        (3,341)
                                                             --------      --------      --------

    Net cash provided by continuing operations                  1,140         8,228        10,599

    Net cash (used in) discontinued operations                 (2,433)      (42,133)      (23,432)
                                                             --------      --------      --------
    Net cash (used in) operating activities                    (1,293)      (33,905)      (12,833)



Cash flows from investing activities
  Purchase of property, plant and equipment                    (1,343)      (14,467)      (12,350)
  Acquisitions of businesses, net of cash acquired             (9,252)      (11,714)       (3,885)
  Payment for covenants not-to-compete                         (1,400)         --            --
                                                             --------      --------      --------
    Net cash (used in) investing activities                   (11,995)      (26,181)      (16,235)

Cash flows from financing activities
  Repayments of notes payable - related parties                (2,310)       (5,972)       (1,611)
  Proceeds from issuance of common stock                       26,612          --             243
  Proceeds from issuance of preferred stock                     3,447          --            --
  Redemption of preferred stock                                (3,447)         --            (187)
  Redemption of common stock                                     (353)           (6)          (41)
  Redemption of preferred stock of subsidiaries                   (75)         (150)         --
  Proceeds from issuance of warrants                             --             141          --
  Issuance of convertible subordinated debentures                --          20,769          --
  Issuance of junior subordinated notes                          --           3,359          --
  Dividends paid                                                 (144)          (18)          (61)
  Payments on long term debt                                  (11,089)         (768)         (780)
  Net proceeds from note payable to bank                        2,285        41,958        31,260
                                                             --------      --------      --------

                   Noble International, Ltd. and Subsidiaries

--------------------------------------------------------------------------------



    Net cash provided by financing activities                  14,926        59,313        28,823
    Effect of exchange rate changes on cash                      --            (386)          120
                                                             --------      --------      --------
    Net increase (decrease) in cash                             1,638        (1,159)         (125)
Cash at beginning of period                                       331         1,969           810
                                                             --------      --------      --------

Cash at end of period                                        $  1,969      $    810      $    685
                                                             ========      ========      ========


Supplemental cash flow disclosure
Cash paid for:
Interest                                                          843         2,936         9,268
Taxes                                                              30         2,223         2,230
                                                             --------      --------      --------


Fair value of assets acquired, including goodwill            $ 50,238      $ 19,052      $  5,189
Liabilities assumed                                           (30,852)       (7,337)       (1,304)
Debt issued                                                   (10,134)         --            --
                                                             --------      --------      --------
Net cash paid                                                $  9,252      $ 11,715      $  3,885
                                                             ========      ========      ========



Supplemental disclosure of non-cash financing activity:

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

    During 1998, the Company issued 7,375 shares of its Series A, 10% cumulative preferred shares pursuant to the conversion of an equivalent number of Noble Metal Forming, Inc. preferred shares (Note K).

    During 1999, $.472 million of Debentures were converted into common shares of the Company at $14.3125 per common share, at the election of Debenture holders as provided under terms of the Debentures.
























    The accompanying notes are an integral part of these financial statements

                   Noble International, Ltd. and Subsidiaries

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------


Note A - Basis of Presentation, Nature of Operations and Summary of Significant
  Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of and for the year ended December 31, 1997, include Noble International, Ltd. and its wholly-owned subsidiaries, Noble Component Technologies ("NCT"); Monroe Engineering Products, Inc. ("Monroe"), Cass River Coating, Inc. (dba Vassar Industries, "Vassar"), Skandy Corp. ("Skandy"), Utilase Production Process, Inc. ("UPP"), Noble Metal Forming, Inc. ("NMF"), Noble Metal Processing, Inc. ("NMP") and Noble Land Holdings, Inc. ("Land Holdings"). The accompanying consolidated financial statements as of and for the year ended December 31, 1998, also include Noble Canada, Inc. ("Noble Canada"), Noble Canada II, Inc. "Noble Canada II"), Tiercon Plastics, Inc. ("TPI"), Tiercon Coatings, Inc. ("TCI") and Noble Metal Processing-Midwest, Inc. ("NMPW"), Noble Canada Holdings Limited ("NCH"), Noble Canada Holdings II Ltd. ("NCHII"), Noble Components & Systems, Inc. ("NCS"), Noble Technologies, Inc. ("NTI"), Noble Metal Processing Canada, Inc. ("NMPC") and Tiercon Industries, Inc. ("Tiercon"), collectively, "Noble" or the "Company." On July 31, 1999 TPI, TCI and Noble Canada II were combined with and into Tiercon. Simultaneously, NCH, NCHII and Noble Canada were combined with and into Noble Canada. TPI and TCI continued to operate as separate divisions of Tiercon. On January 11, 2000 the Company completed the sale of Noble Canada, Tiercon, Vassar and NCT (Note B). All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

Noble is a holding company, which, through its subsidiaries, manufactures a variety of components and provides design, engineering, assembly and other services primarily for the automotive industry. The Company's metals processing segment provides laser welding, blanking and forming, slitting, cutting and storage products and services. One of its subsidiaries is a distributor of tooling components. The principal markets for its products are the United States, Canada and Mexico.


Discontinued Operations

Discontinued operations include all of the companies previously classified as the Company's plastics and coatings industry segment (Noble Canada, Tiercon, NCT, and Vassar). On December 24, 1999 the Company executed a definitive agreement to sell these operations and the sale was completed on January 11, 2000 (Note B). Results of these operations are reported as discontinued operations in the Consolidated Financial Statements for all periods presented. The assets and liabilities of these operations have been reported in the Consolidated Balance Sheet as net assets of discontinued operations.

                   Noble International, Ltd. and Subsidiaries

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------


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

                        December 31, 1997, 1998 and 1999

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

Property, Plant  and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided for using the straight line and various accelerated methods over the estimated useful lives of the assets which range from 5 to 39 years for buildings and improvements and 3 to 10 years for machinery and equipment. Expenditures for maintenance and repairs are charged to expense as incurred. The Company capitalizes interest cost associated with construction in progress. Capitalized interest costs in 1998 and 1999 were $.77 million and $.61 million, respectively.

Goodwill

Goodwill is the excess of cost over the fair value of net assets acquired and is amortized over a 20 year period on the straight line method. On an ongoing basis, the Company reviews the valuation and amortization of goodwill. As part of the review, the Company estimates the value of and the estimated undiscounted future net earnings expected to be generated by the related subsidiary to determine that no impairment has occurred.

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

Minority Interest

Dividends paid on preferred stock issued by NMF in 1997 are reflected as minority interest. (Note K).

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1997, 1998 and 1999

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

Foreign Currency Translation

The accounts of the foreign subsidiaries have been translated from their functional currency to the U.S. dollar. Such translation adjustments are not included in earnings, but are accumulated directly in a separate component of shareholders' equity.

Earnings per share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The warrants issued to the Company's underwriters in connection with its initial public offering (Note L) were not included in the computation of diluted earnings per share for 1997 and 1998 as the effect would be antidilutive. The convertible subordinated debentures issued by the Company in 1998 and the warrants issued in connection with the Company's sale of junior subordinated notes in 1998 are not included in computation of diluted earnings per share for 1998 as the effect would be antidilutive.

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------


Note A - Basis of Presentation, Nature of Operations and Summary of Significant
  Accounting Policies (Continued)

Earnings per share (Continued)

The following table reconciles the numerators and denominators to calculate basic and diluted earnings on common shares from continuing operations and before extraordinary item for the years ended December 31, 1998 and 1999 (in thousands, except share and per share amounts):


                                  Earnings from
                                  Continuing
                                  Operations Before
                                  Extraordinary Item       Shares      Per Share
                                  (Numerator)          (Denominator)   Amounts
                                  -----------          -------------   -------

Year Ended December 31, 1998

Earnings from continuing
   operations on common shares
   before extraordinary item       $   4,233              7,161,872    $    .59

Effect of dilutive securities

   Contingently issuable shares          -                   46,790      -

   Convertible preferred stock           -                   60,156        (.01)


   Stock options                         -                   35,330      -
                                   ---------              ---------    --------

Earnings from continuing
   operations per common
   share assuming dilution         $   4,233              7,304,148    $    .58
                                   ---------              ---------    --------


Year Ended December 31, 1999

Earnings from continuing
   operations on common shares
   before extraordinary item       $   7,233              7,192,328    $   1.01

Effect of dilutive securities

                   Noble International, Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements - Continued

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------

Note A - Basis of Presentation, Nature of Operations and Summary of Significant
  Accounting Policies (Continued)

Earnings per share (Continued)

   Contingently issuable shares               -           35,092            -

   Convertible debentures                    645       1,005,938         (.05)

   Convertible preferred stock                -          137,938         (.02)

   Underwriters warrants                      -           10,852            -

   Warrants in connection with
      junior subordinated notes               -            6,170            -

   Employee warrants                          -           18,203            -

   Stock options                              -          124,460         (.02)
                                          ------       ---------        -----

   Earnings from continuing
      operations per common
      share assuming dilution             $7,878       8,530,981        $ .92
                                          --------------------------------------

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

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------


Note B - Sale of Plastics and Coatings Segment


On January 11, 2000 the Company completed the sale of all of the outstanding capital stock of its subsidiary, Noble Canada, including Noble Canada's wholly-owned subsidiary Tiercon (the sale of Noble Canada and Tiercon is hereinafter referred to as the "Tiercon Sale"). In addition, as part of the Tiercon Sale, the Company through its wholly owned subsidiary NCS, sold all of the outstanding capital stock of NCS's wholly owned subsidiaries Vassar and NCT. Collectively Noble Canada, Tiercon, Vassar and NCT comprised all of the operating companies previously classified as the Company's plastics and coatings industry segment.

The sales price for Noble Canada, Vassar and NCT was approximately $83.270 million in cash, plus the conversion of 137,938 shares of the preferred stock of Noble Canada into common stock of Noble Canada (the preferred shares of Noble Canada were exchangeable into common stock of the Company). The Company retained certain real property previously owned by Vassar, valued at approximately $.839 million, and $1.8 million of accounts receivable of Tiercon. In addition, the aggregate sales price for the Tiercon Sale is subject to adjustment based on the working capital of Tiercon, Vassar and NCT. Pursuant to terms of the agreement, the final purchase price adjustment will be made within ninety days of closing.

                   Noble International, Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements - Continued

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------


Note B - Sale of Plastics and Coatings Segment (Continued)


The Company utilized the proceeds from the Tiercon Sale to reduce the amounts outstanding under its existing Credit Facility.

Condensed financial information relating to discontinued operations and net assets of discontinued operations held for sale is as follows (in thousands):

                                                                December 31,
                                                              1998      1999
                                                           ---------  ---------
Net assets of discontinued operations held for sale:
   Current assets                                        $  20,317     $  31,272
   Property, plant and equipment, net                       17,200        33,122
   Other assets                                             24,961        23,741
                                                           -------     ---------
   Total assets                                             62,478        88,135
                                                           -------     ---------
   Current maturities of long term debt                        337           309
   Other current liabilities                                15,008        15,303
   Long term debt, excluding
      current maturities                                     1,334           821
   Preferred stock of subsidiaries                           1,308         1,308
   Other liabilities                                           241         3,184
                                                           -------     ---------
   Total liabilities                                        18,228        20,925
                                                           -------     ---------
   Net assets of discontinued operations held for sale    $ 44,250      $ 67,210
                                                           ========   ==========

                                      1997             1998          1999
                                     --------        --------      --------
Results of operations:
         Net sales                   $ 12,120         $ 34,603     $  72,559
         Gross profit                   1,783            5,409        11,836
         Operating expenses             2,450            3,502         7,784
         Operating income (loss)         (667)           1,907         4,052
         Net earnings (loss)         $   (402)        $    139     $    (472)

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------


Note C - Inventories



The major components of inventories were as follows (in thousands):

                                                        December 31,
                                                    1998         1999
                                                  -------       ------
         Raw materials and purchased parts        $ 1,216       $2,437
         Work in process                              540          649
         Finished goods                             2,591        2,607
         Unbilled customer tooling                    660        1,226
                                                  -------       ------
                                                  $ 5,007       $6,919
                                                  =======       ======

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------

Note D - Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

                                                              December 31,
                                                          1998          1999
                                                       ---------     ---------
   Buildings and improvements                         $   13,063     $  14,710
   Machinery and equipment                                35,782        41,568
   Furniture and fixtures                                  2,351         3,439
                                                      ----------     ---------
                                                          51,196        59,717
   Less accumulated depreciation and amortization         12,048        16,429
                                                      ----------     ---------
                                                          39,148        43,288
          Land                                             1,469         1,348
          Construction in process                          5,898         9,992
                                                      ----------     ---------
                                                      $   46,515     $  54,628
                                                      ==========     =========

E - Line of Credit and Long-Term Debt

The Company maintains a secured revolving credit facility (the "Credit Facility") with a syndicate of banks. The amount of the facility was $105 million at December 31, 1999, subsequently amended to a $50 million facility following the Company's sale of the plastics and coatings operations and use of $86.012 million of cash proceeds to repay borrowings under the Credit Facility on January 11, 2000 (Note B). The Credit Facility expires in May 2002, is secured by the assets of Noble and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for multi-currency loans. Borrowing options include a eurocurrency rate, or a base rate. Advances under the facility bore interest at an effective rate of approximately 7.9% and 7.0% as of December 31, 1999 and 1998, respectively. Costs of originating the Credit Facility of $.693 million are being amortized over three years. The unamortized balance of origination costs is $.552 million at December 31, 1999 and is included in other assets, sundry. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $25 million.

On July 31, 1998 and concluding August 10, 1998 the Company closed a private offering of 6% Convertible Subordinated Debentures (the "Debentures") for gross proceeds of $20.76 million. The proceeds were used to reduce the amount of outstanding advances under the Credit Facility. The Debentures mature on July 31, 2005 and interest is payable

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------


E - Line of Credit and Long-Term Debt (continued)

on January 31 and July 31 of each year; provided, however, that for the first three years, in lieu of cash interest, additional Debentures will be issued. The Debentures are unsecured obligations of the Company which may be redeemed by the Company during the six months beginning January 31, 2000 at 110% of the principal amount (plus accrued interest) and at 107.5%, 104.5%, 102.5%, 101% and 100.5% during each 12 month period following. Commencing November 30, 1998, the Debentures became convertible into Common Stock at $14.3125 per share (subject to adjustment). Beginning January 31, 2004 and on each July 31 and January 31 thereafter, the Company is required to redeem for cash 25% of the outstanding principal amount of the Debentures through the maturity date. Offering costs of $1.539 million are being amortized over seven years. The unamortized balance of offering costs is $1.441 million and $1.225 million at December 31, 1998 and December 31, 1999 respectively, and is included in other assets, sundry.

On December 16, 1998 and concluding December 22, 1998 the Company closed a private offering of Junior Subordinated Notes (the "Junior Notes"), together with 105,000 warrants to purchase shares of common stock of the Company at an exercise price of $10.00 per share expiring on the maturity date, for gross proceeds of $3.5 million with $.141 million, or $1.34 per share, attributable to the warrants. The proceeds were used to reduce the Credit Facility. The Junior Notes have not been registered under the Securities Act of 1933 and were sold to qualified investors as part of a private offering pursuant to Regulation D of a maximum of $10 million in principal amount of Junior Notes. The Junior Notes are unsecured obligations of the Company which may be redeemed by the Company upon five days prior notice without penalty or premium. The Junior Notes mature on December 1, 2003 and interest is payable on June 1 and December 1 of each year at a stated rate of 7% and an effective rate of 8%. Offering costs of $.199 million are being amortized over five years. The unamortized balance of offering costs is $.196 million and $.156 million at December 31, 1998 and December 31, 1999 respectively, and is included in other assets, sundry.

Long-term debt consisted of the following (in thousands):
                                                             December 31,
                                                         1998            1999
                                                        ---------     ----------
Credit Facility                                        $   53,769      $  85,029


Other notes,  payable in monthly  installments
  totaling  $40,000 with  interest
  rates ranging from 5% to 8.5%
  maturing through July 2007.                               1,694          1,164

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------


E - Line of Credit and Long-Term Debt (continued)

Economic Development Revenue Bonds, City of Lawrence, Indiana. With floating monthly interest rate (approximately 4.5% at December 31, 1999). Principal payments of $125,000 and interest are due in semi-annual installments through August 2005, secured by substantially all the assets
    of the NMPW facility in the City of Lawrence, Indiana.                          1,750             1,500
                                                                                  -------           -------
                                                                                   57,213            87,693
Less current maturities                                                               840               778
                                                                                  -------           -------
                                                                                  $56,373           $86,915
                                                                                  =======           =======

The aggregate maturities of long-term debt by year as of December 31, 1999 are as follows (in thousands):

                    2000                            $      778
                    2001                                   439
                    2002                                85,421
                    2003                                   325
                    2004                                   285
                    Thereafter                             445
                                                    ----------
                                                    $   87,693
                                                    ==========

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------


Note F - Leases

The Company leases buildings and equipment under operating leases with unexpired terms ranging from a month to month basis to six years. Rent expense for all operating leases was (in thousands), approximately $217, $1,139 and $1,401 for the years ended December 31, 1997, 1998 and 1999, respectively.

The future minimum lease payments under these operating leases are as follows (in thousands):

    Years Ended               Related        Non-Related
    December 31,               Party           Party            Total
     -------------           ---------       ----------       ---------
        2000                 $     904       $      360       $    1,264
        2001                       934              350            1,284
        2002                       315              369              684
        2003                       -                340              340
        2004                       -                303              303
     Thereafter                    -                 72               72
                              --------        ---------       ----------
                              $  2,153        $   1,794       $    3,947
                              ========        =========       ==========

Note G - Income Taxes

The components of earnings from continuing operations and before income taxes and extraordinary item for 1997, 1998 and 1999 are as follows (in thousands):


                                   1997            1998            1999
                                   ----            ----            ----

 United States                   $   1,837      $   5,434       $    8,456
 Foreign -                                          1,559            3,073
                                 ---------      ---------       ----------
                                 $   1,837      $   6,993       $   11,529
                                 =========      =========       ==========

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------


Note G - Income Taxes (continued)

Income taxes have been charged to operations as follows (in thousands):

                           1997               1998           1999
                          ------             ------         -------
    Current:
    Federal               $   646           $  2,552       $   2,752
    State and local           -                  102             206
                          -------           --------       ---------
                              646              2,654           2,958
Deferred Federal               72                460           1,277
                          -------           --------       ----------
                          $   718           $  3,114       $   4,235
                          =======           ========       ==========

A reconciliation of the actual federal income tax expense to the expected amounts computed by applying the statutory tax rate percent to earnings or losses before income taxes and extraordinary item is as follows (in thousands):

                                           1997         1998          1999
                                         --------     --------       ------

Expected federal income tax              $    625     $   2,749      $ 3,920
Difference in Canadian statutory rates        -              94          141
Nondeductible items                            20           126          117
Utilization of net operating loss             -            -             -
State taxes                                   -             102          206
Increase in valuation allowance                43           -            -
Other, net                                     30            43         (149)
                                         --------     ---------      -------
Actual income tax expense                $    718     $   3,114      $ 4,235
                                         ========     =========      =======

The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 1998 and 1999 are as follows (in thousands):


                                             Deferred Tax Assets
                                             -------------------
                                              1998        1999
                                            ---------  ---------
    Accrued expenses not currently
           deductible                       $    265    $    258

    Net operating loss carryovers                144         144
                                              --------  --------
                                                 409         402

                   Noble International, Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements - Continued

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------


Note G - Income Taxes (continued)

                                                1998               1999
                                              --------          --------
         Less:  valuation allowance              (144)              (144)
                                              -------           --------
                                              $   265           $    258
                                              =======           ========


                                             Deferred Tax Liabilities
                                               1998             1999
                                           ---------        ---------
    Depreciation and amortization          $   1,151        $    2,447
    Accrued expenses not currently
           deductible                           (200)             (226)
                                           ---------        ----------
                                           $     951        $    2,221
                                           =========        ==========

At December 31, 1998 and 1999, the Company had approximately $.423 million in net operating loss carryovers relating to NMF's net operating loss for the period from January 1, 1997 to the date of acquisition. The use of these operating losses is limited, in part to future taxable income, if any, generated by NMF and maybe further limited to the amount that can be utilized on an annual basis. These net operating loss carryovers expire in 2012.

Note H - Related Party Transactions

Notes payable to related parties consisted of the following (in thousands):

                                                                                      December 31
                                                                                  1998            1999
                                                                               ---------        ----------

Unsecured demand notes, payable to a related party, interest only payments due monthly at an annual interest rate of 10%. The note was repaid in
    June 1999.                                                                   $   300          $   -

Promissory   note  to  DCT,   Inc.   payable  in  monthly   installments   of
    approximately $36 thousand,  including  interest at 10%. The note matured
    on June 1, 1999.                                                                 210              -

Unsecured term note payable to the Chief Executive Officer of the Company due
    December 31, 2000 with interest at the annual rate of 12%. Interest is payable monthly and principal payments of $250 thousand are payable quarterly with the balance due December 31, 2000. Amounts outstanding are subordinated to the Credit Facility, Debentures and Junior Notes
    discussed in Note E.                                                           6,000             5,000

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------

Note H - Related Party Transactions (Continued)


                                                      December 31
                                                   1998            1999
                                                 -------         --------

Other                                            $    101        $    -
                                                 --------        ---------
                                                    6,611            5,000
                  Less current maturities           1,552            5,000
                                                 --------        ---------
                                                 $  5,059        $    -
                                                 ========        =========

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------


Note I - Significant Customers

The Company had one customer which accounted for 46% and 51% of consolidated net sales in 1998 and 1999, respectively.

Note J - Acquisitions

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

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------


Note J - Acquisitions (Continued)


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

On April 7, 1997 the Company entered into a stock purchase agreement whereby the Company agreed to acquire all of the outstanding stock of NMP. The stock purchase agreement provided for a purchase price of $8.2 million payable in cash from the proceeds of a public offering, and $10.135 million in subordinated promissory notes. The Company completed the discounted prepayment of these promissory notes on December 17, 1998. (Note O). Included in accrued liabilities at December 31, 1997 is approximately $1.05 million provided as due DCT, Inc. in connection with the acquisition. The amount provided as due to DCT, Inc. in connection with the acquisition was reduced by approximately $1 million during 1998 as the Company has determined it is not probable that this amount is owed DCT, Inc. Additionally, certain individuals received payments of $1.4 million in exchange for covenants not to compete. The Company also agreed to issue 11,698 shares of its common stock annually for a period of five years commencing in 1999, as partial consideration for one of these covenants. This transaction closed concurrent with the closing of the Company's initial public offering (Note L) on November 23, 1997. The accompanying consolidated financial statements include the results of NMP's operations for the acquisition date through December 31, 1998.

Pursuant to the terms of the purchase agreement, the controlling shareholder of DCT, Inc. and NMP was, upon consummation of the Company's initial public offering, appointed Chairman of the Company's Board of Directors, a position he held from November 1997 until his resignation from the Company's Board of Directors in December 1998.

The following unaudited consolidated results of operations for the year ended December 31, 1997 is presented as if the NMF and NMP acquisitions and the Company's initial public offering had been made effective January 1, 1996. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the transactions been made at January 1, 1996 or the future results of combined operations.

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------


Note J - Acquisitions (Continued)


Noble Metal Processing, Inc. (continued)
                                                                   1997
                                                                ----------
                                                              (In thousands)

                  Net sales                                      $  61,632
                  Net earnings                                   $   3,092
                  Earnings per share,
                      basic and diluted                          $     .40


Tiercon Industries, Inc.

On July 24, 1998, the Company completed the acquisition, through it's wholly-owned subsidiary NCH and NCH's wholly-owned subsidiary Noble Canada, of all of the outstanding capital stock of Tiercon, including Tiercon's wholly-owned subsidiary TPI (formerly Triam Automotive Canada, Inc.).

The aggregate consideration paid for the acquisitions of Tiercon and TPI (collectively, the "Tiercon Acquisition") consisted of approximately $30.4 million in cash and 80,000 shares of Noble Canada's Class T Non-Voting Exchangeable Preferred Shares valued at $.91 million. (Note K). The Tiercon Acquisition has been accounted for as a purchase. The results of operations of TPI, from July 1, 1998 forward are included in results from discontinued operations in the accompanying financial statements (Note B).


Tiercon Coatings, Inc.

On October 1, 1998, the Company completed the acquisition, through it's wholly-owned subsidiary NCH II and NCH II's Noble Canada II of all of the outstanding capital stock of TCI.

The aggregate consideration paid for the acquisition of TCI consisted of approximately $.882 million in cash and 57,938 shares of Noble Canada II's Class C Exchangeable Non-Voting Preferred Shares valued at $.398 million. (Note K). The acquisition of TCI has been accounted for as a purchase. The results of operations of TCI, from October 1, 1998 forward are included in results from discontinued operations in the accompanying financial statements (Note B).


Noble Metal Processing-Midwest, Inc.

On October 1, 1998, the Company completed the acquisition, through it's wholly-owned subsidiary Utilase Blank Welding Technologies, Inc. ("UBWT"), of substantially all of the assets and the assumption of certain specified liabilities of H&H Steel Processing Company, Inc. Concurrently with the October 1, 1998 closing of the acquisition ("NMPWAcquisition"), UBWT changed its name to H&H Steel Processing, Inc. and in May of 1999 H&H Steel Processing, Inc. changed its name to Noble Metal Processing-Midwest, Inc.

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------

Note J - Acquisitions (Continued)


Noble Metal Processing-Midwest, Inc. (continued)

The purchase price for the NMPW Acquisition consisted of a) $11.08 million in cash, plus b) an amount equal to approximately $.78 million of seller's pre-closing expenditures by NMPW's North Vernon, Indiana facility with the final amount to be determined by reference to a final closing balance sheet, plus c) $1.5 million in cash representing the actual cost to acquire the remaining 50% partnership interest in Precision Blanking Limited (which resulted in the seller owning 100% of the partnership, the assets of which included approximately $1.4 million in cash at October 1, 1998) and d) the assumption of certain liabilities aggregating approximately $2.9 million. The purchase agreement provides that additional liabilities currently estimated to be approximately $1.4 million at October 1, 1998 are recoverable from the seller with the final amount to be determined by reference to a final closing balance sheet. The Company is currently engaged in litigation with the seller regarding the $1.4 million of additional liabilities recoverable from the seller. In addition, the Company will pay the former owners a performance premium based upon annual sales for the years 1999 through 2003 equal to a minimum of $.5 million and a maximum of $2.0 million. Currently, the Company has set off the performance premium against monies owed to it in connection with the purchase.

The NMPW Acquisition has been accounted for as a purchase, and, accordingly, the results of operations of NMPW from October 1, 1998 forward are included in the accompanying financial statements.

The following unaudited consolidated results of operations for the years ended December 31, 1997 and 1998 is presented as if the NMPW acquisition had been made effective January 1, 1997. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the transaction been made at January 1, 1997 or the future results of combined operations (in thousands):

                                                             1997         1998
                                                          --------      --------

Net sales                                                 $ 29,613      $ 71,240

Net earnings from continuing operations
  before extraordinary item                               $  2,648      $  4,169
Net earnings (loss) from discontinued
  operations                                              $   (402)     $    139
Net earnings before extraordinary item                    $  2,246      $  4,308
Net earnings                                              $  2,246      $  4,914
Earnings per share continuing operations
  before extraordinary item
    Basic                                                 $    .62      $    .58
    Diluted                                               $    .62      $    .57
Earnings (loss) per share from discontinued operations
    Basic                                                 $   (.10)     $    .02
    Diluted                                               $   (.10)     $    .02

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------

Note J - Acquisitions (Continued)


Noble Metal Processing-Midwest, Inc. (continued)
                                                             1997          1998
                                                            -------       ------

            Earnings per share before extraordinary item
             Basic                                          $   .52     $    .60
             Diluted                                        $   .52     $    .59
         Earnings per share
             Basic                                          $   .52     $    .69
             Diluted                                        $   .52     $    .67

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------

Note J - Acquisitions (Continued)

Jebco Manufacturing, Inc.

The Company purchased certain assets of Jebco Manufacturing, Inc. on August 31, 1999 for $4.086 million in cash resulting in goodwill of $2.612 million. The results of operating the purchased assets from August 31, 1999 forward are included in the accompanying financial statements. Proforma information is not presented as the results of Jebco for the period January through August 31, 1999 were not material.

Note K - Preferred Stock of Subsidiaries

On April 1, 1997, the Company authorized 150,000 shares of its Series A, 10% cumulative preferred stock. During 1998, the Company issued 7,375 shares of its Series A, 10% cumulative preferred shares pursuant to the conversion of an equivalent number of NMF preferred shares. (Note L). The preferred stock is redeemable at the option of the holder, pursuant to the terms of the exchange agreement, at par value plus accrued dividends. There were 5,125 shares issued and outstanding at December 31, 1999.

Note L - Shareholders' Equity

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

On November 23, 1997, the Company completed the public offering of 3,300,000 shares of its common stock at $9 per share, resulting in net proceeds of $26.258 million. In connection with the public offering, the Company granted its underwriters warrants to purchase at the underwriter's option, up to 330,000 shares of common stock at an exercise price of $10.80 per share or a cashless exercise pursuant to a formula stipulated in the agreement which is based on the increase in the market price of the Company's common shares beyond $10.80 per share. The warrants became exercisable in November, 1998 and expire in November, 2002. In the event the warrants are exercised, the issuance of the common stock will be considered an additional cost of the offering. During 1999 85,446 warrants were exercised and 244,554 warrants remained outstanding at December 31, 1999.

In connection with the private offering of Junior Notes (Note E), the Company issued 105,000 warrants to purchase shares of common stock of the Company at an exercise price of $10.00 per share or a cashless exercise pursuant to a formula stipulated which is based on the increase in the market price of the Company's common shares beyond

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------

Note L - Shareholders' Equity (Continued)

$10.00 per share. The warrants are valued at $1.34 per share for an aggregate of approximately $.141 million. The warrants are exercisable until expiration on December 1, 2003. In the event the warrants are exercised, the issuance of the common stock will be considered additional paid-in capital. During 1999 15,000 warrants were exercised and 90,000 warrants remained outstanding at December 31, 1999.

During 1999 the Company issued 152,500 warrants to purchase shares of common stock of the Company at exercise prices from $7.86 to $10.00 per share or a cashless exercise pursuant to a formula stipulated which is based on the increase in the market price of the Company's common shares beyond the exercise price per share. The warrants are exercisable until expiration, 120,000 warrants expiring on December 31, 2001, 15,000 warrants expiring on January 4, 2003 and 17,500 warrants expiring on April 1, 2003. In the event the warrants are exercised, the issuance of the common stock will be considered additional paid-in capital.

On January 27, 2000, the Board of Directors approved a stock repurchase program of up to $5.0 million of the Company's common stock. Common stock may be repurchased from time to time in the open market, depending upon market conditions in accordance with Securities and Exchange Commission Rules.

Note M - Industry Segments

The Company classifies its operations into two industry segments based on types of products and services: metals processing (NMPW, NMP, NMF, UPP and Land Holdings) and distribution (Monroe). The metal processing group provides a variety of laser welding, metal blanking, forming, slitting, cutting and die construction products and services utilizing proprietary laser weld and light die technology. The metal processing group sells direct to automotive OEM's and Tier 1 suppliers. Monroe distributes tooling components.

Transactions between the metal processing and distribution segments are not significant and have been eliminated. Interest expense is allocated to each segment based on the segments actual borrowings from the corporate headquarters, together with a partial allocation of corporate general and administrative expenses. Revenues from external customers are identified geographically based on the customer's shipping destination.

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------

Note M - Industry Segments (Continued)

The Company's operations by business segment for the year ended December 31, 1999 follows (in thousands):
                                       Metals                           Segment
                                     Processing      Distribution        Totals
                                     -----------     ------------     ----------
Revenues from external customers      $ 81,263        $  4,003          $ 85,266
Interest income                              4             -                   4
Interest expense                         5,276             181             5,457
Depreciation and amortization            5,889             286             6,175
Segment profit pre tax                   8,825           1,011             9,836
Segment assets                          95,184           6,631           101,815
Expenditure for segment assets          12,275              47            12,322

Reconciliation to consolidated amounts

Earnings
Total earnings for reportable segments                                  $  9,836
Unallocated corporate headquarters expense                                 1,693
                                                                        --------
         Earnings from continuing operations before
                  income taxes and extraordinary item                   $ 11,529
                                                                        ========
Assets
Total assets for reportable segments                                    $101,815
Net assets of discontinued operations held for sale                       67,210
Corporate headquarters                                                     5,780
                                                                        --------
         Total consolidated assets                                      $174,805
                                                                        ========
Other Significant Items
                                     Segment                        Consolidated
                                     Totals         Adjustments        Totals
                                    ----------      -----------     -----------
Interest expense                      $  5,457        $ (3,638)       $  1,819
Expenditures for segment assets         12,322              28          12,350
Depreciation and amortization            6,175             454           6,629

Geographic Information
                                                                    Long-Lived
                                    Revenues                          Assets
                                    ----------                      -----------
United States                        $  69,152                        $ 77,276
Canada                                  14,689                           2,068
Mexico                                   1,352                             -
Other                                       73                             -
                                     ---------                        --------
         Total                       $  85,266                        $ 79,344
                                     =========                        ========

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------

Note L - Industry Segments (Continued)

The Company's operations by business segment for the year ended December 31, 1998 follows (in thousands):
                                            Metals                      Segment
                                        Processing     Distribution    Totals
                                           ---------     ----------   ----------
Revenues from external customers            $ 55,263      $  5,010      $ 60,273
Interest income                                  -             -             -
Interest expense                               2,239           365         2,604
Depreciation and amortization                  3,546           280         3,826
Segment profit pre tax                         5,823         1,345         7,168
Segment assets                                81,483         6,884        88,367
Expenditure for segment assets                13,831            11        13,842

Reconciliation to consolidated amounts

Earnings
Total earnings for reportable segments                                 $  7,168
Unallocated corporate headquarters expense                                 (175)
                                                                       --------
         Earnings from continuing operations
                  before income taxes and extraordinary item           $  6,993
                                                                       ========
Assets
Total assets for reportable segments                                   $ 88,367
Net assets of discontinued operations held for sale                      44,250
Corporate headquarters                                                    3,775
                                                                       --------
          Total consolidated assets                                    $136,392
                                                                       ========
 Other Significant Items
                                      Segment                      Consolidated
                                      Totals       Adjustments        Totals
                                     ----------    -----------     ------------
Interest expense                     $  2,604        $ (1,760)      $     844
Expenditures for segment assets        13,842              99          13,941
Depreciation and amortization           3,826             134           3,960

Geographic Information
                                                                    Long-Lived
                                     Revenues                         Assets
                                     ----------                     ----------
United States                         $  46,581                     $    67,353
Canada                                   13,350                           2,281
Mexico                                      342                             -
                                      ---------                     -----------

         Total                        $  60,273                     $    69,634
                                      =========                     ===========

                   Noble International, Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements - Continued

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------

Note M - Industry Segments (Continued)

The Company's operations by business segment for the year ended December 31, 1997 follows (in thousands):
                                       Metals                         Segment
                                     Processing      Distribution      Totals
                                     -----------     ------------     ---------
Revenues from external customers      $   6,772        $  5,352      $ 12,124
Interest income                              49             -              49
Interest expense                            184             613           797
Depreciation and amortization               365             280           645
Segment profit (loss) pre tax               710           1,217         1,927
Segment assets                           54,477           7,195        61,672
Expenditure for segment assets            2,013              13         2,026

Reconciliation to consolidated amounts

Revenues
Total revenues for reportable segments                                $  12,124
Management fee from unconsolidated affiliate                                119
                                                                      ---------
         Total consolidated revenues                                  $  12,243
                                                                      =========
Earnings
Total earnings for reportable segments                                $   1,927
Unallocated corporate headquarters expense                                  (91)
                                                                      ---------
         Earnings from from continuing operations
                  before income taxes and extraordinary item          $   1,836
                                                                      =========
Assets
Total assets for reportable segments                                  $  61,672
Net assets of discontinued operations held for sale                       1,978
Corporate headquarters                                                      980
                                                                      ---------
         Total consolidated assets                                    $  64,630
                                                                      =========
Other Significant Items
                                    Segment                        Consolidated
                                    Totals         Adjustments        Totals
                                   ----------      -----------     ------------
Interest expense                     $    797       $ (244)           $   553
Expenditures for segment assets         2,026          162              2,188
Depreciation and amortization             645           31                676

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------

Note M - Industry Segments (Continued)

Geographic Information
                                                               Long-Lived
                                           Revenues              Assets
                                           ----------          ----------
United States                               $  10,992          $    42,862
Canada                                          1,251                2,060
                                            ---------          -----------
         Total                              $  12,243          $    44,922


Note N - Stock Option Plan

In 1997, the Company adopted a stock option plan which provides for the grant to employees, officers, directors, consultants and independent contractors non-qualified stock options as well as for the grant to employees of qualified stock options (the "Plan"). The plan has a ten year term. Under the 1997 plan, 700,000 shares of the Company's common shares have been reserved for issuance. No options were granted in 1997, 301,250 and 226,250 options were granted during 1998 and 1999, respectively.

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

The Company accounts for the stock option plan under APB Opinion No. 25, "Accounting for Stock Issued To Employees", and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement 123, "Accounting for Stock Based Compensation", the Company's net earnings and earnings per share would have been reduced to the proforma amounts indicated below for the year ended December 31, 1998 and 1999 (in thousands, except per share data):


                                                          1998         1999
                                                        --------     -------

Net earnings                     As reported            $  4,978     $  6,761

                                 Pro forma              $  4,710     $  6,219

Basic earnings per share         As reported            $    .70     $    .94
                                 Pro forma              $    .66     $    .87

Diluted earnings per share       As reported            $    .68     $    .87
                                 Pro forma              $    .64     $    .80

                   Noble International, Ltd. and Subsidiaries

                        December 31, 1997, 1998 and 1999

--------------------------------------------------------------------------------


Note N - Stock Option Plan (continued)

A summary of the status of the Plan as of December 31, 1998 and 1999 and the changes during the year ended December 31, 1998 and 1999 is presented below:

                                                         Weighted Average
                                                             Exercise
                                              Shares           Price
                                             --------        --------
December 31, 1998
Outstanding at beginning of year                  -
Granted                                       301,250          $ 6.14
Exercised                                         -
Forfeited                                         -
                                             --------          ------
Outstanding at end of year                    301,250          $ 6.14
                                             ========          ======
December 31, 1999
Outstanding at beginning of year              301,250          $ 6.14
Granted                                       226,250           12.06
Exercised                                     (10,000)           6.23
Forfeited                                     (50,000)           6.05
                                             --------          ------
Outstanding at end of year                    467,500          $ 7.97
                                             ========          ======

Options exercisable as of December 31, 1998 were 21,250 shares at an average exercise price of $6.20. The range of exercise prices was $6.05 to $6.23. The weighted average contractual life of options outstanding at December 31, 1998 was 9.4 years. Options exercisable as of December 31, 1999 were 42,500 shares at an average exercise price of $11.53. The range of exercise prices was $6.05 to $13.55. The weighted average contractual life of options outstanding at December 31, 1999 was 9.0 years.

Fair values of options granted were determined using the Black-Scholes option pricing model based on the assumptions of 5.2% and 6.5% risk-free interest rate for 1998 and 1999, respectively, no dividend yield, expected life of 10 years and expected volatility of 63.24% and 53.28% for 1998 and 1999, respectively.

Note O - Extraordinary Item


The Company completed the discounted prepayment of unsecured subordinated promissory notes (the "Notes") payable to DCT, Inc. and an officer of NMP on December 17, 1998. The Notes, which were due November 1, 2001 and had an aggregate principal face amount of approximately $10.135 million, were prepaid at an agreed upon amount of $9.666 million including accrued interest. The Notes were prepaid substantially through proceeds from the Junior Notes (Note E) and a loan to the Company from the Company's Chief Executive Officer.

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

         10.63****   Amended and Restated Share Purchase Agreement among Noble International, Ltd. and Noble
                     Components & Systems, Inc. and 1391295 Ontario Limited and Tiercon Holdings US, Inc. dated
                     December 24, 1999.

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

         not applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 30, 2000                     NOBLE INTERNATIONAL, LTD.


                                          By:  /S/ ROBERT J. SKANDALARIS
                                             ---------------------------
                                               Robert J. Skandalaris,
                                               Chief Executive Officer


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


  /S/ ROBERT J. SKANDALARIS                                                                          March 30, 2000
-----------------------------------------------------
Robert J. Skandalaris, Chairman of the
Board and Chief Executive Officer
(Principal Executive Officer)


  /S/ LLOYD P. JONES                                                                                 March 30, 2000
-----------------------------------------------------
Lloyd P. Jones III, President, Chief Operating
Officer and Director


  /S/ DANIEL W. SAMPSON                                                                              March 30, 2000
-----------------------------------------------------
Daniel W. Sampson, Chief Financial
Officer and Director (Principal Financial
and Accounting Officer)


  /S/ RICHARD K. MASTAIN                                                                             March 30, 2000
-----------------------------------------------------
Richard K. Mastain, Director


  /S/ DANIEL J. MCENROE                                                                              March 30, 2000
-----------------------------------------------------
Daniel J. McEnroe, Director


  /S/ JONATHAN P. RYE                                                                                March 30, 2000
-----------------------------------------------------
Jonathan Rye, Director


  /S/ ANTHONY R. TERSIGNI                                                                            March 30, 2000
-----------------------------------------------------
Anthony R. Tersigni, Director

  /S/ MICHAEL R. HOTTINGER                                                                           March 30, 2000
-----------------------------------------------------
Michael R. Hottinger, Director


/S/ MARK T. BEHRMAN                                                                                  March 30, 2000
-----------------------------------------------------
Mark T. Behrman, Director

                              [INSERT FINANCIALS]