Form 10-Q
period 2000-03-31
NOBLE INTERNATIONAL LTD
filed 2000-05-15
CIK 1034258

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[ X ]    QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT   OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________


Commission File Number: 001-13581
                        ----------


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

         The number of shares of the registrant's common stock, $.001 par value, outstanding as of March 31, 2000 was 7,222,552.

================================================================================

                            NOBLE INTERNATIONAL, LTD.
                                 FORM 10-Q INDEX

This report contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and is subject to the safe harbor created by that section. Statements regarding future operating performance, new programs expected to be launched and other future prospects and developments are based upon current expectations and involve certain risks and uncertainties that could cause actual results and developments to differ materially. Potential risks and uncertainties include such factors as demand for the company's products, pricing, the company's growth strategy, including its ability to consummate and successfully integrate future acquisitions, industry cyclicality and seasonality, the company's ability to continuously improve production technologies, activities of competitors and other risks detailed in the company's Annual Report on Form 10-K for the year ended December 31, 1999 and other filings with the Securities and Exchange Commission.

                                                                                                               Page
PART I - FINANCIAL INFORMATION....................................................................................3

Item 1.  Financial Statements.....................................................................................3

         Consolidated Balance Sheets as of March 31, 2000
         (unaudited) and December 31, 1999........................................................................3

         Consolidated Statements of Earnings (unaudited) for the
         Three Month Periods Ended March 31, 2000 and 1999........................................................4

         Consolidated Statements of Cash Flows (unaudited) for the
         Three Month Periods Ended March 31, 2000 and 1999........................................................5

         Consolidated Statements of Comprehensive Income (unaudited)
         for the Three Month Periods Ended March 31, 2000 and 1999................................................6

         Notes to Consolidated Interim Financial Statements.......................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................13

PART II - OTHER INFORMATION......................................................................................13

Item 1.   Legal Proceedings......................................................................................13

Item 2.   Changes in Securities and Use of Proceeds..............................................................13

Item 3.   Defaults Upon Senior Securities........................................................................13

Item 4.   Submission of Matters to a Vote of Security Holders....................................................13

Item 5.   Other Information......................................................................................13

Item 6.   Exhibits and Reports on Form 8-K.......................................................................13


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            NOBLE INTERNATIONAL, LTD.
                           CONSOLIDATED BALANCE SHEETS
                            (Unaudited, in thousands)


                                                                                March 31,            December 31,
ASSETS                                                                            2000                   1999
                                                                            ------------------    -------------------
Current assets
       Cash and cash equivalents                                                        $ 225                  $ 685
       Accounts receivable, trade                                                      18,331                 14,088
       Inventories                                                                      6,266                  6,919
       Prepaid expenses and other assets                                                  992                  1,789
       Income taxes currently refundable                                                   22                  1,438
       Deferred income taxes                                                              258                    258
       Net assets of discontinued operations                                            1,329                 67,210
                                                                            ------------------    -------------------

           Total Current Assets                                                        27,423                 92,387
Property, plant and equipment, net                                                     57,713                 54,628
Other assets
       Goodwill                                                                        24,317                 24,716
       Covenants not to compete                                                           930                    981
       Sundry                                                                           1,615                  2,093
                                                                            ------------------    -------------------
           Total Other Assets                                                          26,862                 27,790
                                                                            ------------------    -------------------
                                                                                    $ 111,998              $ 174,805
                                                                            ==================    ===================


LIABILITIES AND EQUITY
Current liabilities
       Current maturities of long-term debt                                             $ 688                  $ 778
       Current maturities of notes payable - related parties                                -                  5,000
       Accounts payable                                                                10,442                  9,784
       Accrued liabilities                                                              3,575                  4,846
       Income taxes payable                                                             6,660                      -
                                                                            ------------------    -------------------

           Total Current Liabilities                                                   21,365                 20,408

Long-term debt, excluding current maturities                                           15,546                 86,915
Convertible subordinated debentures                                                    16,475                 21,536
Junior subordinated notes                                                               3,359                  3,359
Deferred income taxes                                                                   2,221                  2,221
Redeemable preferred stock                                                                513                    513
Shareholders' equity
       Preferred stock, $100 par value, 10% cumulative,
           authorized 150,000 shares                                                        -                      -
       Paid-in capital - warrants, $10 per common share exercise
           price, 90,000 warrants outstanding                                             121                    121
       Common stock, $.001 par value, authorized 20,000,000
           shares, issued and outstanding 7,241,698 and 7,222,552
           shares in 1999 and 2000, respectively                                       27,693                 27,993
       Retained earnings                                                               24,992                 12,005
       Accumulated comprehensive loss                                                    (287)                  (266)
                                                                            ------------------    -------------------
                                                                                       52,519                 39,853
                                                                            ------------------    -------------------
                                                                                    $ 111,998              $ 174,805
                                                                            ==================    ===================


    The accompanying notes are an integral part of these financial statements

                            NOBLE INTERNATIONAL, LTD.
                       CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited, in thousands except per share amounts)


                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                        ---------------------------------------
                                                                                               2000                 1999
                                                                                        -------------------   -----------------
Net sales                                                                                         $ 25,064            $ 20,990
Cost of goods sold                                                                                  17,013              13,274
                                                                                        -------------------   -----------------

      Gross profit                                                                                   8,051               7,716

Selling, general and
  administrative expenses                                                                            3,870               4,123
                                                                                        -------------------   -----------------

      Operating profit                                                                               4,181               3,593

Other income (expense)
    Interest income                                                                                      3                   -
    Interest (expense)                                                                                (515)               (532)
    Sundry, net                                                                                         10                 190
                                                                                        -------------------   -----------------
                                                                                                      (502)               (342)
Earnings from continuing operations before income taxes
                                                                                        -------------------   -----------------
     and extraordinary item                                                                          3,679               3,251
         Income tax expense                                                                          1,371               1,229
                                                                                        -------------------   -----------------
Net earnings from continuing operations before extraordinary item                                    2,308               2,022
         Preferred stock dividends                                                                      14                  17
Net earnings from continuing operations on common shares
                                                                                        -------------------   -----------------
         before extraordinary item                                                                   2,294               2,005

Net earnings (loss) from discontinued operations                                                      (115)                805

Gain on sale of discontinued operations (less income tax of $6,660)                                 11,200                   -

                                                                                        -------------------   -----------------
Net earnings before extraordinary item                                                              13,379               2,810

Extraordinary item - loss from extinguishment of debt (less income tax of $203)                       (394)                  -

Net earnings on common shares                                                                     $ 12,985             $ 2,810
                                                                                        ===================   =================

Basic earnings per common share:
    Earnings per common from continuing operations before extraordinary item                        $ 0.32              $ 0.28
                                                                                        -------------------   -----------------
    Earnings per common share - discontinued operations                                             $ 1.53              $ 0.11
                                                                                        -------------------   -----------------
    Extraordinary item - loss from extinguishment of debt                                          $ (0.06)                $ -
                                                                                        -------------------   -----------------
    Earnings per common share                                                                       $ 1.79              $ 0.39
                                                                                        -------------------   -----------------

Earnings per common share - assuming dilution:
    Net earnings from continuing operations and before extraordinary item                          $ 2,294             $ 2,005
    Proforma reduction in interest on convertible debentures                                            62                   -
                                                                                        -------------------   -----------------
    Proforma net earnings from continuing operations before extraordinary item                       2,356               2,005
    Net earnings (loss) from discontinued operations                                                  (115)                805
    Gain on sale of discontinued operations (less income tax of $6,660)                             11,200                   -
                                                                                        -------------------   -----------------
    Proforma net earnings before extraordinary item                                                 13,441               2,810
    Extraordinary item - loss from extinguishment of debt (less income tax of $203)                   (394)                  -
                                                                                        -------------------   -----------------
    Proforma net earnings on common shares assuming dilution                                      $ 13,047             $ 2,810
                                                                                        ===================   =================

Earnings per common share - assuming dilution:
    Earnings per common from continuing operations before extraordinary item                        $ 0.29              $ 0.27
                                                                                        -------------------   -----------------
    Earnings per common share - discontinued operations                                             $ 1.42              $ 0.10
                                                                                        -------------------   -----------------
    Extraordinary item - loss from extinguishment of debt                                          $ (0.05)                $ -
                                                                                        -------------------   -----------------
    Earnings per common share                                                                       $ 1.66              $ 0.37
                                                                                        -------------------   -----------------


Basic weighted average common shares outstanding                                                 7,234,051           7,208,675
                                                                                        -------------------   -----------------
Diluted weighted average common shares and equivalents                                           7,858,882           7,505,689
                                                                                        -------------------   -----------------

    The accompanying notes are an integral part of these financial statements

                            NOBLE INTERNATIONAL, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                      -----------------------------------------
                                                                                             2000                  1999
                                                                                      -------------------    ------------------
Cash flows from operating activities
       Net earnings from continuing operations                                                   $ 1,914               $ 2,022
       Adjustments to reconcile net earnings to
            net cash provided by operations
                 Interest paid in kind                                                               354                   313
                 Depreciation of property, plant and equipment                                     1,349                 1,160
                 Amortization of goodwill                                                            481                   416
                 Deferred income taxes                                                                 -                   (55)

       Changes in operating assets and liabilities, net of business acquisition
                 Increase in accounts receivable                                                  (4,243)               (1,517)
                 Decrease (increase) in inventories                                                  653                  (193)
                 Decrease in prepaid expenses                                                        797                     3
                 Decrease in other assets                                                            447                    55
                 Increase in accounts payable                                                        658                 3,894
                 Decrease in income taxes payable                                                  1,416                 1,006
                 Decrease in accrued liabilities                                                    (998)               (1,376)
                                                                                      -------------------    ------------------

                               Net cash provided by continuing operations                          2,828                 5,728
                               Net cash used by discontinued operations                             (115)               (7,071)
                               Net cash from sale of discontinued operations                      83,639                     -
                                                                                      -------------------    ------------------
                               Net cash provided (used) by operations                             86,352                (1,343)

Cash flows from investing activities
       Purchase of property, plant and equipment                                                  (4,434)               (4,169)
                                                                                      -------------------    ------------------
                      Net cash (used in) investing activities                                     (4,434)               (4,169)


Cash flows from financing activities

       Repayments of notes payable - related parties                                              (5,000)                 (664)
       Capital lease payments                                                                        (12)                   (9)
       Net proceeds used for redemption of common stock                                             (300)                  (12)
       Redemption of convertible subordinated debentures                                          (5,688)                    -
       Redemption of redeemable preferred stock                                                        -                   (37)
       Dividends paid                                                                                (14)                  (17)
       Payments on long-term debt                                                                   (234)                 (275)
       Net proceeds (repayments) on note payable to bank                                         (71,130)                6,027
                                                                                      -------------------    ------------------

                                    Net cash provided (used) by financing activities             (82,378)                5,013

Effect of exchange rate changes on cash                                                                -                   (35)
                                                                                      -------------------    ------------------

                                                    Net decrease in cash                            (460)                 (534)

Cash at beginning of period                                                                          685                   810
                                                                                      -------------------    ------------------

Cash at end of period                                                                              $ 225                 $ 276
                                                                                      ===================    ==================

Supplemental Cash Flow Disclosure
       Cash paid for:
            Interest                                                                               $ 923               $ 1,562
                                                                                      ===================    ==================

            Taxes                                                                                    $ -                  $ 45
                                                                                      ===================    ==================

    The accompanying notes are an integral part of these financial statements

                            NOBLE INTERNATIONAL, LTD.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (Unaudited, in thousands)


                                                                        Three Months Ended
                                                                             March 31,
                                                                    ----------------------------
                                                                        2000           1999
                                                                    -------------  -------------
Net earnings                                                             $12,985        $ 2,810

Other comprehensive income (loss),
    equity adjustment from foreign currency translation                      (21)            61
                                                                    -------------  -------------

Comprehensive income                                                     $12,964        $ 2,871
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

The accompanying consolidated interim financial statements as of and for the three months ended March 31, 2000 and for the period ended December 31, 1999, include Noble International, Ltd. and its wholly-owned subsidiaries, Noble Component Technologies, Inc. ("NCT"); Monroe Engineering Products, Inc. ("Monroe"), Cass River Coating, Inc. (dba Vassar Industries, "Vassar"), Skandy Corp. ("Skandy"), Utilase Production Process, Inc. ("UPP"), Noble Metal Forming, Inc. ("NMF"), Noble Metal Processing, Inc. ("NMP"), Noble Land Holdings, Inc. ("Land Holdings"), Noble Canada, Inc. ("Noble Canada"), Noble Canada Holdings Limited ("NCH"), Tiercon Plastics, Inc. ("TPI"), Noble Components & Systems, Inc. ("NCS"), Noble Technologies, Inc. ("NTI"), Noble Metal Processing Canada, Inc. ("NMPC"), Noble Canada II, Inc. ("Noble Canada II"), Tiercon Coatings, Inc. ("TCI"), Noble Metal Processing-Midwest, Inc. ("NMPW"), and Noble Canada Holdings II Ltd. ("NCHII") and Tiercon Industries, Inc. ("Tiercon") (collectively, "Noble" or the "Company"). On July 31, 1999 TPI, TCI and Noble Canada II were amalgamated with and into Tiercon. Simultaneously, NCH, NCHII and Noble Canada were amalgamated with and into Noble Canada. TPI and TCI continued to operate as separate divisions of Tiercon. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Results for interim periods should not be considered indicative of results for a full year. The year-end consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

During the three months ended March 31, 2000, the Company redeemed $5.688 million of its 6% Convertible Subordinated Debentures. The unamortized portion of issuance costs related to the redeemed debentures together with premium and certain transaction costs were accordingly expensed and are reported as an extraordinary item.



Note B - Sale of Plastics and Coatings Segment


On January 11, 2000 the Company completed the sale of all of the outstanding capital stock of its subsidiary, Noble Canada, including Noble Canada's wholly-owned subsidiary Tiercon (the sale of Noble Canada and Tiercon is hereinafter referred to as the ("Tiercon Sale"). In addition, as part of the

Tiercon Sale, the Company through its wholly owned subsidiary NCS, sold all of the outstanding capital stock of NCS's wholly owned subsidiaries Vassar and NCT.

The sales price for Noble Canada, Vassar and NCT was approximately $83.270 million in cash, plus the conversion of 137,938 shares of the preferred stock of Noble Canada into common stock of Noble Canada (the preferred shares of Noble Canada were exchangeable into common stock of the Company). The Company retained certain real property previously owned by Vassar, valued at approximately $.839 million, and $1.8 million of accounts receivable of Tiercon. In addition, the aggregate sales price for the Tiercon Sale is subject to adjustment based on the working capital of Tiercon, Vassar and NCT. Pursuant to terms of the agreement, the final purchase price adjustment will be made subject to post closing requirements.

Note C--Inventories


Inventories at March 31, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                  March 31,       December 31,
                                                    2000             1999
                                                 -----------      -------------

        Raw materials and purchased parts        $  1,848            $ 2,437
        Work in process                               597                649
        Finished goods                              2,217              2,607
        Unbilled customer tooling                   1,604              1,226
                                                 ----------          --------
                                                 $  6,266            $ 6,919





Note D--Industry Segments

The Company classifies its operating subsidiaries into two industry segments based on types of products and services: metals processing (NMP, NMPC, NMPW, NMF, UPP and Land Holdings) and distribution (Monroe). The metal processing group provides a variety of laser welding, metal blanking, forming, slitting, cutting and die construction products and services utilizing proprietary laser weld and light die technology. The metal processing group sells direct to automotive OEM's and Tier I suppliers. Monroe distributes tooling components.

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

The Company's operations by business segment for the three months ended March 31, 2000 follows (in thousands):

                                          Metal                       Segment
                                       Processing    Distribution      Totals
                                       ----------    ------------    ----------
Revenues from external customers        $ 23,948        $  1,116     $  25,064
Interest income                             -               -             -
Interest expense                           1,461              35         1,496
Depreciation and amortization              1,659              74         1,733

Segment profit pre tax                     3,002             271         3,273
Segment assets                           100,608           6,676       107,284
Expenditure for segment assets             4,452              12         4,464

Reconciliation to consolidated amounts
Earnings
Total earnings for reportable segments                                          $  3,273
Unallocated corporate headquarters expense                                           406
                                                                                --------
                  Earnings from continuing operations before income
                                    taxes and extraordinary item                $  3,679
                                                                                ========


Assets
Total assets for reportable segments                                            $107,284
Net assets of discontinued operations                                              1,329
Corporate headquarters                                                             3,385
                                                                                --------
         Total consolidated assets                                              $111,998
                                                                                ========

Other Significant Items
                                        Segment                  Consolidated
                                        Totals    Adjustments      Totals
                                      ----------  -----------    ------------
Interest expense                        $  1,496      $ (981)      $    515
Expenditures for segment assets            4,464         (30)         4,434
Depreciation and amortization              1,733          97          1,830

Geographic Information
                                                                   Long-Lived
                                       Revenues                      Assets
                                      ----------                   ----------
United States                         $   20,460                   $  79,115
Canada                                     4,572                       2,915
Mexico                                        32                        -
                                      ----------                   ---------
         Total                        $   25,064                   $  82,030
                                      ==========                   =========

The Company's operations by business segment for the three months ended March 31, 1999 follows (in thousands):
                                        Metal                       Segment
                                     Processing    Distribution      Totals
                                      ----------   -------------   ----------
Revenues from external customers      $   19,906     $  1,084      $  20,990
Interest expense                           1,192           55          1,247
Depreciation and amortization              1,448           71          1,519
Segment profit pre tax                     2,752          290          3,042
Segment assets                            84,551        6,862         91,413
Expenditure for segment assets             4,115            5          4,120

Reconciliation to consolidated amounts

Earnings
Total earnings for reportable segments                                          $  3,042
Unallocated corporate headquarters expense                                           209
                                                                                --------
         Earnings from continuing operations before income
                  taxes and extraordinary item                                  $  3,251
                                                                                ========
Assets
Total assets for reportable segments                                            $ 91,413
Net assets of discontinued operations                                             53,272
Corporate headquarters                                                             4,517
                                                                                --------
         Total consolidated assets                                              $149,202
                                                                                ========

Other Significant Items
                                       Segment                    Consolidated
                                        Totals     Adjustments       Totals
                                      ----------   -----------    ------------
Interest expense                       $   1,247    $  (715)        $    532
Expenditures for segment assets            4,120         49            4,169
Depreciation and amortization              1,519         57            1,576

Geographic Information
                                                                 Long-Lived
                                       Revenues                    Assets
                                    ------------                 -----------
United States                       $     17,324                 $    70,072
Canada                                     3,666                       2,254
                                    ------------                  ----------
         Total                      $     20,990                 $    72,326
                                    ============                 ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net Sales. Net sales for the three months March 31, 2000 increased 19.4% to $25.064 million from $20.990 million for the comparable quarter of 1999. The increase in sales is substantially due to higher laser welded blank sales at NMP, increased steel processing at NMPW and sales arising from acquisition of the Jebco assets in August 1999 (the "Jebco Acquisition").

         Cost of Goods Sold. As a percent of net sales, cost of goods sold for the three month period ended March 31, 2000 increased to 67.9% as compared with 63.2% for the prior year period. The increase in cost of goods sold as a percent of net sales for the three months ended March 31, 2000 is primarily due to higher material cost required to produce certain new business, including sales arising from the Jebco Acquisition, and the inclusion of costs for certain plant personnel previously reported in selling, general and administrative expenses.

         Gross Profit. The Company's gross profit increased by 4.3% to $8.051 million for the three months ended March 31, 2000 from $7.716 million for the comparable period of 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $.253 million, or 6.1% for the three month period ended March 31, 2000 as compared to the comparable period of 1999. The decrease in selling, general and administrative expenses was due primarily to reductions in overhead expenses and to the reclassification of costs for certain plant personnel to cost of goods sold for the three months ended March 31, 2000.

         Operating Profit. As a result of the foregoing factors, operating profit increased to $4.181 million for the three months ended March 31, 2000 compared with $3.593 million in the prior period, an increase of 16.4%.

         Interest Expense. Interest expense decreased 3.2% to $.515 million for the three months ended March 31, 2000 from $.532 million for the comparable quarter of the prior year.

         Net Earnings. As a result of the foregoing factors, net earnings from continuing operations before extraordinary item increased by $.289million to $2.294 million for the three months ended March 31, 2000 from earnings of $2.005 million for the prior period.

Liquidity and Capital Resources

         The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equipment financing, bank financing and loans from stockholders. The Company's working capital needs and capital equipment requirements have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. The anticipated increase in required working capital and capital equipment requirements are expected to be met from the cash flow from operations, equipment financing and revolving credit borrowings. As of March 31, 2000, the Company had working capital of approximately $6.058 million. Working capital at March 31, 2000, included $1.329 million net assets of discontinued operations and $6.660 million of income taxes payable, substantially all of which is related to sale of the discontinued operations. Total debt includes all borrowing related to both continuing and discontinued operations.

         The Company generated cash flow from continuing operations of $2.828 million for the three months ended March 31, 2000. Net cash provided from continuing operations was primarily the result of net earnings and depreciation and amortization and lower inventories, prepaid expenses, other assets, income taxes currently refundable, partially offset by higher accounts receivable and lower accrued liabilities. The Company used cash in discontinued operations of $.115 million prior to the Tiercon Sale on January 11, 2000 for the three months ended March 31, 2000. The Company generated cash of $83.639 million during the three months ended March 31, 2000, net of related cash expenses, from the Tiercon Sale. Cash used in investing activities of $4.434 million for the three months ended March 31, 2000 was for purchase of property, plant and equipment. The Company used cash in financing activities of $82.378 million for the three months ended March 31, 2000. Proceeds from the Tiercon Sale sale were used to reduce amounts borrowed under the Company's secured revolving credit facility (the "Credit Facility") with Comerica Bank, N.A. The Company repaid a $5.000 million term note payable to the Chief Executive Officer of the Company, redeemed $5.688 million of 6% Convertible Subordinated Debentures and repurchased $.3 million of its common shares. Expenditures for property, plant and equipment were primarily to fund equipment purchases for NMP's new facility in Shelbyville, Kentucky which is scheduled for completion by June 2000 and to begin commercial production in August 2000.

     The amount of the Credit Facility was $105 million at December 31, 1999, subsequently amended to a $50 million facility following the Tiercon Sale and use of $86.0 million cash proceeds to repay borrowings outstanding under the Credit Facility. The Credit Facility expires in May 2002, is secured by the assets of Noble and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for multi-currency loans. Borrowing options include a eurocurrency rate or a base rate. Advances under the Credit Facility during the three months ended March 31, 2000 bore interest at the rate of approximately 8.2% per annum. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $25 million. The Company is in compliance with the terms of the Credit Facility.

         The liquidity provided by the Company's credit facilities, combined with cash flow from operations and the Tiercon Sale, is expected to be sufficient to meet the Company's currently anticipated working capital and capital expenditure needs for at least 12 months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such 12 month period. In addition, the Company regularly reviews, as part of its business strategy, future growth through opportunistic acquisitions which may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, if any, the Company may be required to obtain additional debt or equity financing in connection with such future acquisitions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

Inflation

         Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had a material effect on its business over the past two years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 18% of the total revenues for the three months ended March 31, 2000. The Company's primary foreign currency exposure is the Canadian Dollar. The Company manages its exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Inapplicable.

Item 2.  Changes in Securities and Use of Proceeds

         During February 2000, the Company redeemed $5.688 million of its 6% Convertible Subordinated Debentures (the "Debentures"), financed with proceeds from the Company's Credit Facility. The Debentures were sold in July 1998 as part of the Company's private offering of $20.76 million in principal amount of Debentures pursuant to Regulation S under the Securities Act of 1933 as amended.

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

                                                  NOBLE INTERNATIONAL, LTD.


Dated:  May 15, 2000                     By: ___________________________________
                                                  Daniel W. Sampson,
                                                  Chief Financial Officer