Form 10-Q
period 2000-06-30
NOBLE INTERNATIONAL LTD
filed 2000-08-15
CIK 1034258

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[ X ]    QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    --------------------

Commission File Number:   001-13581
                        --------------

                            NOBLE INTERNATIONAL, LTD.
                           --------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                38-3139487
---------------------------------------       ----------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                   Identification Number)

                       20101 Hoover Rd., Detroit, MI 48205
                       -----------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (313) 245-5600
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


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
         The number of shares of the registrant's common stock, $.001 par value, outstanding as of June 30, 2000 was 7,115,279.

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

                                                                                                               PAGE
PART I - FINANCIAL INFORMATION....................................................................................3

Item 1.  Financial Statements.....................................................................................3

         Consolidated Balance Sheets as of June 30, 2000
         (unaudited) and December 31, 1999........................................................................3

         Consolidated Statements of Earnings (unaudited) for the
         Three Month and Six Month Periods Ended June 30, 2000 and 1999...........................................4

         Consolidated Statements of Cash Flows (unaudited) for the
         Six Month Periods Ended June 30, 2000 and 1999...........................................................5

         Consolidated Statements of Comprehensive Income (unaudited)
         for the Three Month and Six Month Periods Ended June 30, 2000 and 1999...................................6

         Notes to Consolidated Interim Financial Statements.......................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................................................11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............................................13

PART II - OTHER INFORMATION......................................................................................14

Item 1.   Legal Proceedings......................................................................................14

Item 2.   Changes in Securities and Use of Proceeds..............................................................14

Item 3.   Defaults Upon Senior Securities........................................................................14

Item 4.   Submission of Matters to a Vote of Security Holders....................................................14

Item 5.   Other Information......................................................................................14

Item 6.   Exhibits and Reports on Form 8-K.......................................................................14


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            NOBLE INTERNATIONAL, LTD.
                           CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)



                                                                     JUNE 30,   DECEMBER 31,
ASSETS                                                                2000          1999
                                                                    ---------   ------------
CURRENT ASSETS
       Cash and cash equivalents                                    $      42    $     685
       Accounts receivable, trade                                      17,670       14,088
       Inventories                                                      6,004        6,919
       Prepaid expenses and other assets                                  761        1,789
       Income taxes currently refundable                                   --        1,438
       Deferred income taxes                                              248          258
       Net assets of discontinued operations                            1,344       67,210
                                                                    ---------    ---------

           Total Current Assets                                        26,069       92,387
PROPERTY, PLANT AND EQUIPMENT, NET                                     58,970       54,628
OTHER ASSETS
       Goodwill                                                        23,969       24,716
       Covenants not to compete                                           882          981
       Sundry                                                           1,505        2,093
                                                                    ---------    ---------
           Total Other Assets                                          26,356       27,790
                                                                    ---------    ---------
                                                                    $ 111,395    $ 174,805
                                                                    =========    =========


LIABILITIES AND EQUITY
CURRENT LIABILITIES
       Current maturities of long-term debt                         $     515    $     778
       Current maturities of notes payable - related parties               --        5,000
       Accounts payable                                                10,065        9,784
       Accrued liabilities                                              3,203        4,846
       Income taxes payable                                             4,042           --
                                                                    ---------    ---------

           Total Current Liabilities                                   17,825       20,408

LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES                           18,256       86,915
CONVERTIBLE SUBORDINATED DEBENTURES                                    16,475       21,536
JUNIOR SUBORDINATED NOTES                                               3,359        3,359
DEFERRED INCOME TAXES                                                   2,458        2,221
REDEEMABLE PREFERRED STOCK                                                475          513
SHAREHOLDERS' EQUITY
       Preferred stock, $100 par value, 10% cumulative,
           authorized 150,000 shares                                       --           --
       Paid-in capital - warrants, $10 per common share exercise
           price, 90,000 warrants outstanding                             121          121
       Common stock, $.001 par value, authorized 20,000,000
           shares, issued and outstanding 7,241,698 and 7,115,279
           shares in 1999 and 2000, respectively                       26,565       27,993
       Retained earnings                                               26,182       12,005
       Accumulated comprehensive loss                                    (321)        (266)
                                                                    ---------    ---------
                                                                       52,547       39,853
                                                                    ---------    ---------
                                                                    $ 111,395    $ 174,805
                                                                    =========    =========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                            NOBLE INTERNATIONAL, LTD.
                       CONSOLIDATED STATEMENTS OF EARNINGS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                            JUNE 30,                      JUNE 30,
                                                                  --------------------------    --------------------------
                                                                      2000            1999          2000           1999
                                                                  -------------- -----------    -----------    -----------
Net sales                                                         $    23,271    $    21,327    $    48,335    $    42,317
Cost of goods sold                                                     16,118         13,847         33,131         27,121
                                                                  -----------    -----------    -----------    -----------

      Gross profit                                                      7,153          7,480         15,204         15,196

Selling, general and
  administrative expenses                                               3,889          4,175          7,759          8,298
                                                                  -----------    -----------    -----------    -----------

      Operating profit                                                  3,264          3,305          7,445          6,898

Other income (expense)
    Interest income                                                        --             --              3             --
    Interest (expense)                                                   (412)          (334)          (927)          (866)
    Sundry, net                                                           (27)           (32)           (17)           158
                                                                  -----------    -----------    -----------    -----------
                                                                         (439)          (366)          (941)          (708)
Earnings from continuing operations before income taxes
                                                                  -----------    -----------    -----------    -----------
     and extraordinary item                                             2,825          2,939          6,504          6,190
        Income tax expense                                              1,086          1,076          2,457          2,305
                                                                  -----------    -----------    -----------    -----------
Net earnings from continuing operations before
  extraordinary item                                                    1,739          1,863          4,047          3,885
        Preferred stock dividends                                          13             18             27             35
Net earnings from continuing operations on common shares
                                                                  -----------    -----------    -----------    -----------
        before extraordinary item                                       1,726          1,845          4,020          3,850

Net earnings (loss) from discontinued operations                           --            446           (115)         1,251

Gain on sale of discontinued operations
  (less income tax of $6,660)                                              --             --         11,200             --

                                                                  -----------    -----------    -----------    -----------
Net earnings before extraordinary item                                  1,726          2,291         15,105          5,101

Extraordinary item - loss from extinguishment of debt
  (less income tax of $203)                                                --             --           (394)            --

Net earnings on common shares                                     $     1,726    $     2,291    $    14,711    $     5,101
                                                                  ===========    ===========    ===========    ===========

BASIC EARNINGS PER COMMON SHARE:
    Earnings per common from continuing operations
      before extraordinary item                                   $      0.24    $      0.26    $      0.56    $      0.54
                                                                  -----------    -----------    -----------    -----------
    Earnings per common share - discontinued operations           $        --    $      0.06    $      1.53    $      0.17
                                                                  -----------    -----------    -----------    -----------
    Extraordinary item - loss from extinguishment of debt         $        --    $        --    $     (0.06)   $        --
                                                                  -----------    -----------    -----------    -----------
    Earnings per common share                                     $      0.24    $      0.32    $      2.03    $      0.71
                                                                  -----------    -----------    -----------    -----------

    Dividends declared and paid                                   $     0.075    $        --    $     0.075    $        --
                                                                  -----------    -----------    -----------    -----------

EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
    Net earnings from continuing operations and before
      extraordinary item                                          $     1,726    $     1,845    $     4,020    $     3,850
    Proforma reduction in interest on convertible debentures              186            157            248            157
                                                                  -----------    -----------    -----------    -----------
    Proforma net earnings from continuing operations before
      extraordinary item                                                1,912          2,002          4,268          4,007
    Net earnings (loss) from discontinued operations                       --            446           (115)         1,251
    Gain on sale of discontinued operations
      (less income tax of $6,660)                                          --             --         11,200             --
                                                                  -----------    -----------    -----------    -----------
    Proforma net earnings before extraordinary item                     1,912          2,448         15,353          5,258
    Extraordinary item - loss from extinguishment of debt
      (less income tax of $203)                                            --             --           (394)            --
                                                                  -----------    -----------    -----------    -----------
    Proforma net earnings on common shares assuming dilution      $     1,912    $     2,448    $    14,959    $     5,258
                                                                  ===========    ===========    ===========    ===========

EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
    Earnings per common from continuing operations before
      extraordinary item                                          $      0.23    $      0.23    $      0.52    $      0.50
                                                                  -----------    -----------    -----------    -----------
    Earnings per common share - discontinued operations           $        --    $      0.06    $      1.35    $      0.16
                                                                  -----------    -----------    -----------    -----------
    Extraordinary item - loss from extinguishment of debt         $        --    $        --    $     (0.05)   $        --
                                                                  -----------    -----------    -----------    -----------
    Earnings per common share                                     $      0.23    $      0.29    $      1.82    $      0.66
                                                                  -----------    -----------    -----------    -----------


Basic weighted average common shares outstanding                    7,170,938      7,177,998      7,202,494      7,168,612
                                                                  -----------    -----------    -----------    -----------
Diluted weighted average common shares and equivalents              8,547,741      8,511,264      8,199,420      8,006,052
                                                                  -----------    -----------    -----------    -----------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                            NOBLE INTERNATIONAL, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                 ----------------------
                                                                                   2000          1999
                                                                                 ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net earnings from continuing operations                                    $  3,653    $  3,885
       Adjustments to reconcile net earnings to
            net cash provided by operations
                 Interest paid in kind                                                 354         313
                 Depreciation of property, plant and equipment                       2,711       2,193
                 Amortization of goodwill                                            1,058       1,005
                 Deferred income taxes                                                 247         599

       Changes in operating assets and liabilities, net of business acquisition
                 Increase in accounts receivable                                    (2,292)     (1,694)
                 Decrease (increase) in inventories                                    915        (355)
                 Decrease in prepaid expenses                                        1,028         116
                 Decrease in other assets                                            1,434         265
                 Increase (decrease) in accounts payable                              (257)      2,646
                 Increase in income taxes payable                                    1,945          69
                 Decrease in accrued liabilities                                    (1,643)     (1,315)
                                                                                  --------    --------

                      Net cash provided by continuing operations                     9,153       7,727
                      Net cash used by discontinued operations                        (115)    (13,878)
                      Net cash from sale of discontinued operations                 80,689          --
                                                                                  --------    --------
                      Net cash provided (used) by operations                        89,727      (6,151)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property, plant and equipment                                    (7,053)     (6,936)
                                                                                  --------    --------
                Net cash (used in) investing activities                             (7,053)     (6,936)


CASH FLOWS FROM FINANCING ACTIVITIES

       Repayments of notes payable - related parties                                (5,000)     (1,111)
       Capital lease payments                                                          (25)       (162)
       Net proceeds used for redemption of common stock                             (1,428)        181
       Redemption of convertible subordinated debentures                            (5,688)         --
       Redemption of redeemable preferred stock                                         --         (75)
       Dividends paid                                                                 (561)        (35)
       Redemption of preferred stock of subsidiary                                      --          --
       Payments on long-term debt                                                   (2,159)       (366)
       Net proceeds (repayments) on note payable to bank                           (68,456)     14,941
                                                                                  --------    --------

                      Net cash provided (used) by financing activities             (83,317)     13,373

Effect of exchange rate changes on cash                                                 --          --
                                                                                  --------    --------

                      Net decrease in cash                                            (643)        286

Cash at beginning of period                                                            685         810
                                                                                  --------    --------

Cash at end of period                                                             $     42    $  1,096
                                                                                  ========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURE
       Cash paid for:
            Interest                                                              $  1,107    $    856
                                                                                  ========    ========

            Taxes                                                                 $  3,886    $  1,461
                                                                                  ========    ========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                            NOBLE INTERNATIONAL, LTD.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (UNAUDITED, IN THOUSANDS)


                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                 JUNE 30,               JUNE 30,
                                                          --------------------    --------------------
                                                            2000         1999       2000        1999
                                                          --------    --------    --------    --------
Net earnings                                              $  1,726    $  2,291    $ 14,711    $  5,101

Other comprehensive loss,
    equity adjustment from foreign currency translation        (34)        (82)        (55)        (21)
                                                          --------    --------    --------    --------

Comprehensive income                                      $  1,692    $  2,209    $ 14,656    $  5,080
                                                          ========    ========    ========    ========




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

The accompanying consolidated interim financial statements as of and for the six months ended June 30, 2000 and for the period ended December 31, 1999, include Noble International, Ltd. and its wholly-owned subsidiaries, Noble Component Technologies, Inc. ("NCT"); Monroe Engineering Products, Inc. ("Monroe"), Cass River Coating, Inc. (dba Vassar Industries, "Vassar"), Skandy Corp. ("Skandy"), Utilase Production Process, Inc. ("UPP"), Noble Metal Forming, Inc. ("NMF"), Noble Metal Processing, Inc. ("NMP"), Noble Land Holdings, Inc. ("Land Holdings"), Noble Canada, Inc. ("Noble Canada"), Noble Canada Holdings Limited ("NCH"), Tiercon Plastics, Inc. ("TPI"), Noble Components & Systems, Inc. ("NCS"), Noble Technologies, Inc. ("NTI"), Noble Metal Processing Canada, Inc. ("NMPC"), Noble Canada II, Inc. ("Noble Canada II"), Tiercon Coatings, Inc. ("TCI"), Noble Metal Processing-Midwest, Inc. ("NMPW"), and Noble Canada Holdings II Ltd. ("NCHII") and Tiercon Industries, Inc. ("Tiercon") (collectively, "Noble" or the "Company"). On July 31, 1999 TPI, TCI and Noble Canada II were amalgamated with and into Tiercon. Simultaneously, NCH, NCHII and Noble Canada were amalgamated with and into Noble Canada. TPI and TCI continued to operate as separate divisions of Tiercon. All significant intercompany balances and transactions have been eliminated in consolidation.

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

During the six months ended June 30, 2000, the Company redeemed $5.688 million of its 6% Convertible Subordinated Debentures. The unamortized portion of issuance costs related to the redeemed debentures together with premium and certain transaction costs were accordingly expensed and are reported as an extraordinary item.

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

NOTE C--INVENTORIES


Inventories at June 30, 2000 and December 31, 1999 consisted of the following (in thousands):

                                        JUNE 30,    DECEMBER 31,
                                          2000          1999
                                         ------        ------
Raw materials and purchased parts        $1,374        $2,437
Work in process                             825           649
Finished goods                            2,335         2,607
Unbilled customer tooling                 1,470         1,226
                                         ------        ------
                                         $6,004        $6,919

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

The Company's operations by business segment for the six months ended June 30, 2000 follows (in thousands):

                                             METAL                             SEGMENT
                                           PROCESSING      DISTRIBUTION         TOTALS
                                           ----------      ------------       ----------
Revenues from external customers             $ 46,162          $  2,173       $  48,335
Interest income                                  -                -                -
Interest expense                                2,924                61           2,985
Depreciation and amortization                   3,331               146           3,477
Segment profit pre tax                          5,104               504           5,608

Segment assets                                100,832             6,451         107,283
Expenditure for segment assets                  7,053                29           7,082

RECONCILIATION TO CONSOLIDATED AMOUNTS

EARNINGS
Total earnings for reportable segments                                     $  5,608
Unallocated corporate headquarters expense                                      896
                                                                           --------
                  Earnings from continuing operations before income
                                    taxes and extraordinary item           $  6,504
                                                                           ========


ASSETS
Total assets for reportable segments                                       $107,283
Net assets of discontinued operations                                         1,344
Corporate headquarters                                                        2,768
                                                                           --------
         Total consolidated assets                                         $111,395
                                                                           ========

OTHER SIGNIFICANT ITEMS

                                            SEGMENT                        CONSOLIDATED
                                            TOTALS         ADJUSTMENTS        TOTALS
                                           ----------      ------------    -------------
Interest expense                             $  2,985          $ (2,058)       $    927
Expenditures for segment assets                 7,082               (29)          7,053
Depreciation and amortization                   3,477               292           3,769

GEOGRAPHIC INFORMATION

                                       LONG-LIVED
                       REVENUES          ASSETS
                       --------        ----------
United States           $39,164          $80,762
Canada                    9,123            2,177
Mexico                       48               --
                        -------          -------
         Total          $48,335          $82,939
                        =======          =======

The Company's operations by business segment for the six months ended June 30, 1999 follows (in thousands):

                                             METAL                            SEGMENT
                                           PROCESSING       DISTRIBUTION       TOTALS
                                           ----------       ------------     ----------
Revenues from external customers           $   40,254          $  2,063       $  42,317
Interest expense                                2,373               103           2,476
Depreciation and amortization                   2,848               142           2,990
Segment profit pre tax                          5,043               522           5,565
Segment assets                                 87,109             6,764          93,873
Expenditure for segment assets                  6,872                 6           6,878

RECONCILIATION TO CONSOLIDATED AMOUNTS

EARNINGS
Total earnings for reportable segments                              $  5,565
Unallocated corporate headquarters expense                               625
                                                                    --------
         Earnings from continuing operations before income
                  taxes and extraordinary item                      $  6,190
                                                                    ========
ASSETS
Total assets for reportable segments                                $ 93,873
Net assets of discontinued operations                                 58,644
Corporate headquarters                                                 4,953
                                                                    --------
         Total consolidated assets                                  $157,470
                                                                    ========

OTHER SIGNIFICANT ITEMS

                                           SEGMENT                         CONSOLIDATED
                                            TOTALS         ADJUSTMENTS         TOTALS
                                           ----------      -----------       ----------
Interest expense                            $   2,476         $  (1,610)     $      866
Expenditures for segment assets                 6,878                58           6,936
Depreciation and amortization                   2,990               208           3,198

GEOGRAPHIC INFORMATION

                                                                            LONG-LIVED
                                           REVENUES                           ASSETS
                                         ------------                       ------------
United States                            $     34,113                       $    70,686
Canada                                          7,126                             2,217
Mexico                                          1,078
                                         ------------                       -----------
         Total                           $     42,317                       $    72,903
                                         ============                       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         NET SALES. Net sales for the three months ended June 30, 2000 increased 9.1% to $23.271 million from $21.327 million for the comparable quarter of 1999. The increase in sales is substantially due to higher sales arising from acquisition of the Jebco assets in August 1999 (the "Jebco Acquisition"). Net sales for the six months ended June 30, 2000 increased 14.2% to $48.335 million from $42.317 million for the comparable period of 1999. The increase in sales is substantially due to higher laser welded blank sales at NMP, increased steel processing at NMPW and sales arising from the Jebco Acquisition.

         COST OF GOODS SOLD. As a percent of net sales, cost of goods sold for the three month period ended June 30, 2000 increased to 69.3% as compared with 64.9% for the prior year period. As a percent of net sales, cost of goods sold for the six month period ended June 30, 2000 increased to 68.5% as compared with 64.1% for the prior year period. The increase in cost of goods sold as a percent of net sales for the three months and six months ended June 30, 2000 is primarily due to higher material cost required to produce certain new business, including sales arising from the Jebco Acquisition, and the inclusion of costs for certain plant personnel previously reported in selling, general and administrative expenses. The increase in cost of goods sold as a percent of net sales for the three months ended June 30, 2000 was also impacted by certain costs associated with the new metals Processing facility in Shelbyville, Kentucky.

         GROSS PROFIT. The Company's gross profit decreased by 4.4% to $7.153 million for the three months ended June 30, 2000 from $7.480 million for the comparable period of 1999. For the six months ended June 30, 2000, the Company's gross profit increased by .1% to $15.204 million from $15.196 million for the comparable period of 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $.286 million, or 6.9% for the three month period ended June 30, 2000 as compared to the comparable period of 1999. For the six months ended June 30, 2000, selling, general and administrative expenses decreased by $.539 million, or 6.5% for the six month period ended June 30, 2000 as compared to the comparable period of 1999. The decrease in selling, general and administrative expenses was due primarily to reductions in overhead expenses and the reclassification of costs for certain plant personnel to cost of goods sold for the three months and six months ended June 30, 2000.

         OPERATING PROFIT. As a result of the foregoing factors, operating profit decreased sllightly to $3.264 million for the three months ended June 30, 2000 compared with $3.305 million in the prior period, a decrease of 1.2%. Operating profit increased to $7.445 million for the six months ended June 30, 2000 compared with $6.898 million in the prior period, a increase of 7.9%.

         INTEREST EXPENSE. Interest expense for the three months ended June 30, 2000 increased to $.412 million from $.334 million for the comparable quarter of the prior year. Interest expense for the six months ended June 30, 2000 increased to $.927 million from $.866 million for the comparable period of the prior year. The increase in interest expense reflects increases in lending rates by the Federal Reserve and borrowing for capital expansion.

         NET EARNINGS. As a result of the foregoing factors, net earnings from continuing operations before extraordinary item decreased by $.124 million to $1.739 million for the three months ended June 30, 2000 from earnings of $1.863 million for the prior period. Net earnings from continuing operations before extraordinary item increased by $.162 million to $4.047 million for the six months ended June 30, 2000 from earnings of $3.885 million for the prior period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equipment financing, bank financing and loans from stockholders. The Company's working capital needs and capital equipment requirements have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. The anticipated increase in required working capital and capital equipment requirements are expected to be met from the cash flow from operations, equipment financing and revolving credit borrowings. As of June 30, 2000, the Company had working capital of approximately $8.244 million. Working capital at June 30, 2000, included $1.344 million net assets of discontinued operations and $4.042 million of income taxes payable, most of which is related to sale of the discontinued operations. Total debt includes all borrowing related to both continuing and discontinued operations.

         The Company generated cash flow from continuing operations of $9.153 million for the six months ended June 30, 2000. Net cash provided from continuing operations was primarily the result of net earnings and depreciation and amortization and lower inventories, prepaid expenses, other assets, income taxes currently payable, partially offset by higher accounts receivable, lower accrued liabilities and accounts payable. The Company used cash in discontinued operations of $.115 million prior to the Tiercon Sale on January 11, 2000 for the six months ended June 30, 2000. The Company generated cash of $80.689 million during the six months ended June 30, 2000, net of related cash expenses, from the Tiercon Sale. Cash used in investing activities of $7.053 million for the six months ended June 30, 2000 was for purchase of property, plant and equipment. The Company used cash in financing activities of $83.317 million for the six months ended June 30, 2000. Proceeds from the Tiercon Sale were used to reduce amounts borrowed under the Company's secured revolving credit facility (the "Credit Facility") with Comerica Bank, N.A. The Company repaid a $5.000 million term note payable to the Chief Executive Officer of the Company, redeemed $5.688 million of 6% Convertible Subordinated Debentures and repurchased $1.428 million of its common shares. The Company declared a dividend of $.075 per common share with a record date of June 15, 2000, which was paid on June 30, 2000. Expenditures for property, plant and equipment were primarily to fund equipment purchases for NMP's new facility in Shelbyville, Kentucky which was substantially completed by June 2000.

         The amount of the Credit Facility was $105 million at December 31, 1999, subsequently amended to a $50 million facility following the Tiercon Sale and use of $86.0 million cash proceeds to repay borrowings outstanding under the Credit Facility. The Credit Facility expires in May 2002, is secured by the assets of Noble and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for multi-currency loans. Borrowing options include a eurocurrency rate or a base rate. Advances under the Credit Facility during the three months ended June 30, 2000 bore interest at the rate of approximately 8.4% per annum. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $25 million. The Company is in compliance with the terms of the Credit Facility.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 19% of the total revenues for the six months ended June 30, 2000. The Company's primary foreign currency exposure is the Canadian Dollar. The Company manages its exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company's annual meeting of Stockholders was held on May 5, 2000. The Company has a staggered Board of Directors, Daniel W. Sampson, Jonathan P. Rye and Richard K. Mastain were elected to the Company's Board of Directors. Each of the nominees was an incumbent director. Of the 7,219,698 shares issued, outstanding and entitled to vote at the Annual Meeting, 6,007,538 shares were voted in favor of Messrs. Sampson, Rye and Mastain and 291,800 shares were voted against each.

           The ratification of Grant Thornton LLP as independent public accountants of the Company was also approved, with 6,260,587 shares voted for approval and 38,750 shares voted against.

ITEM 5.  OTHER INFORMATION

           Inapplicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  27.1     Financial Data Schedule



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NOBLE INTERNATIONAL, LTD.


Dated:  August 14, 2000                     By:/s/ Daniel W. Sampson
                                               -------------------------
                                               Daniel W. Sampson,
                                               Chief Financial Officer

                                 Exhibit Index

Exhibit No.                 Description
---------                   -----------
    27                      Financial Data Schedule