Form 10-Q
period 2000-09-30
NOBLE INTERNATIONAL LTD
filed 2000-11-16
CIK 1034258

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT   OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                                -----------     ----------------

Commission File Number:   001-13581
                        --------------

                            NOBLE INTERNATIONAL, LTD.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                              38-3139487
  ---------------------------------            ----------------------
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification Number)

                       20101 Hoover Rd., Detroit, MI 48205
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (313) 245-5600
                                -----------------
              (Registrant's telephone number, including area code)


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

         The number of shares of the registrant's common stock, $.001 par value, outstanding as of September 30, 2000 was 6,902,629.

                            NOBLE INTERNATIONAL, LTD.
                                 FORM 10-Q INDEX

This report contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and is subject to the safe harbor created by that section. Statements regarding future operating performance, new programs expected to be launched and other future prospects and developments are based upon current expectations and involve certain risks and uncertainties that could cause actual results and developments to differ materially. Potential risks and uncertainties include such factors as demand for the company's products or services, pricing, the company's growth strategy, including its ability to consummate and successfully integrate future acquisitions, industry cyclicality and seasonality, the company's ability to continuously improve production technologies, activities of competitors and other risks detailed in the company's Annual Report on Form 10-K for the year ended December 31, 1999 and other filings with the Securities and Exchange Commission.

                                                                                                               PAGE
PART I -  FINANCIAL INFORMATION................................................................................  3

Item 1.   Financial Statements.................................................................................  3

          Consolidated Balance Sheets as of September 30, 2000
          (unaudited) and December 31, 1999....................................................................  3

          Consolidated Statements of Earnings (unaudited) for the
          Three Month and Nine Month Periods Ended September  30, 2000 and 1999................................  4

          Consolidated Statements of Cash Flows (unaudited) for the
          Nine Month Period Ended September 30, 2000 and 1999..................................................  5

          Consolidated Statements of Comprehensive Income (unaudited)
          for the Three Month and Nine Month Periods Ended September 30, 2000 and 1999.........................  6

          Notes to Consolidated Interim Financial Statements...................................................  7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................................................ 11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........................................... 13

PART II - OTHER INFORMATION.................................................................................... 14

Item 1.   Legal Proceedings.................................................................................... 14

Item 2.   Changes in Securities and Use of Proceeds............................................................ 14

Item 3.   Defaults Upon Senior Securities...................................................................... 14

Item 4.   Submission of Matters to a Vote of Security Holders.................................................. 14

Item 5.   Other Information.................................................................................... 14

Item 6.   Exhibits and Reports on Form 8-K..................................................................... 14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            NOBLE INTERNATIONAL, LTD.
                           CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)

                                                                              SEPTEMBER 30,         DECEMBER 31,
ASSETS                                                                            2000                  1999
                                                                            ------------------    ------------------
CURRENT ASSETS
       Cash and cash equivalents                                                        $ 509                 $ 685
       Accounts receivable, trade                                                      21,514                14,088
       Inventories                                                                      7,129                 6,919
       Prepaid expenses and other assets                                                1,727                 1,789
       Income taxes currently refundable                                                    -                 1,438
       Deferred income taxes                                                              248                   258
       Net assets of discontinued operations                                                -                67,210
                                                                            ------------------    ------------------
           Total Current Assets                                                        31,127                92,387
PROPERTY, PLANT AND EQUIPMENT, NET                                                     59,751                54,628
OTHER ASSETS
       Goodwill                                                                        49,657                24,716
       Covenants not to compete                                                         1,316                   981
       Sundry                                                                           1,818                 2,093
                                                                            ------------------    ------------------
           Total Other Assets                                                          52,791                27,790
                                                                            ------------------    ------------------
                                                                                    $ 143,669             $ 174,805
                                                                            ==================    ==================

LIABILITIES AND EQUITY
CURRENT LIABILITIES
       Current maturities of long-term debt                                             $ 530                 $ 778
       Current maturities of notes payable - related parties                                -                 5,000
       Accounts payable                                                                10,655                 9,784
       Accrued liabilities                                                              8,144                 4,846
       Income taxes payable                                                             1,777                     -
                                                                            ------------------    ------------------


           Total Current Liabilities                                                   21,106                20,408

LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES                                           49,342                86,915
NOTES PAYABLE - RELATED PARTIES, EXCLUDING CURRENT MATURITIES                               -                     -
CONVERTIBLE SUBORDINATED DEBENTURES                                                    16,252                21,536
JUNIOR SUBORDINATED NOTES                                                               3,359                 3,359
DEFERRED INCOME TAXES                                                                   2,458                 2,221
PUTABLE COMMON STOCK                                                                    2,030
REDEEMABLE PREFERRED STOCK                                                                438                   513
SHAREHOLDERS' EQUITY
       Preferred stock, $100 par value, 10% cumulative,
           authorized 150,000 shares                                                        -                     -
       Paid-in capital - warrants, $10 per common share exercise
           price, 90,000 warrants outstanding                                             121                   121
       Common stock, $.001 par value, authorized 20,000,000
           shares, issued and outstanding 7,241,698 and 6,902,629
           shares in 1999 and 2000, respectively                                       23,922                27,993
       Retained earnings                                                               25,010                12,005
       Accumulated comprehensive loss                                                    (369)                 (266)
                                                                            ------------------    ------------------
                                                                                       48,684                39,853
                                                                            ------------------    ------------------
                                                                                    $ 143,669             $ 174,805
                                                                            ==================    ==================


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                            NOBLE INTERNATIONAL, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                                      THREE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                             ---------------------------------
                                                                                                 2000                 1999
                                                                                             -----------           -----------
Net sales                                                                                    $    26,320           $    20,645
Cost of goods sold                                                                                20,331                14,379
                                                                                             -----------           -----------


      Gross profit                                                                                 5,989                 6,266

Selling, general and
  administrative expenses                                                                          4,640                 3,472
                                                                                             -----------           -----------

      Operating profit                                                                             1,349                 2,794

Other income (expense)
    Interest income                                                                                 --                       4
    Interest (expense)                                                                              (764)                 (500)
    Sundry, net                                                                                      153                    12
                                                                                             -----------           -----------
                                                                                                    (611)                 (484)
Earnings from continuing operations before income taxes
                                                                                             -----------           -----------
     and extraordinary item                                                                          738                 2,310
        Income tax expense                                                                           305                   820
                                                                                             -----------           -----------
Net earnings from continuing operations before extraordinary item                                    433                 1,490
        Preferred stock dividends                                                                     12                    12
Net earnings from continuing operations on common shares
                                                                                             -----------           -----------
        before extraordinary item                                                                    421                 1,478

Net earnings (loss) from discontinued operations                                                    --                    (215)
Gain (loss) on sale of discontinued operations
    (less income tax of $5,974 year to date and a credit of
     $(688) for the quarter)                                                                      (1,158)                 --

                                                                                             -----------           -----------
Net earnings (loss) before extraordinary item                                                       (737)                1,263
Extraordinary item - gain (loss) from extinguishment of debt
    (less income tax of $156 year to date
    and a credit of $(47) for the quarter)                                                            90                  --

Net earnings (loss) on common shares                                                         $      (647)          $     1,263
                                                                                             ===========           ===========

BASIC EARNINGS PER COMMON SHARE:
    Earnings per common from continuing operations before extraordinary item                 $      0.06           $      0.21
                                                                                             -----------           -----------
    Earnings per common share - discontinued operations                                      $     (0.16)          $     (0.03)
                                                                                             -----------           -----------
    Extraordinary item - loss from extinguishment of debt                                    $      0.01           $      --
                                                                                             -----------           -----------
    Earnings per common share                                                                $     (0.09)          $     (0.18)
                                                                                             -----------           -----------

    Dividends declared and paid                                                              $     0.150           $      --
                                                                                             -----------           -----------

EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
    Net earnings from continuing operations and before extraordinary item                    $       421           $     1,478
    Proforma reduction in interest on convertible debentures                                        --                     245
                                                                                             -----------           -----------
    Proforma net earnings from continuing operations before extraordinary item                       421                 1,723
    Net earnings (loss) from discontinued operations                                                --                    (215)
    Gain on sale of discontinued operations (less income tax of $6,660)                           (1,158)                 --
                                                                                             -----------           -----------
    Proforma net earnings before extraordinary item                                                 (737)                1,508
    Extraordinary item - loss from extinguishment of debt (less income tax of $203)                   90                  --
                                                                                             -----------           -----------
    Proforma net earnings on common shares assuming dilution                                 $      (647)          $     1,508
                                                                                             ===========           ===========


EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
    Earnings per common from continuing operations before extraordinary item                 $      0.06           $      0.21
                                                                                             -----------           -----------
    Earnings per common share - discontinued operations                                      $     (0.16)          $     (0.03)
                                                                                             -----------           -----------
    Extraordinary item - gain (loss) from extinguishment of debt                             $      0.01           $      --
                                                                                             -----------           -----------
    Earnings per common share                                                                $     (0.09)          $     (0.18)
                                                                                             -----------           -----------



Basic weighted average common shares outstanding                                               7,128,866             7,203,003
                                                                                             -----------           -----------
Diluted weighted average common shares and equivalents                                         7,223,501             8,990,564
                                                                                             -----------           -----------

                                                                                                      NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                             ----------------------------------
                                                                                                2000                    1999
                                                                                             -----------           ------------
Net sales                                                                                    $    74,655           $    62,962
Cost of goods sold                                                                                53,462                41,500
                                                                                             -----------           -----------

      Gross profit                                                                                21,193                21,462

Selling, general and
  administrative expenses                                                                         12,399                11,770
                                                                                             -----------           -----------

      Operating profit                                                                             8,794                 9,692

Other income (expense)
    Interest income                                                                                    3                     4
    Interest (expense)                                                                            (1,691)               (1,366)
    Sundry, net                                                                                      136                   170
                                                                                             -----------           -----------
                                                                                                  (1,552)               (1,192)
Earnings from continuing operations before income taxes
                                                                                             -----------           -----------
     and extraordinary item                                                                        7,242                 8,500
        Income tax expense                                                                         2,762                 3,125
                                                                                             -----------           -----------
Net earnings from continuing operations before extraordinary item                                  4,480                 5,375
        Preferred stock dividends                                                                     39                    47
Net earnings from continuing operations on common shares
                                                                                             -----------           -----------
        before extraordinary item                                                                  4,441                 5,328

Net earnings (loss) from discontinued operations                                                    (115)                1,036
Gain (loss) on sale of discontinued operations
    (less income tax of $5,974 year to date and a credit of
     $(688) for the quarter)                                                                      10,042                  --

                                                                                             -----------           -----------
Net earnings (loss) before extraordinary item                                                     14,368                 6,364
Extraordinary item - gain (loss) from extinguishment of debt
    (less income tax of $156 year to date
    and a credit of $(47) for the quarter)                                                          (304)                 --
Net earnings (loss) on common shares                                                         $    14,064           $     6,364
                                                                                             ===========           ===========

BASIC EARNINGS PER COMMON SHARE:
    Earnings per common from continuing operations before extraordinary item                 $      0.62           $      0.74
                                                                                             -----------           -----------
    Earnings per common share - discontinued operations                                      $      1.38           $      0.14
                                                                                             -----------           -----------
    Extraordinary item - loss from extinguishment of debt                                    $     (0.04)          $      --
                                                                                             -----------           -----------
    Earnings per common share                                                                $      1.96           $      0.88
                                                                                             -----------           -----------

    Dividends declared and paid                                                              $     0.075           $      --
                                                                                             -----------           -----------
EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
    Net earnings from continuing operations and before extraordinary item                    $     4,441           $     5,328
    Proforma reduction in interest on convertible debentures                                        --                     402
                                                                                             -----------           -----------
    Proforma net earnings from continuing operations before extraordinary item                     4,441                 5,730
    Net earnings (loss) from discontinued operations                                                (115)                1,036
    Gain on sale of discontinued operations (less income tax of $6,660)                           10,042                  --
                                                                                             -----------           -----------
    Proforma net earnings before extraordinary item                                               14,368                 6,766
    Extraordinary item - loss from extinguishment of debt (less income tax of $203)                 (304)                 --
                                                                                             -----------           -----------
    Proforma net earnings on common shares assuming dilution                                 $    14,064           $     6,766
                                                                                             ===========           ===========

EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
    Earnings per common from continuing operations before extraordinary item                 $      0.61           $      0.69
                                                                                             -----------           -----------
    Earnings per common share - discontinued operations                                      $      1.35           $      0.13
                                                                                             -----------           -----------
    Extraordinary item - gain (loss) from extinguishment of debt                             $     (0.04)          $      --
                                                                                             -----------           -----------
    Earnings per common share                                                                $      1.92           $      0.82
                                                                                             -----------           -----------


Basic weighted average common shares outstanding                                               7,177,772             7,180,202
                                                                                             -----------           -----------
Diluted weighted average common shares and equivalents                                         7,327,368             8,291,555
                                                                                             -----------           -----------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                            NOBLE INTERNATIONAL, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                                      NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                           ---------------------------------
                                                                                                 2000             1999
                                                                                           -------------      --------------
CASH FLOWS (USES) FROM OPERATING ACTIVITIES
      Net earnings from continuing operations                                                $  4,176          $  5,375
      Adjustments to reconcile net earnings to
           net cash provided by operations
                Interest paid in kind                                                             836               981
                Depreciation of property, plant and equipment                                   4,141             3,400
                Amortization of goodwill                                                        1,437             1,390
                Deferred income taxes                                                             247               565

      Changes in operating assets and liabilities, net of business acquisition
                Decrease (increase) in accounts receivable                                     (3,371)           (3,915)
                Decrease (increase) in inventories                                               (210)           (1,667)
                Decrease (increase)  in prepaid expenses                                           82              (252)
                Decrease (increase)  in other assets                                             (872)           (2,050)
                Increase (decrease) in accounts payable                                        (1,025)            3,005
                Increase (decrease) in income taxes payable                                     1,928               479
                Increase (decrease) in accrued liabilities                                     (1,062)           (1,788)
                                                                                             --------          --------


                              Net cash provided by continuing operations                        6,307             5,523
                              Net cash used by discontinued operations                           (115)          (17,801)
                              Net cash from sale of discontinued operations                    79,127              --
                                                                                             --------          --------
                              Net cash provided (used) by operations                           85,319           (12,278)

CASH FLOWS (USES) FROM INVESTING ACTIVITIES
      Purchase of property, plant and equipment                                                (8,793)          (10,532)
      Acquisitions of businesses, net of cash acquired                                        (21,988)           (4,168)
                                                                                             --------          --------
                   Net cash (used in) investing activities                                    (30,781)          (14,700)


CASH FLOWS (USES) FROM FINANCING ACTIVITIES

      Repayments of notes payable - related parties                                            (5,000)           (1,361)
      Capital lease payments                                                                      315              (162)
      Redemption of common stock                                                               (4,071)              161
      Redemption of convertible subordinated debentures                                        (6,225)
      Redemption of redeemable preferred stock                                                                     (150)
      Dividends paid                                                                           (1,098)              (47)
      Redemption of preferred stock of subsidiary                                                 (75)
      Payments on long-term debt                                                                 (611)             (616)
      Net proceeds (repayments) on note payable to bank                                       (37,518)           29,819
                                                                                             --------          --------


                                    Net cash provided (used) by financing activities          (54,283)           27,644

Effect of exchange rate changes on cash                                                          --                --
                                                                                             --------          --------


                                     Net Increase in cash                                         255               666

Cash at beginning of period                                                                       254               810
                                                                                             --------          --------


Cash at end of period                                                                        $    509          $  1,476
                                                                                             ========          ========

SUPPLEMENTAL CASH FLOW DISCLOSURE
      Cash paid for:
           Interest                                                                          $  1,875          $  5,433
                                                                                             ========          ========

           Taxes                                                                             $  4,633          $  1,461
                                                                                             ========          ========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                            NOBLE INTERNATIONAL, LTD.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND (LOSS)
                            (UNAUDITED, IN THOUSANDS)

                                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                                  -------------------------------    -------------------------------
                                                                      2000             1999              2000              1999
                                                                  -------------    --------------    -------------     -------------

Net earnings (loss)                                                     $ (647)          $ 1,263          $14,064           $ 6,364

Other comprehensive income (loss)                                          (48)              131             (103)              110
    equity adjustment from foreign currency translation
                                                                  ------------     -------------     ------------      ------------

Comprehensive income                                                    $ (695)          $ 1,394          $13,961           $ 6,474




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

     The accompanying consolidated interim financial statements as of and for the nine months ended September 30, 2000 and as of December 31, 1999, include Noble International, Ltd. and its wholly-owned subsidiaries, Noble Component Technologies, Inc. ("NCT"), Monroe Engineering Products, Inc. ("Monroe"), Cass River Coating, Inc. (dba Vassar Industries, "Vassar"), Skandy Corp. ("Skandy"), Utilase Production Process, Inc. ("UPP"), Noble Metal Forming, Inc. ("NMF"), Noble Metal Processing, Inc. ("NMP"), Noble Land Holdings, Inc. ("Land Holdings"), Noble Canada, Inc. ("Noble Canada"), Noble Canada Holdings Limited ("NCH"), Tiercon Plastics, Inc. ("TPI"), Noble Components & Systems, Inc. ("NCS"), Noble Technologies, Inc. ("NTI"), Noble Metal Processing Canada, Inc. ("NMPC"), Noble Canada II, Inc. ("Noble Canada II"), Tiercon Coatings, Inc. ("TCI"), Noble Metal Processing-Midwest, Inc. ("NMPW"), and Noble Canada Holdings II Ltd. ("NCHII"), Tiercon Industries, Inc. ("Tiercon"), Noble Holdings, Ltd. ("NHL"), Dedicated Services, Inc. ("DSI"), Assured Transportation and Delivery, Inc. ("ATD"), and Central Transportation and Delivery, Inc. ("CTD"), (collectively, "Noble" or the "Company"). On July 31, 1999 TPI, TCI and Noble Canada II were amalgamated with and into Tiercon. Simultaneously, NCH, NCHII and Noble Canada were amalgamated with and into Noble Canada. TPI and TCI continued to operate as separate divisions of Tiercon. All significant intercompany balances and transactions have been eliminated in consolidation.

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

During the nine months ended September 30, 2000, the Company redeemed $6.2 million of its 6% Convertible Subordinated Debentures. The unamortized portion of issuance costs related to the redeemed debentures together with premium and certain transaction costs were accordingly expensed and are reported as an extraordinary item.



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

The sales price for Noble Canada, Vassar and NCT was approximately $79.1 million in cash, plus the conversion of 137,938 shares of the preferred stock of Noble Canada into common stock of Noble Canada (the preferred shares of Noble Canada were exchangeable into common stock of the Company). The Company retained certain real property previously owned by Vassar, valued at approximately $0.8 million, and $1.8 million of accounts receivable of Tiercon.



NOTE C - ACQUISITIONS

On July 20, 2000 the Company, through its wholly owned subsidiary, NHL completed the purchase of all of the outstanding stock of DSI for $20.9 million in cash and 140,000 shares of the Company's common stock. DSI is a Texas based provider of logistics and package delivery services to the automotive industry.

On September 6, 2000 the Company, through its wholly owned subsidiary, NHL, completed the purchase of all the outstanding stock of ATD and CTD for $8.9 million in cash less assumed liabilities which will be determined post closing. ATD is a California based company and CTD is a Delaware based company. Both companies provide logistics and package delivery services to a variety of industries.


The acquisitions of DSI and ATD/CTD are collectively referred to as the ("Logistics Acquisitions"). These acquistions have been accounted for using the purchase method. Preliminary basis goodwill of $25.4 million has been recorded and will be amortized over 20 years.



NOTE D--INVENTORIES


Inventories at September 30, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                SEPTEMBER 30,      DECEMBER 31,
                                                   2000               1999
                                                   ----               ----
         Raw materials and purchased parts       $2,099               $2,437
         Work in process                            581                  649
         Finished goods                           2,755                2,607
         Unbilled customer tooling                1,694                1,226
                                                 ------               ------
                                                 $7,129               $6,919


NOTE E--INDUSTRY SEGMENTS

The Company classifies its operating subsidiaries into three industry segments based on types of products and services: metals processing (NMP, NMPC, NMPW, NMF, UPP and Land Holdings), distribution (Monroe) and logistic's group (ATD, CTD and DSI). The metal processing group provides a variety of laser welding, metal blanking, forming, slitting, cutting and die construction products and services utilizing proprietary laser weld and light die technology. The metal processing group sells direct to automotive OEM's and Tier I suppliers. Monroe distributes tooling components. The logistics group provides customized, time sensitive delivery services to a variety of retail, medical and service businesses, including automobile dealerships and reprographics to a variety of logistics and package delivery services to a variety of industries.

Transactions between the metal processing, distribution and logistics segments are not significant and have been eliminated. Interest expense is allocated to each segment based on the segments actual borrowings from the corporate headquarters, together with a partial allocation of corporate general and administrative expenses. Revenues from external customers are identified geographically based on the customer's shipping destination.

The Company's operations by business segment for the nine months ended September 30, 2000 follows (in thousands):


                                             METAL                                             SEGMENT
                                          PROCESSING      DISTRIBUTION       LOGISTICS         TOTALS
                                          ----------      ------------       ---------         ------
Revenues from external customers             $ 64,056          $  3,196        $  7,403          74,655
Interest income                                  -                -                -               -
Interest expense                                4,396                83             424           4,903
Depreciation and amortization                   5,042               224             266           5,532
Segment profit pre tax                          5,191               719            (132)          5,778
Segment assets                                102,871             6,511          32,019         141,401
Expenditure for segment assets                  8,795                35              (7)          8,823

RECONCILIATION TO CONSOLIDATED AMOUNTS

EARNINGS
Total earnings for reportable segments                                           $  5,778
Unallocated corporate headquarters expense                                          1,464
                                                                                 --------
                  Earnings from continuing operations before income
                                    taxes and extraordinary item                 $  7,242
                                                                                 ========


ASSETS
Total assets for reportable segments                                             $141,401
Net assets of discontinued operations                                                   0
Corporate headquarters                                                              2,268
                                                                                 --------
         Total consolidated assets                                               $143,669
                                                                                 ========

OTHER SIGNIFICANT ITEMS

                                             SEGMENT                           CONSOLIDATED
                                              TOTALS          ADJUSTMENTS        TOTALS
                                           ----------         -----------      ------------
Interest expense                             $  4,903          $ (3,212)       $  1,691
Expenditures for segment assets                 8,823               (30)          8,793
Depreciation and amortization                   5,532                46           5,578

GEOGRAPHIC INFORMATION

                                                                              LONG-LIVED
                                            REVENUES                            ASSETS
                                           ----------                         ----------
United States                            $     32,369                      $    106,211
Canada                                         11,703                             3,197
Mexico                                         30,583                               -
                                         ------------                      ------------
         Total                           $     74,655                      $    109,408
                                         ============                      ============

The Company's operations by business segment for the Nine months ended September 30, 1999 follows (in thousands):

                                             METAL                                             SEGMENT
                                          PROCESSING       DISTRIBUTION      LOGISTICS         TOTALS
                                          ----------       ------------      ---------         ------
Revenues from external customers           $   59,880         $   3,082           $   0      $   62,962
Interest income                                     4                 0               0               4
Interest expense                                3,787               146               0           3,933
Depreciation and amortization                   4,266               214               0           4,480
Segment profit pre tax                          6,484               819               0           7,303
Segment assets                                 96,681             6,717               0         103,398
Expenditure for segment assets                 10,469                31               0          10,500




RECONCILIATION TO CONSOLIDATED AMOUNTS

EARNINGS
Total earnings for reportable segments                             $  7,303
Unallocated corporate headquarters expense                            1,197
                                                                   --------
         Earnings from continuing operations before income
                  taxes and extraordinary item                     $  8,500
                                                                   ========
ASSETS
Total assets for reportable segments                               $103,398
Net assets of discontinued operations                                65,921
Corporate headquarters                                                4,878
                                                                   --------
         Total consolidated assets                                 $174,197
                                                                   ========


OTHER SIGNIFICANT ITEMS

                                            SEGMENT                        CONSOLIDATED
                                            TOTALS          ADJUSTMENTS        TOTALS
                                           ----------       -----------       ----------
Interest expense                            $   3,933            (2,567)          1,366
Expenditures for segment assets                10,500                32          10,532
Depreciation and amortization                   4,480               310           4,790

GEOGRAPHIC INFORMATION

                                                                            LONG-LIVED
                                           REVENUES                           ASSETS
                                         ------------                       -----------
United States                            $     51,489                       $    76,979
Canada                                         10,481                             2,132
Mexico                                            965                                 0
Europe/Other                                       27                                 0
                                         ------------                       -----------
         Total                           $     62,962                       $    79,111
                                         ============                       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         NET SALES. Net sales for the three months ended September 30, 2000 increased 27.5% to $26.3 million from $20.7 million for the comparable quarter of 1999. The increase in sales is substantially due to higher sales arising from the Logistics Acquisitions. Net sales for the nine months ended September 30, 2000 increased 18.6% to $74.7 million from $63.0 million for the comparable period of 1999. The increase in sales is substantially due to higher laser welded blank sales at NMP, increased steel processing at NMPW and sales arising from the Logistics Acquisitions.

         COST OF GOODS SOLD. As a percent of net sales, cost of goods sold for the three month period ended September 30, 2000 increased to 77.2% as compared with 69.6% for the prior year period. As a percent of net sales, cost of goods sold for the nine month period ended September 30, 2000 increased to 71.6% as compared with 65.9% for the prior year period. The increase in cost of goods sold as a percent of net sales for the three months and nine months ended September 30, 2000 is primarily due to higher material cost required to produce certain new business and the inclusion of costs for certain plant personnel previously reported in selling, general and administrative expenses. The increase in cost of goods sold as a percent of net sales for the three months and nine months ended September 30, 2000 were also impacted by certain costs associated with the new metals Processing facility in Shelbyville, Kentucky.

         GROSS PROFIT. The Company's gross profit decreased by 4.4% to $6.0 million for the three months ended September 30, 2000 from $6.3 million for the comparable period of 1999. For the nine months ended September 30, 2000, the Company's gross profit decreased by 1.3% to $21.2 million from $21.5 million for the comparable period of 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.2 million, or 33.6%, for the three month period ended September 30, 2000 as compared to the comparable period of 1999. For the nine months ended September 30, 2000, selling, general and administrative expenses increased by $0.6 million, or 5.3%, as compared to the comparable period of 1999. The increase in selling, general and administrative expenses was due primarily to the Logistics Acquisitions partially offset by the reclassification of expenses to cost of goods sold for the three months and nine months ended September 30, 2000.

         OPERATING PROFIT. As a result of the foregoing factors, operating profit decreased to $1.3 million for the three months ended September 30, 2000 compared with $2.8 million in the prior year period, a decrease of 51.7%. Operating profit decreased to $8.8 million for the nine months ended September 30, 2000 compared with $9.7 million in the prior year period, a decrease of 9.3%.

         INTEREST EXPENSE. Interest expense for the three months ended September 30, 2000 increased to $0.8 million from $.0.5 million for the comparable quarter of the prior year. Interest expense for the nine months ended September 30, 2000 increased to $1.7 million from $1.4 million for the comparable period of the prior year. The increase in interest expense reflects increases in lending rates by the Federal Reserve and borrowing for capital expansion.

         NET EARNINGS. As a result of the foregoing factors, net earnings from continuing operations before extraordinary item decreased by $1.1 million to $0.4 million for the three months ended September 30, 2000 from earnings of $1.5 million for the prior year period. Net earnings from continuing operations before extraordinary item decreased by $0.9 million to $4.4 million for the nine months ended September 30, 2000 from earnings of $5.3 million for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equipment financing, bank financing and loans from stockholders. The Company's working capital needs and capital equipment requirements have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. The anticipated increase in required working capital and capital equipment requirements are expected to be met from the cash flow from operations, equipment financing and revolving credit borrowings. As of September 30, 2000, the Company had working capital of approximately $10.0 million.

         The Company generated cash flow from continuing operations of $6.3 million for the nine months ended September 30, 2000. Net cash provided from continuing operations was primarily the result of net earnings, depreciation and amortization and increased income taxes payable, partially offset by higher accounts receivable, inventories, prepaid expenses, other assets, lower accrued liabilities, income taxes payable and accounts payable. The Company used cash in discontinued operations of $0.1 million prior to the Tiercon Sale on January 11, 2000 for the nine months ended September 30, 2000. The Company generated cash of $79.1 million during the nine months ended September 30, 2000, net of related cash expenses, from the Tiercon Sale. Cash used in investing activities of $30.8 million for the nine months ended September 30, 2000 was for the Logistics Acquisitions and the purchase of property, plant and equipment. The Company used cash in financing activities of $54.3 million for the nine months ended September 30, 2000. Proceeds from the Tiercon Sale were used to reduce amounts borrowed under the Company's secured revolving credit facility (the "Credit Facility") with Comerica Bank, N.A. The Company repaid a $5.0 million term note payable to the Chief Executive Officer of the Company, redeemed $6.2 million of 6% Convertible Subordinated Debentures and repurchased $4.1 million of its common shares. The Company declared a quarterly dividend of $.075 per common share with record dates of June 15, 2000 and September 15, 2000, which were paid on June 30, 2000 and September 30, 2000, respectively. Expenditures for property, plant and equipment were primarily to fund equipment purchases for NMP's new facility in Shelbyville, Kentucky which was substantially completed in September 2000.

         The amount of the Credit Facility was $105 million at December 31, 1999, subsequently amended to a $50 million facility following the Tiercon Sale and use of $86.0 million cash proceeds to repay borrowings outstanding under the Credit Facility. The Credit Facility was amended in October 2000 and increased to $55 million. The Company is currently negotiating an increase in its Credit Facility of up to $20 million for potential acquisitions and working capital needs. The Credit Facility expires in May 2002, is secured by the assets of Noble and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for multi-currency loans. Borrowing options include a eurocurrency rate or a base rate. Advances under the Credit Facility during the three months ended September 30, 2000 bore interest at the rate of approximately 8.4% per annum. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $25 million.

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



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 16% of the total revenues for the nine months ended September 30, 2000. The Company's primary foreign currency exposure is the Canadian Dollar. The Company manages its exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

           Inapplicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

           During the nine months ended September 30, 2000 the Company has redeemed $6.2 million of its 6% Convertible Subordinated Debentures (the "Debentures"), financed with proceeds from the Company's Credit Facility. The Debentures were sold in July 1998 as part of the Company's private offering of $20.76 million in principal amount of Debentures pursuant to Regulation S under the Securities Act of 1933 as amended. In addition, during the nine months ended September 30, 2000, the Company purchased $4.1 million of its common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Inapplicable

ITEM 5.  OTHER INFORMATION

           Inapplicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)      Exhibits
  27.1     Financial Data Schedule
  (b) Reports of Form 8-K. The following current reports on Form 8-K were filed during the third quarter of 2000.

           (i) Report on Form 8-K filed on August 7, 2000, concerning the acquisition of all of the issued and outstanding stock of Dedicated Services, Inc., by the Company's wholly owned subsidiary, Noble Holdings, Ltd.

           (ii) Report on Form 8-K filed on September 21, 2000 concerning the acquisition of all of the issued and outstanding stock of Assured Transportation and Delivery, Inc., and Central Transportation and Delivery, Inc., by the Company's wholly owned subsidiary, Noble Holdings, Ltd.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NOBLE INTERNATIONAL, LTD.


Dated:  November 14, 2000          By:/s/ David V. Harper
                                      ------------------------------------------
                                      David V. Harper
                                      Vice President and Chief Financial Officer

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
     27                       Financial Data Schedule
