Form 10-K
period 2000-12-31
NOBLE INTERNATIONAL LTD
filed 2001-04-02
CIK 1034258

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM __________ TO __________

                  Commission File No.: 001-13581

                            NOBLE INTERNATIONAL, LTD.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                      38-3139487
       (State of incorporation)                            (I.R.S. Employer
                                                          Identification No.)
          20101 HOOVER ROAD
          DETROIT, MICHIGAN                                     48205
        (Address of principal                                 (Zip Code)
          executive offices)
       Registrant's telephone number, including area code: (313) 245-5600

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

          Title of each class          Name of each exchange on which registered
          COMMON STOCK, $.001                            NASDAQ

                                -------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of common stock, $.001 par value ("Common Stock") held by non-affiliates of the registrant as of March 28, 2001, was approximately $31 million based upon the average of the high and low sales prices for the Common Stock on the NASDAQ on such date.

     The number of shares of the registrant's Common Stock outstanding as of March 30, 2001 was 6,611,950.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2001 Annual Meeting to be held May 9, 2001 (the "2001 Proxy Statement").

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

                                     PART I

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     Noble International, Ltd. ("Noble") was incorporated on October 3, 1993 in the State of Michigan. On June 29, 1999 Noble reincorporated in the State of Delaware. Since its formation in 1993, Noble has completed 16 significant acquisitions (the "Acquisitions"). As used in this Annual Report (the "Report"), the term "Company" refers to Noble and its subsidiaries and their combined operations, after consummation of all the Acquisitions.

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

     On July 31, 1999 TPI and TCI were combined with and into Tiercon Industries, Inc. ("Tiercon"). TPI and TCI continued to operate as separate divisions of Tiercon. On August 31, 1999 the Company purchased certain assets of Jebco Manufacturing, Inc. ("Jebco").

     On January 11, 2000 the Company completed the sale of all of the outstanding capital stock of its subsidiary Noble Canada Inc. ("Noble Canada") including Noble Canada's wholly-owned subsidiary Tiercon (the sale of Noble Canada and Tiercon is hereinafter referred to as the "Tiercon Sale"). In addition, as part of the Tiercon Sale, the Company through its wholly owned subsidiary Noble Component Systems ("NCS"), sold all of the outstanding capital stock of NCS's wholly owned subsidiaries Vassar and NCT (See Note B to the Consolidated Financial Statements of the Company included elsewhere herein). Collectively Noble Canada, Tiercon, Vassar and NCT comprised all of the operating companies previously classified as the Company's plastics and coatings industry segment. Unless otherwise indicated, the information presented in Item 1 herein includes only results of the Company's current operations. The results of the operations sold in connection with the Tiercon Sale are reported as discontinued operations in the financial information presented herein.

     On July 20, 2000 the Company, through its wholly owned subsidiary, Noble Logistic Services, Inc. ("NLS"), (formerly Noble Holdings, Inc.), completed the purchase of all of the outstanding capital stock of DSI Holdings, Inc. ("DSI") for $20.9 million in cash and 156,114 shares of the Company's common stock. DSI is a Texas based provider of logistics and package delivery services to the automotive industry.

     On September 6, 2000 the Company, through its wholly owned subsidiary, NLS, completed the purchase of all the outstanding capital stock of Assured Transportation & Delivery, Inc. ("ATD") and its affiliate, Central Transportation & Delivery, Inc. ("CTD") for $8.9 million less certain assumed liabilities which were determined post closing. Both ATD and CTD provide logistics and package delivery services to a variety of industries.

     The acquisitions of DSI, ATD and CTD are collectively referred to as the ("Logistics Acquisitions").

     On December 16, 2000 the Company, through its wholly owned subsidiary, Monroe, completed the purchase of all of the assets of Pro Motorcar Products, Inc. ("PMP") and its affiliated distribution company, Pro Motorcar Distribution, Inc. ("PMD") for $1.1 million and $350,000, respectively. PMP is a leading provider of paint thickness gauges, inspection instruments, preparation and application tools for the paint, auto body and equipment industry.

     On February 16, 2001, the Company acquired a 49% interest in S.E.T. Steel, Inc. ("SET") for $3.0 million (the "SET Acquisition"). SET is a Qualified Minority Business Enterprise, providing metal processing services to the original equipment manufacturers ("OEMs"). Contemporaneously with the SET Acquisition, the Company, through its wholly owned subsidiary NTI, sold all of the capital stock of NMPM and NMF to SET for $27.2 million (the "SET Sale").

     Following the SET Sale, the Company's wholly owned metal processing group consisted of NMP and UPP.

     Currently, the Company's operating subsidiaries are organized into three divisions based upon the products and services produced. These divisions include metal processing (NMP and UPP), logistics (DSI, ATD and CTD) and distribution (Monroe, PMP and PMD).

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     See Note M to the Consolidated Financial Statements of the Company included elsewhere herein for information on the Company's operations by industry segment for the years ended December 31, 1998, 1999 and 2000.

NARRATIVE DESCRIPTION OF BUSINESS

     As of December 31, 2000 the Company had three primary businesses. The Company is a leading supplier to the automotive industry, a leading provider of regional logistics services, and a distributor of tooling components and paint gauges.

     As a leading supplier of automotive components, component assemblies and value-added services to the automotive industry, the Company's customers include OEMs, such as General Motors ("GM"), DaimlerChrysler AG ("DCX"), Ford Motor Company ("Ford") and Mitsubishi Motors Manufacturing of America ("Mitsubishi"), as well as other companies which are suppliers to OEMs ("Tier I suppliers"), such as Textron Automotive Company, Magna International and GM/Delphi. The Company, as a Tier II supplier, provides integrated manufacturing, design, planning, engineering and other value-added services to the automotive market.

     The Company's primary automotive operations include: (i) laser welding of automotive tailored blanks; (ii) laser welding and cutting of components; and
(iii) assembly of automotive components.

     As a leading provider of same day delivery services, the Company operates 23 locations in 15 states, primarily in the southwest and western regions of the United States. The Company services a diverse array of customers, including Cardinal Health, Bergen-Brunswig, Gulf States Toyota and BPS Reprographics.

     As a distributor of tooling components and paint products, the Company provides products to a variety of customers through catalog sales and regional distributors. Customers of these distributors include GM, DCX and Deere & Company.

Metal Processing.
-----------------

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

     Laser Welding of Tailored Blanks. The Company supplies laser welded tailored blanks to the automotive industry. Laser welding of blanks offers significant advantages over other blank welding technologies, including cost, weight and safety benefits. The Company has developed a technology and production process that permits it to produce laser welded blanks more quickly and with higher quality and tolerance levels than its competitors. In 1995 and 2000, the UltraLight Steel Auto Body Consortium, a worldwide industry association of steel producers, commissioned a study which concluded that laser welded tailored blanks will play a significant role in car manufacturing in the next decade as the automotive industry is further challenged to produce lighter cars for better fuel economy, with enhanced safety features and lower manufacturing costs. In addition, the study identified 21 potential applications for laser welding of tailored blanks per vehicle. The Company has identified an additional 9 potential applications.

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

     Metal Stamping. NMF manufactures and assembles a variety of automotive components utilizing progressive die stampings and welding. Progressive die stamping is a process in which steel is passed through a series of dies in a stamping press in order to form the steel into three-dimensional parts. NMF's stamping presses range in size from 75 tons to 800 tons, providing the flexibility to stamp flat-rolled steel and steel blanks ranging in thickness from .028 inches to .25 inches. NMF's products are sold primarily to both OEMs and Tier I suppliers. NMF's stamping operations also include the production of parts through extrusion stamping, a process that involves the forcing of steel through a die opening, by restricting movement in other directions, in order to produce a product of uniform cross-sectional shape. NMF operates one of only a few stamping facilities approved by DCX to provide extrusion stampings.

Logistics

     The Company, through its wholly owned subsidiary, NLS, provides same day package delivery services to both automotive and non-automotive customers. Services include both dedicated contract services and scheduled routed services.

     The Company provides dedicated contract services, such as fleet replacement solutions, dedicated delivery systems and transportation systems management services. These services provide customers such as major pharmaceutical wholesalers and automotive dealerships with the control and flexibility of an in-house fleet together with the economic benefits of outsourcing.

     Scheduled delivery services are provided on a recurring basis. The Company will receive large shipments of products, which are then sorted, routed and delivered. These deliveries are made in accordance with a customer's specific schedule that generally provides for deliveries to be made at particular times. Typical routes may include deliveries from pharmaceutical suppliers to pharmacies, from manufacturers to retailers, and from automobile parts manufacturers to dealers.

     Coordination of delivery personnel is accomplished through pagers, radio or telephone. Dispatchers coordinate shipments for delivery within a specific time frame. Shipments are routed according to type, geographic distance between origin and destination and the time allotted for delivery.

In the case of scheduled deliveries, routes are designed to minimize the costs of the deliveries and to enhance route density.

Distribution.
------------

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

     Monroe, through its wholly owned subsidiaries, PMP and PMD, manufactures and distributes proprietary measurement gauges for the paint and coatings industry.

Design and Engineering.
----------------------

     The development of new automobile models generally begins two to five years prior to the marketing of such models to the public. The Company's engineering staff typically works with OEM and Tier I engineers early in the development phase to design components to meet OEM or Tier I specifications on new or redesigned models.

     The Company also provides other value-added services such as prototyping and mold design and construction to its automotive customers. The Company also designs, engineers and produces precision tools and dies for use in its own stamping operations.

Marketing.
---------

     Metal Processing. Within the Company's metal processing group, salespeople and project managers are involved in product planning and spend a significant amount of time consulting with OEM engineers in order to facilitate the integration of the Company's products into future automotive models.

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

     Logistics. Within the logistics group a direct sales force reaches customers for logistic services. Marketing is conducted directly to individual customers by designing and offering customized service packages after determining their specific delivery and distribution requirements. The Company is implementing a coordinated major account strategy by building on established relationships with regional and national customers.

     Several of the services provided, such as dedicated contract services and routed delivery services, are determined on the basis of competitive bids. Substantial portions of the Company's revenues are through contractual relationships. Most of these contracts may be terminated by the customer on relatively short notice without penalty.

     Distribution. The Company's tooling component and paint gauges products are sold through catalogs as well as through a network of regional distributors of Kipp(R) and Elesa(R) products. There are approximately 78 wholesale distributors located throughout the United States offering the Company's products. These distributors sell to industrial manufacturing companies such as GM, DCX, Caterpillar Inc. and Deere & Company. In addition, there are three distributors of the Company's products in Canada and one in Mexico.

Raw Materials.
-------------

     The raw materials required for the Company's metals processing operations include steel and gases such as carbon dioxide and argon. The Company obtains its raw materials from a variety of suppliers. With the exception of Monroe's purchase of tooling components from Kipp(R) and Elesa(R), the Company does not believe that it is dependent upon any of its suppliers, despite concentration of purchasing of certain materials from a few sources, as other suppliers of the same or similar materials are readily available. The Company typically purchases its raw materials on a purchase order basis as needed and has generally been able to obtain adequate supplies of raw materials for its operations. Further, a substantial portion of the Company's metals processing business involves the toll processing of materials supplied by the Tier I customer, typically a steel manufacturer.

Patents and Trademarks.
----------------------

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

Seasonality.
-----------

     The Company's metals group business is largely dependent upon the automotive industry which is highly cyclical and is dependent on consumer spending. In addition, the automotive component supply industry is somewhat seasonal. Increased revenues and operating income are generally experienced during the second calendar quarter as a result of the automotive industry's spring selling season, the peak sales and production period of the year. Revenue and operating income generally decreases during July and December of each year as a result of changeovers in production lines for new model years as well as scheduled OEM plant shutdowns for vacations and holidays.

     The Company's logistics group business is not anticipated to be particularly seasonal. However, the limited operating history since acquisition, and the historical growth trends in these businesses prior to acquisition, may not reflect the seasonality, if any, of these businesses.

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

Customers.
---------

     In 2000, sales to the automotive industry constitute a significant portion of the Company's net sales. The Company's remaining sales are primarily to logistics customers and the tooling component industry. Sales to the automotive industry accounted for approximately 76.3% of the consolidated net sales of the Company, with DCX, including its respective Tier I suppliers, and Textron Automotive Company accounting for approximately 16% and 11% of the net sales, respectively.

     Within the logistics and tooling components business, the Company is not reliant on any one customer or group of customers and does not believe that the loss of any one customer would have a material adverse effect on the Company's business.

Competition.
-----------

     The automotive component supply, logistics and tooling component industries are highly competitive. Competition in the sale of all of the Company's products in the automotive supply and tooling businesses is primarily based on engineering, product design, process capability, quality, cost, delivery and responsiveness. Many of the Company's competitors are larger and have greater financial and other resources than the Company. The Company believes that its performance record places it in a strong competitive position.

     Within the logistics industry the principal competitive factors in the markets in which the Company competes are reliability, quality, breadth of service offerings and price. The Company competes on all of these factors. Most of the Company's competitors in the same day ground delivery market are privately held companies that operate in only one location or within a limited service area.

Environmental Matters.
---------------------

     Within the automotive component supply operations, the Company is subject to environmental laws and regulations concerning emissions to the air, discharges to waterways, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company is also subject to other Federal and state laws and regulations regarding health and safety matters. Each of the Company's production facilities has permits and licenses allowing and regulating air emissions and water discharges. The Company believes that it is currently in compliance with applicable environmental and health and safety laws and regulations.

Government Regulation

     The Company's logistics operations are subject to various state and local regulations and, in many instances, require permits and licenses from state authorities. To a limited degree, state and local authorities have the power to regulate the delivery of certain types of shipments and operations within certain geographic areas. Interstate and intrastate motor carrier operations are also subject to safety requirements prescribed by the U.S. Department of Transportation ("DOT") and by state departments of transportation. If the Company fails to comply with applicable regulations, substantial fines or possible revocation of operating permits is possible.

     In the logistics operations, the Company seeks to ensure that all employee drivers meet safety standards established by the Company and the Company's insurance carriers as well as the US

Department of Transportation. In addition, where required by the DOT or state or local authorities, the Company requires independent owner/operators meet certain specified safety standards. The Company reviews prospective drivers in an effort to ensure that applicable requirements are met.

Employees and Independent Contractors.
-------------------------------------

     As of December 31, 2000, the Company had approximately 1,761 employees. The metals processing group employed approximately 561 employees. Of this number approximately 80% of the division's employees are production workers and the balance are engineering, sales and clerical, and management and administrative employees. The Company believes that its relations with its employees are satisfactory. One NMP plant and one NMPM plant elected to be represented by the Union of Automotive Workers in 1999 and collective bargaining agreements were entered into in September, and October 2000, respectively. Neither plant has been subject to a strike, lockout or other major work stoppage.

     Within the logistics operations, the Company employed approximately 1,200 employees and 589 independent contract drivers. Of the 1,200 employees, approximately 1,073 are employed as drivers and the balance are employed in management and clerical positions. All employees within the logistics and distribution operations are non-union.

ITEM 1A. RISK FACTORS.

     The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects. Additionally, the following factors could cause the Company's actual results to differ materially from those reflected in any forward-looking statements of the Company.

     Outstanding Indebtedness. In order to finance its operations, including costs related to the consummation of various acquisitions, the Company has incurred substantial indebtedness. The Company's credit facilities are secured by substantially all of its assets as well as the assets of its subsidiaries. In addition to certain financial covenants, the Company's credit facilities restrict its ability to incur additional indebtedness, pledge assets, declare dividends or make distributions to stockholders. As of the date of this Report, the Company is in compliance with all of the terms of its credit facilities. There can be no assurance, however, that the Company will be able to comply with the terms of its credit facilities in the future.

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

     Reliance on Major Customers. Sales to the automotive industry accounted for approximately 76.3% of the Company's sales in 2000. In addition, the Company's automotive sales are highly concentrated among a few major OEMs. Thus, the loss of any significant customer could have a material adverse effect on the Company's business. As is typical in the automotive supply industry, the Company has no long-term contracts with any of its customers. The Company's customers provide annual estimates of their requirements, however, sales are made on a short-term purchase order basis. There is substantial and continuing pressure from the major OEMs and Tier I suppliers to reduce costs, including the cost of products purchased from outside suppliers. If in the future the Company is unable to generate sufficient production cost savings to offset price reductions, its gross margins could be adversely affected.

     Limited Consolidated Operating History. The Company has a limited consolidated operating history with regard to a significant portion of its operations. Historical results of operations for 1998, 1999 and 2000 do not include all of the results of operations of significant businesses acquired in 1998, 1999 and 2000. As a result, such data is not necessarily indicative of the results that would have been achieved if all of the businesses acquired had been operated on an integrated basis or of the results that may be realized on a consolidated basis in the future.

     Risks Relating to Acquisitions. The automotive component supply and logistics industries are undergoing consolidation as customers seek to reduce both their costs and their supplier base. Future acquisitions may be made in order to enable the Company to expand into new geographic markets, add new customers, provide new products, expand manufacturing and service capabilities and increase automotive model penetration with existing customers. Integration of the recent acquisitions, or any future acquisitions, may place a strain upon the Company's financial and managerial resources. The full benefits of the Company's acquisitions will require: (i) the integration of administrative, finance, purchasing, engineering, sales and marketing organizations; (ii) the coordination of production efforts; and (iii) the implementation of appropriate operational, financial and management systems and controls. There can be no assurance that the Company will be able to integrate these operations successfully. If the Company fails to successfully integrate an acquired business, its business could be harmed.

     Failure to Obtain Business on New and Redesigned Model Introductions. The Company's automotive product lines are subject to change as its customers, including both OEMs and Tier I suppliers, introduce new or redesigned products. The Company competes for new business both at the beginning of the development phase of new vehicle models, which generally begins two to five years prior to the marketing of such models to the public, and upon the redesign of existing models. The Company's failure to obtain business on new models, or to retain or increase business on redesigned existing models, would adversely affect its business.

     Dependence on Continuous Improvement of Production Technologies. The Company's ability to continue to meet customer demands within its automotive operations with respect to performance, cost, quality and service will depend, in part, upon its ability to remain technologically competitive with its production processes. The investment of significant additional capital or other resources may be required to meet this continuing challenge. The Company's inability to improve its production technologies could have a material adverse effect on its business.

     Design and Engineering Resources. Within the automotive industry, OEMs and Tier I suppliers are increasingly requiring their suppliers to provide more design and engineering input at earlier stages in the product development process. The direct costs of design and engineering are generally borne by the Company's customers. However, the Company bears the indirect cost associated with the allocation of limited design and engineering resources to such product development projects. Despite the Company's up-front dedication of design and engineering resources, its customers are under no obligation to order the subject components or systems from the Company following their development. In addition, when the Company deems it strategically advisable, it may also bear the direct up-front design and engineering costs as well. There can be no assurance that the Company's dedication of design and engineering resources, or up-front design and engineering expenditures, will not have a material adverse effect on the Company's financial condition or results of operations.

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

     The Company's logistics group business is not anticipated to be particularly seasonal. However, the limited operating history since acquisition, and the historical growth trends in these businesses prior to acquisition, may not reflect the seasonality, if any, of these businesses.

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

     Risk of Labor Interruptions. Within the automotive supply industry substantially all of the hourly employees of the OEMs and many Tier I suppliers are represented by labor unions and work pursuant to collective bargaining agreements. The failure of any of the Company's significant customers to reach agreement with a labor union on a timely basis, resulting in either a work stoppage or strike, could have a material adverse effect on the Company's business. During 1999, production workers at the Company's NMP facility in Michigan and NMPM facility in Indianapolis elected to be represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"). Collective bargaining agreements were entered into in September 2000, and October 2000, respectively. These plants have never been subject to a strike, lockout or other major work stoppage. The Company's logistics and distribution businesses are not represented by labor unions.

     Competition. The automotive component supply, logistics and tooling component industries are highly competitive. Competition in the sale of the Company's products in the automotive supply and tooling businesses is primarily based on engineering, product design, process capability, quality, cost, delivery and responsiveness. Competition in the logistics business is based primarily on service, performance and price. Many of the Company's competitors are larger and have greater financial and other resources than the Company. The Company believes that its performance record places it in a strong competitive position.

     Factors Beyond the Company's Control. The Company's logistics revenues and earnings are especially sensitive to events that are beyond the Company's control, such as weather conditions; economic factors affecting customers; fuel prices; and labor availability. Demand for same-day delivery and logistics services may decrease as a result of downturns in the level of general economic activity and employment. The development and increased popularity of facsimile machines and electronic mail has reduced the demand for certain types of delivery services, including same day delivery services. As a result, same-day delivery companies have changed focus to those delivery services involving items that are unable to be delivered via alternative methods such as pharmaceuticals, food products, auto parts and similar such items. Similar industry-wide developments may have a material adverse effect the Company's business, financial condition or results of operations.

     Governmental Regulation of the Transportation Industry. At times, federal and state authorities have sought to assert that independent contractors in the transportation industry are employees rather than independent contractors. The Company believes that the independent contractors utilized are not employees under existing interpretations of federal and state laws. However, federal and state authorities may continue to challenge this position. Further, laws and regulations, including tax laws, and the interpretations of those laws and regulations, may change. If, as a result of changes in laws, regulations, interpretations or enforcement by federal or state authorities, the Company may be required to pay for and administer added benefits to independent contractors, the Company's operating costs could substantially increase.

     Catastrophic Claims. The Company's logistics group utilizes approximately 1,662 drivers. From time to time some of those drivers are involved in automobile accidents. The Company currently carries liability insurance of $1 million per occurrence, subject to applicable deductibles, and umbrella coverage up to $25 million per occurrence. The Company also requires that independent contractors maintain liability insurance of at least the minimum amounts required by state law. However, claims against the Company may exceed the amounts of the Company's and the independent contractors' insurance coverage. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims or workers' compensation claims, or unfavorable resolutions of claims, the Company's operating results could be materially affected.

     Product Liability Exposure. Within the automotive operations, the Company faces an inherent business risk of exposure to product liability claims if the failure of one of its products results in personal injury or death. There can be no assurance that material product liability losses will not occur in the future. In addition, if any of the Company's products prove to be defective, the Company may be required to participate in a recall involving such products. The Company maintains insurance against product liability claims, but there can be no assurance that such coverage will be adequate or will continue to be available to the Company on acceptable terms or at all. A successful claim brought against the Company in excess of available insurance coverage or a requirement to participate in any product recall could have a material adverse effect on its business.

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

     Control by Existing Stockholders. Robert J. Skandalaris owns and/or controls approximately 39.4% of the outstanding Common Stock. As a result, Mr. Skandalaris is able to exert significant influence over the outcome of all matters submitted to a vote of the Company's stockholders, including the election of directors, amendments to the Company's Certificates of Incorporation and approval of significant corporate transactions. Such consolidation of voting power could also have the effect of delaying, deterring or preventing a change in control that might be beneficial to other stockholders.

     Anti-Takeover Provisions. Certain provisions of the Company's Certificate of Incorporation and Bylaws may inhibit changes in control of the Company not approved by the Board of Directors. These provisions include: (i) a prohibition on stockholder action through written consents; (ii) a requirement that special meetings of stockholders be called only by the Board of Directors; (iii) advance notice requirements for stockholder proposals and nominations; (iv) limitations on the ability of stockholders to amend, alter or repeal the Bylaws; and (v) the authority of the Board of Directors to issue, without stockholder approval, preferred stock with such terms as the Board of Directors may determine. The Company will also be afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects.

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

     Shares Eligible for Future Sale. The Company cannot predict the effect that future sales of Common Stock will have on the market price of the Common Stock. Sales of substantial amounts of Common Stock, or the perception that such sales could occur, could adversely affect the market price of the Common Stock. Approximately 3,525,823 of the shares of Common Stock currently issued and outstanding are "restricted securities" as that term is defined under Rule 144 under the Securities Act of 1933 and may not be sold unless they are registered or unless an exemption from registration, such as the exemption provided by Rule 144, is available. All of these restricted securities are currently eligible for resale pursuant to Rule 144, subject in most cases to the volume and manner of sale limitations prescribed by Rule 144.

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

ITEM 2. PROPERTIES.

     As of December 31, 2000, the Company's automotive group operated a total of 11 production facilities in the United States and one facility in Canada, some of which are used for multiple purposes, and which range in size from 12,000 square feet to 210,000 square feet, with an aggregate of approximately 980,000 square feet. The Company's distribution division operations are run through three buildings with an aggregate of approximately 14,000 square feet. In the aggregate, the Company's total manufacturing space is approximately 940,000 square feet. No facility is materially underutilized. The Company's logistics operation operated 23 facilities ranging in size from 90 square feet to 33,750 square feet. In aggregate, the Company's logistics operation consists of approximately 94,437 square feet. Of the Company's existing facilities, nine are owned and the balance are leased with expiration dates ranging from 2001 through 2005. Management believes substantially all of the Company's property and equipment is in good condition and that it has sufficient capacity to meet its current and expected manufacturing, logistics and distribution needs.

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

                                                                     HIGH                      LOW
                                                              --------------------       -----------------
          1999:
                     First Quarter                                   $11.87                     $9.25
                     Second Quarter                                  $20.00                    $11.00
                     Third Quarter                                   $17.00                    $10.87
                     Fourth Quarter                                  $17.50                    $12.68

          2000:
                     First Quarter                                   $16.10                    $12.56
                     Second Quarter                                  $15.49                     $7.56
                     Third Quarter                                    $9.02                     $6.07
                     Fourth Quarter                                   $7.35                     $4.38


As of March 15, 2001 there were approximately 61 record holders and approximately 1,822 beneficial owners of the Company's Common Stock.

Dividends.
---------

     During the fiscal year ended December 31, 2000, the Company paid $1.588 million in dividends, or approximately $0.225 per share. The dividends payment was made pursuant to a decision of the Board of Directors in May 2000 to pay regular quarterly cash dividends of $0.075 per share.

Sales of Unregistered Securities.
--------------------------------

     During 2000, in connection with the DSI Acquisition, the Company issued 156,114 shares of Common Stock that were not registered under the Securities Act of 1933.

ITEM 6.       SELECTED FINANCIAL DATA.

     The following selected financial data as of and for each of the five fiscal years in the period ended December 31, 2000 is derived from the audited financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. See "Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operation."




                                                                            DECEMBER 31,
                                           -------------------------------------------------------------------------------
                                                1996           1997            1998           1999            2000
                                           ---------------------------------------------- --------------------------------

                                                          (Dollar in millions, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Net sales................................  $      5.1     $       12.2    $     60.3      $     85.3     $       109.8
  Cost of goods sold.......................         1.9              6.4          40.6            56.4              81.7
                                             ----------     ------------    ----------      ----------     -------------
    Gross profit...........................         3.2              5.8          19.7            28.9              28.1
  Selling, general and administrative
      expense..............................         2.7              3.2          11.8            15.8              23.0
                                             ----------     ------------    ----------      ----------     -------------
  Operating profit.........................         0.5              2.6           7.9            13.1               5.1
  Equity in loss of unconsolidated
      subsidiary...........................        (0.1)             0.0           0.0             0.0               0.0
  Interest expense.........................        (0.4)            (0.6)         (0.8)           (1.8)             (2.9)
  Sundry, net..............................         0.0             (0.1)          0.0             0.3               0.2
                                             ----------     ------------    ----------      ----------     -------------
  Earnings from continuing operations
    before income taxes, minority interest
    and extraordinary item.................         0.0              1.8           7.1            11.6               2.4
  Minority interest........................         0.0              0.0           0.1             0.0               0.0
  Income tax expense.......................         0.0              0.7           2.7             4.3               1.2
                                             ----------     ------------    ----------      ----------     -------------
  Earnings from continuing operations
      before extraordinary item............         0.0              1.1           4.3             7.3               1.2
  Earning (loss) from discontinued
    operations.............................       (0.1)            (0.4)           0.1            (0.5)             (0.1)
  Gain on sale of discontinued
    operations ............................        0.0              0.0            0.0             0.0              10.0
                                             ----------     ------------    ----------      ----------     -------------
  Earnings (loss) before extraordinary item       (0.1)              0.7           4.4             6.8              11.1
  Extraordinary item -- extinguishment of
    debt (1)...............................        0.0               0.0           0.6             0.0              (0.3)
  Net earnings (loss)......................       (0.1)              0.7           5.0             6.8              10.8
  Preferred stock dividends................        0.0               0.1           0.0             0.0               0.0
                                             ----------     ------------    ----------      ----------     -------------
  Net earnings (loss) on common shares.....  $    (0.1)     $        0.6    $      5.0      $      6.8     $        10.8
                                             ==========     ============    ==========      ==========     =============
  Basic earnings (loss) per common share:
    Earnings (loss) per common share from
      continuing operations before
      extraordinary item...................  $   ( 0.01)    $       0.22    $     0.59      $     1.01     $        0.16
    Earnings (loss) per common share from
      discontinued operations before
      extraordinary item...................  $    (0.01)    $      (0.09)   $     0.02      $    (0.07)    $        1.40
    Extraordinary item -- gain(loss) on
      ext. of debt (1).....................  $      0.0     $        0.0    $     0.09      $    0.00      $       (0.04)
                                             ----------     ------------    ----------      ----------     -------------
    Earnings (loss) per common share.......  $    (0.02)    $       0.13    $     0.70      $    0.94      $       1 .52
                                             ==========     ============    ==========      ==========     =============
  Basic weighted average common shares
    outstanding............................   3,820,390        4,285,134     7,161,872       7,192,328         7,112,311
  Diluted earnings (loss) per common share:
    Earnings (loss) per common share from
      continuing operations before
      extraordinary item...................  $   (0.01)     $       0.22    $     0.58      $     0.92     $        0.16
    Earnings (loss) per common share from
      discontinued operations before
      extraordinary item...................  $    (0.01)    $      (0.09)   $     0.02      $    (0.05)    $        1.37
    Extraordinary item -- (loss) on ext. of
      debt (1).............................  $     0.00     $       0.00    $     0.08      $     0.00     $       (0.04)
                                             ----------     ------------    ----------      ----------     -------------
    Earnings (loss) per common share.......  $    (0.02)    $       0.13    $     0.68      $     0.87     $        1.49
                                             ==========     ============    ==========      ==========     =============
  Diluted weighted average common shares
      outstanding.........................    3,820,390        4,285,134     7,304,148       8,530,981         7,234,786
OTHER FINANCIAL INFORMATION:
  EBITDA from continuing operations (2)....  $      0.7     $        3.1    $     12.2      $     19.6     $        13.0
  Ratio of EBITDA to interest expense......         1.5              5.5          14.4            10.9               4.5
  Cash flow from:
    Continuing operations..................  $      0.6              1.1           8.2            10.6               9.2
    Discontinued operations................         0.2             (2.4)        (42.1)          (23.4)             (0.1)
    Investing..............................         0.6            (12.0)        (26.2)          (16.2)             47.4
    Financing..............................        (1.2)            14.9          59.3            28.8             (56.1)
    Effect of exchange rate changes on cash          --               --          (0.4)            0.1              (0.1)
                                             ----------     ------------    ----------      ----------     -------------
Net cash flow..............................  $      0.3     $        1.6    $     (1.1)     $    (0.1)     $         0.4
                                           ============     ============    ==========      ==========     =============
CONSOLIDATED BALANCE SHEET DATA:
  Total assets.............................  $      8.7     $       64.6    $    136.4      $    174.8     $       145.1
  Net assets held for sale.................        (0.1)             2.0          44.3            67.2               0.0
  Working capital (deficiency).............        (0.8)             5.9          46.9            72.0               9.3
  Total debt...............................         7.4             27.7          88.7           118.1              73.8
  Stockholders' equity.....................         0.7             27.6          32.3            39.9              43.8


 (1) An extraordinary gain was recorded as a result of the discounted prepayment of unsecured subordinated promissory notes (the "Notes") payable to DCT, Inc. and an officer of NMP on December 17, 1998. The Notes had an aggregate principal face amount of approximately $10.135 million and, together with accrued interest, were prepaid at an agreed amount of $9.666 million. In 2000, an extraordinary loss was recorded as a result of the buyback of 6% convertible debentures. The convertible debentures had a face amount of $6.376 million and were repaid at an agreed amount of $6.411 million.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company is a leading full-service Tier II supplier of automotive parts, component assemblies and value-added services to the automotive industry and a leading provider of same day delivery services. As a Tier II supplier, the Company provides design, engineering, manufacturing, complete program management and other services to the automotive market. The Company delivers integrated component solutions, technological leadership and product innovation to original equipment manufacturers (OEMs) and Tier I automotive parts suppliers thereby helping its customers increase their productivity while controlling costs.

     As a provider of same day delivery services, the Company provides cost effective solutions to a variety of customers allowing these customers to focus on their core businesses.

     The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Report.

RESULTS OF OPERATIONS

     To facilitate analysis, the following table sets forth certain financial data for the Company:

                              RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                         1998            1999             2000
-------------------------------------------------------------------------------------------------------------------
Net sales                                                             $  60,273       $  85,266          $ 109,781
Cost of goods sold                                                       40,581          56,438             81,676
-------------------------------------------------------------------------------------------------------------------
Gross profit                                                             19,692          28,828             28,105
Selling, general, and administrative expenses                            11,847          15,760             23,004
-------------------------------------------------------------------------------------------------------------------
Operating profit                                                          7,845          13,068              5,101
Equity in loss of unconsolidated subsidiary                                   0               0                  0
Interest income                                                               0               4                  5
Interest expense                                                          (844)         (1,819)            (2,929)
Sundry, net                                                                  47             276                235
-------------------------------------------------------------------------------------------------------------------
Earnings  from  continuing  operations  before income taxes and
minority interest                                                         7,048          11,529              2,412
Minority interest                                                            55               0                  0
Income tax expense                                                        2,742           4,235              1,196
-------------------------------------------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (CONTINUED)

                                                                          1998            1999             2000
-------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before extraordinary item             4,251           7,294              1,216
Earnings (loss) from discontinued operations                                139           (472)              (115)
Gain on sale of discontinued operations                                       0               0             10,044
------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary item                                        4,390           6,822             11,145
Extraordinary item                                                          606               0              (304)
------------------------------------------------------------------------------------------------------------------
Net earnings                                                              4,996           6,822             10,841
Preferred stock dividend                                                     18              49              4,996
------------------------------------------------------------------------------------------------------------------
Net earnings on common shares                                          $  4,978       $   6,761          $  10,792
                                                                       ========       =========          =========

Year Ended December 31, 2000  Compared to Year Ended December 31, 1999

     Net Sales. Net sales increased by $24.5 million, or 28.8%, to $109.8 million for the year ended December 31, 2000 from $85.3 million for the year ended December 31, 1999. The substantial increase in net sales is primarily attributable to the acquisition of the Company's logistics group during the third quarter of 2000 and increased sales of laser welded tailored blanks. Logistics group sales were $21.8 million in 2000. This represents 89.0% of the year over year sales increase.

     Cost of Goods Sold. Cost of goods sold increased by $25.2 million, or 44.7%, to $81.7 million for the year ended December 31, 2000 from $56.4 million for the year ended December 31, 1999. As a percent of net sales, cost of goods sold increased to 74.4% from 66.1% primarily due to the inclusion of the logistics group, which has a higher costs of sales as a percentage of revenue (79%). In addition, 2000 costs of sales include an unfavorable mix of products produced and longer plant shutdowns within the metals processing group as compared to 1999.

     Gross Profit. The increased level of net sales, primarily due to the acquisition of the logistics group, was more than offset by the decrease in margin within the metals processing group. This resulted in a decrease of gross margin to $28.1 million for the year ended December 31, 2000 from $28.8 million for the year ended December 31, 1999, a decline of 2.5%.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses increased by $7.2 million, or 45.6%, to $23.0 million for the year ended December 31, 2000 from $15.8 million for the year ended December 31, 1999. This increase was primarily due to the acquisition of the logistics group and the integration costs associated with the acquisition, as well as a $3.9 million restructuring charge recorded by the Company in the fourth quarter of 2000 related to the consolidation of operations within its metals processing group.

     Operating Profit. As a result of the foregoing factors, operating profit decreased by $8.0 million, or 61.1%, to $5.1 million for the year ended December 31, 2000 from $13.1 million for the prior year.

     Interest Expense. Interest expense increased by $1.1 million, or 61.1%, to $2.9 million for the year ended December 31, 2000 from $1.8 million for the year ending December 31, 1999. The increase is primarily attributable to increases in the Company's long term debt to finance additions to property, plant and equipment, higher working capital related to increased sales, as well as the acquisition of the logistics group.

     Net Earnings. As a result of the foregoing factors, net earnings from continuing operations before extraordinary item decreased by $6.1 million to $1.2 million for the period ended December 31, 2000 from $7.3 million for the period ended December 31, 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net Sales. Net sales increased by $25.0 million, or 41.5%, to $85.3 million for the year ended December 31, 1999 from $60.3 million for the year ended December 31, 1998. The substantial increase in net sales was primarily attributable to increased sales of laser welded tailored blanks and the acquisition of NMPM in October 1998. NMPM sales for the year ended December 31, 1999 were $11.7 million higher than for the prior year, representing 46.8% of the year to year increase in net sales.

     Cost of Goods Sold. Cost of goods sold increased by $15.8 million, or 38.9%, to $56.4 million for the year ended December 31, 1999 from $40.6 million for the year ended December 31, 1998. As a percent of net sales, cost of goods sold decreased to 66.1% from 67.3% primarily due to a greater percentage of laser welded tailored blank sales, which carry lower cost of sales as a percent of sales, and recovery of fixed costs over a larger base of sales. In addition, 1998 cost of goods sold as a percent of sales were affected unfavorably by the reduced volume of sales resulting from a General Motors strike without a corresponding decrease in fixed manufacturing costs.

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

     Interest Expense. Interest expense increased by $1.0 million, or 125.0%, to $1.8 million for the year ended December 31, 1999 from $0.8 million for the year ending December 31, 1998. The increase is primarily attributable to increases in the Company's long term debt to finance additions to property, plant and equipment, higher working capital related to increased sales, as well as to the acquisition of Jebco.

     Net Earnings. As a result of the foregoing factors, net earnings from continuing operations before extraordinary item increased by $3.0 million to $7.3 million for the period ended December 31, 1999 from $4.3 million for the period ended December 31, 1998. Net earnings on common shares for 1999 were negatively impacted by a $0.5 million loss from discontinued operations. The loss from discontinued operations was affected by the provision of certain costs for environmental remediation, and the adjustment to expense inventory and certain other costs previously capitalized, aggregating approximately $1.2 million, made in connection with the discontinuance and subsequent sale of the Company's plastics and coatings operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equity and debt financing and loans from stockholders. Working capital needs and capital equipment requirements have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. Anticipated increases in required working capital and capital equipment expenditures are expected to be met from the cash flow from operations, equipment financing and revolving credit borrowings. As of December 31, 2000, the Company had working capital of approximately $9.3 million. The Company completed the sale of its discontinued plastics and coatings operations on January 11, 2000 which resulted in approximately $83.3 million in cash received as partial consideration being applied to the reduction of borrowings outstanding under the Company's credit facility. EBITDA is presented from continuing operations and does not include results of the plastics and coatings business. (See Note B to the Consolidated Financial Statements of the Company included elsewhere).

     The Company generated cash flow from continuing operations of $9.2 million for the year ended December 31, 2000. Net cash provided by continuing operating activities was primarily the result of net earnings and increases in accounts payable, income taxes payable and decreases in prepaid expenses, as well as depreciation and amortization expenses, partially offset by increases in operating assets, receivables and inventory. The Company generated cash through the sale of discontinued operations of $77.3 million for the year ended December 31, 2000. The Company used cash in investing activities of $29.8 million for the year ended December 31, 2000. Cash used in investing activities included $21.1 million for the acquisition of DSI, ATD, CTD and PMP/PMD and $10.2 million for the purchase of property, plant and equipment. The Company used $56.1 million in cash flow from financing activities for the year ended December 31, 2000, primarily from payments on bank borrowings as discussed below. The Company made payments on long-term debt of $37.8 million, extinguished convertible subordinated debentures of $6.4 million, redeemed common stock of $5.1 million and repaid a related party note of $5.0 million.

     The Company maintains a syndicated secured revolving credit facility (the "Credit Facility") with Comerica Bank N.A. The amount of the facility was $55 million at December 31, 2000, subsequently amended to a $75 million facility in January 2001. The Credit Facility expires in May 2002, is secured by the assets of Noble and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for multi-currency loans. Borrowing options include a eurocurrency rate, or a base rate. Advances under the facility bore interest at an effective rate of approximately 8.0% and 7.9% as of December 31, 2000 and 1999, respectively. Costs of originating the Credit Facility of $.69 million are being amortized over three years. The unamortized balance of origination costs is $.35 million at December 31, 2000 and is included in other assets, sundry. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $25 million.

     The Company has, from time to time been in violation of certain of its financial debt ratio covenants and covenants relating to the issuance of preferred stock and the payment of preferred stock dividends, requiring it to obtain waivers of default from its lenders. As of the date of this report, however, the Company is in compliance with all of its debt covenants under the credit facility.

     The liquidity provided by the Company's existing credit facilities, combined with cash flow from continuing operations is expected to be sufficient to meet currently anticipated working capital and capital expenditure needs for existing debt service and operations for at least 12 months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such 12-month period. In addition, the Company continues to evaluate, as part of its business strategy, and may pursue future growth through opportunistic acquisitions of assets or companies involved in the automotive component supply, logistics and distribution industries, which acquisitions may involve the expenditure of significant funds. Depending upon the nature, size and timing of such future acquisitions, the Company may be required to obtain additional debt or equity financing in connection with such future acquisitions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

INFLATION

     Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, fuel, equipment and raw materials. The Company does not believe that inflation has had any material effect on its business over the past three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 9% of total revenues for fiscal 2000. The Company's primary foreign currency exposure is the Canadian Dollar. The Company manages its exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset.

     The Company's financial results are affected by changes in U.S. and foreign interest rates. The Company does not hold financial instruments that are subject to market risk (interest rate risk and foreign exchange rate risk).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants....................................23
Consolidated Balance Sheets--December 31, 1999 and 2000...............................24
Consolidated Statements of Earnings--For the years ended
     December 31, 1998, 1999 and 2000.................................................26
Consolidated Statements of Stockholders' Equity--For the
years ended December 31, 1998, 1999 and 2000..........................................28
Consolidated Statements of Comprehensive Income --
     For the years ended December 31, 1998, 1999 and 2000.............................29
Consolidated Statements of Cash Flows--For the years
     ended December 31, 1998, 1999 and 2000...........................................30
Notes to Consolidated Financial Statements............................................33


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS








Board of Directors
Noble International, Ltd.

We have audited the accompanying consolidated balance sheets of Noble International, Ltd. (a Delaware corporation) and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of earnings, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Noble International, Ltd. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP


Detroit, Michigan
January 31, 2001 (Except for Note P, as to which the date is March 28, 2001)

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                        DECEMBER 31,
                            ASSETS                                 1999           2000
                                                                 --------       --------
                                                                      (In thousands)
CURRENT ASSETS
  Cash and cash equivalents                                    $      685       $  1,091
  Accounts receivable, trade, net of allowance for doubtful
    accounts of $196 and $427 at December 31, 1999 and 2000,
    respectively                                                   14,088         20,214
  Inventories                                                       6,919          8,185
  Prepaid expenses and other assets                                 1,789          1,312
  Income taxes currently refundable                                 1,438             --
  Deferred income taxes                                               258          1,566
  Net assets of discontinued operations held for sale              67,210             --
                                                                 --------       --------

                                  Total current assets             92,387         32,368

PROPERTY, PLANT AND EQUIPMENT, NET                                 54,628         58,673

OTHER ASSETS
  Goodwill, net of accumulated amortization of $3,172 and
    $5,177 at December 31, 1999 and 2000, respectively             24,716         50,148

  Covenants not to compete, net of accumulated amortization
    of $419 and $671 at December 31, 1999 and 2000,
    respectively                                                      981          1,389
  Sundry                                                            2,093          2,629
                                                                 --------       --------
                                                                   27,790         54,166
                                                                 --------       --------
                                                               $  174,805       $145,208
                                                                 ========       ========


   The accompanying notes are an integral part of these financial statements.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

--------------------------------------------------------------------------------



                                                                             DECEMBER 31,
             LIABILITIES AND STOCKHOLDERS' EQUITY                        1999           2000
                                                                       --------       -------
                                                                          (In thousands)
CURRENT LIABILITIES
  Current maturities of long-term debt                         $           778  $          420
  Notes payable -- related parties                                       5,000              --
  Accounts payable                                                       9,784          12,180
  Accrued liabilities                                                    4,846          10,303
  Income taxes payable                                                      --             143
                                                               ---------------  --------------


                                Total current liabilities               20,408          23,046

LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES                            86,915          53,743

CONVERTIBLE SUBORDINATED DEBENTURES                                     21,536          16,252

JUNIOR SUBORDINATED NOTES                                                3,359           3,359


DEFERRED INCOME TAXES                                                    2,221           3,230

PUTABLE COMMON STOCK (156,114 SHARES)                                       --           1,336


REDEEMABLE PREFERRED STOCK                                                 513             400

STOCKHOLDERS' EQUITY
  Preferred stock, $100 par value, 10% cumulative, authorized
    150,000 shares                                                         --               --
  Common stock, $.001 value, authorized 20,000,000 shares,
    issued and outstanding 7,241,698 and 7,234,319 shares in
    1999 and 2000, respectively                                         27,993          22,857
  Paid-in capital                                                          121             121
  Retained earnings                                                     12,005          21,217
  Accumulated comprehensive loss                                         (266)           (354)
                                                               ---------------  --------------


                                                                        39,853          43,841
                                                               ---------------  --------------
                                                               $       174,805  $      145,208
                                                               ===============  ==============


   The accompanying notes are an integral part of these financial statements.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

--------------------------------------------------------------------------------

                                                                   YEARS ENDED DECEMBER 31,
                                                             -----------------------------------
                                                              1998           1999           2000
                                                            ------          -----          -----
                                                                        (In thousands)
Net sales                                                 $  60,273      $  85,266      $ 109,781
Cost of goods sold                                           40,581         56,438         81,676
                                                          ---------      ---------      ---------
  Gross profit                                               19,692         28,828         28,105
Selling, general and administrative expenses                 11,847         15,760         23,004
                                                          ---------      ---------      ---------
  Operating profit                                            7,845         13,068          5,101
Other income (expense)
  Interest income                                                --              4              5
  Interest expense                                             (844)        (1,819)        (2,929)
  Sundry, net                                                    47            276            235
                                                          ---------      ---------      ---------
                                                               (797)        (1,539)        (2,689)
                                                          ---------      ---------      ---------

Earnings from continuing operations before income
  taxes, minority interest and extraordinary item
                                                              7,048         11,529          2,412
Minority interest                                                55             --             --
                                                          ---------      ---------      ---------
Earnings from continuing operations before income
  taxes and extraordinary item                                6,993         11,529          2,412

Income tax expense                                            2,742          4,235          1,196
                                                          ---------      ---------      ---------
Earnings from continuing operations before
  extraordinary item                                          4,251          7,294          1,216
Preferred stock dividends                                        18             61             49
                                                          ---------      ---------      ---------
Earnings from continuing operations on common shares
  before extraordinary item                                   4,223          7,233          1,167
Earnings (loss) from discontinued operations (less
  income taxes of $54, $(230) and
   $(61))                                                       139           (472)          (115)
Gain on sale of discontinued operations (less income
  tax of $5,561)                                                 --             --         10,044
                                                          ---------      ---------      ---------
Earnings on common shares before extraordinary item           4,372          6,761         11,096
Extraordinary item -- gain(loss) on extinguishment of
  debt (less income tax of $372, $- and $(121))                 606             --          (304)
                                                          ---------      ---------      ---------
Net earnings on common shares                             $   4,978      $   6,761      $  10,792
                                                          =========      =========      =========


                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

--------------------------------------------------------------------------------



                                                                        YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
                                                            1998                  1999                 2000
                                                     -------------------- -------------------  --------------------
                                                                             (In thousands)
Basic earnings  per common share:
  Earnings from continuing operations before
    extraordinary item                               $              .59    $              1.01  $               .16
Earnings (loss) from discontinued operations         $              .02    $              (.07) $              1.40
Extraordinary item-- gain(loss) on extinguishment of
  debt                                               $              .09    $                 -  $              (.04)
                                                     ------------------   -----------------------------------------

  Earnings per common share                          $              .70    $               .94  $              1.52
                                                     ==================   =========================================

Basic weighted average common shares outstanding
                                                              7,161,872              7,192,328            7,112,311
                                                     ==================   ====================   ==================

Earnings  per common share-- assuming dilution:
  Earnings from continuing operations before
    extraordinary item                               $              .58    $               .92  $               .16
Earnings (loss) from discontinued
    Operations                                       $              .02    $              (.05) $              1.37
Extraordinary item-- gain (loss) on extinguishment
  of debt                                            $              .08    $                 -  $              (.04)
                                                     ------------------   -----------------------------------------

  Earnings per common share                          $              .68    $               .87  $              1.49
                                                     ==================   ====================  ===================

Diluted weighted average common shares outstanding
  and equivalents                                             7,304,148              8,530,981            7,234,786
                                                     ==================   ====================  ===================















   The accompanying notes are an integral part of these financial statements.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------
                                 (In thousands)

                                                                                            Accumulated
                                                                               Retained         Other
                                    Preferred      Common                      Earnings    Comprehensive
                                      Stock         Stock    Paid-in Capital   (Deficit)       Loss           Total
                                    ---------      ------    ---------------   ---------   --------------     -----
Balance at January 1, 1998           $  --       $   27,344      $   --        $    266       $    --    $   27,610
Redemption of 3,343 shares of
  common stock                          --               (6)         --              --            --            (6)
Issuance of 105,000 warrants in
  connection with junior notes          --               --         141              --            --           141
Dividends paid on redeemable
  preferred stock                       --               --          --             (18)           --           (18)
Net earnings                            --               --                       4,996                       4,996
Equity adjustment from foreign
  currency translation                  --               --          --              --          (386)         (386)
                                      ----       ----------       -----        --------       -------    ----------
Balance at December 31, 1998            --           27,338         141           5,244          (386)       32,337
Redemption of 6,017 shares of
  common stock                          --              (41)         --              --            --          (41)
Exercise of 1,046 warrants in
  connection with the initial
  public offering                       --               11          --              --            --            11
Exercise of options under stock
option plan                             --               62          --              --            --            62
Conversion of Subordinated Debt
  into 32,907 shares                    --              453          --              --            --           453
Exercise of 15,000 warrants in
  connection with junior notes          --              170         (20)             --            --           150
Dividends paid on redeemable                             --
  preferred stock                       --               --          --             (61)           --           (61)
Net earnings                            --               --          --           6,822            --         6,822
Equity adjustment from foreign
  currency translation                  --               --          --              --           120           120
                                      ----       ----------       -----        --------        -------   ----------
Balance at December 31, 1999            --           27,993         121          12,005          (266)       39,853
Redemption of 625,823 shares of
  common stock                          --           (5,136)         --             --             --        (5,136)
Dividends paid on redeemable
  preferred stock                       --               --          --             (49)           --           (49)
Dividends paid on common stock          --               --          --          (1,580)           --        (1,580)
Net earnings                            --               --          --          10,841            --        10,841
Equity adjustment from foreign
  currency translation                  --               --          --              --                        (88)
                                                                                                  (88)
                                      ----       ----------       -----        --------       -- -----   ----------
Balance at December 31, 2000         $  --        $  22,857        $121        $ 21,217       $  (354)    $  43,841
                                     =====        =========        ====        ========       == =====    =========






   The accompanying notes are an integral part of these financial statements.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

--------------------------------------------------------------------------------


                                                                       YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------------------
                                                            1998                1999                2000
                                                    ------------------   -----------------   -----------------
                                                                            (In thousands)

Net earnings                                        $           4,978     $          6,761    $         10,792
Other comprehensive income (loss), equity
  adjustment from foreign translation                            (386)                 120                 (88)
                                                    -----------------    -----------------   -----------------

Comprehensive income                                $           4,592                6,881   $          10,704
                                                    =================    =================   =================

































   The accompanying notes are an integral part of these financial statements.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                 YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                            1998           1999          2000
                                                           -----          -----         -----
                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings from continuing operations .........     $  4,857      $  7,294      $    912
     Adjustments to reconcile net earnings to net
        cash provided by (used in) operations
        Interest expense .............................         --           1,239         1,203
        Depreciation of property, plant and
           equipment .................................        2,442         4,705         5,577
        Provision for doubtful accounts ..............         --            --            --
        Amortization of goodwill .....................        1,518         1,924         2,440
        Deferred income taxes ........................          460         1,277          (299)
        Loss on early extinguishment of debt .........         --            --             425
        Gain on sale or fixed assets .................         --            --            (437)
     Changes in operating assets and liabilities,
       net of effects of acquisitions
        (Increase) decrease in accounts
           receivable ................................          564          (330)       (2,061)
         (Increase) in inventories ...................         (354)       (1,018)       (1,124)
         (Increase) decrease in prepaid expenses .....         (595)         (941)          507
         (Increase) in other assets ..................       (1,529)         (649)         (281)
         Increase  in accounts payable ...............          372         2,284           207
         Increase (decrease) in income taxes
           payable ...................................          115        (1,845)        1,581
         Increase (decrease) in accrued liabilities ..          378        (3,341)          574
                                                           --------      --------      --------
         Net cash provided by continuing
           operations ................................        8,228        10,599         9,224
         Net cash used in discontinued
           operations ................................      (42,133)      (23,432)         (115)
                                                           --------      --------      --------
         Net cash (used in) provided by
           operating activities ......................      (33,905)      (12,883)        9,109

CASH FLOWS FROM INVESTING ACTIVITIES
     Net proceeds from sale of discontinued
         operations ..................................         --            --          77,254
     Purchase of property, plant and equipment .......      (14,467)      (12,350)      (10,236)
     Acquisitions of businesses, net of cash .........      (11,714)       (3,885)      (21,231)
         acquired
    Proceeds from sale of fixed assets ...............         --            --           1,660
                                                           --------      --------      --------
                Net cash (used in) provided by
                investing activities .................      (26,181)      (16,235)       47,447


                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                                                              YEARS ENDED DECEMBER 31,
                                                                       -------------------------------------
                                                                         1998          1999            2000
                                                                        -----         -----          ------
                                                                                  (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments of notes payable - related
         parties ..........................................             (5,972)       (1,672)       (5,000)
     Proceeds from issuance of common stock ...............               --             243          --
     Redemption of preferred stock ........................               --            (187)         (113)
     Redemption of common stock ...........................                 (6)          (41)       (5,136)
     Redemption of preferred stock of
         subsidiaries .....................................               (150)         --            --
     Redemption of convertible subordinated
         debentures .......................................               --            --          (6,376)
     Proceeds from issuance of warrants ...................                141          --            --
     Issuance of convertible subordinated
         debentures .......................................             20,769          --            --
     Issuance of junior subordinated notes ................              3,359          --            --
     Dividends paid on preferred stock ....................                (18)          (61)          (49)
     Dividends paid on common stock .......................               --            --          (1,580)
     Payments on long-term debt ...........................               (768)         (780)       (5,301)
     Net proceeds (payments) on note payable to bank.......             41,958        31,260       (32,507)
                                                                      --------      --------      --------
     Net cash provided by (used in) financing activities ..             59,313        28,823       (56,062)
     Effect of exchange rate changes on cash ..............               (386)          120           (88)
                                                                      --------      --------      --------
     Net (decrease) increase in cash ......................             (1,159)         (125)          406
Cash and cash equivalents at beginning of
     period ...............................................              1,969           810           685
                                                                      --------      --------      --------
Cash and cash equivalents at end of period ................           $    810      $    685      $  1,091
                                                                      ========      ========      ========
SUPPLEMENTAL CASH FLOW DISCLOSURE
     Cash paid for:
           Interest .......................................           $  2,936      $  9,268      $  3,188
                                                                      ========      ========      ========
           Taxes ..........................................           $  2,223      $  2,230      $  4,633
                                                                      ========      ========      ========
Fair value of assets acquired, including
     goodwill .............................................           $ 19,052      $  5,189      $ 33,625
Liabilities assumed .......................................             (7,337)       (1,304)      (11,169)
Debt issued ...............................................               --            --          (1,225)
                                                                      --------      --------      --------
Cash paid .................................................           $ 11,715      $  3,885      $ 21,231
                                                                      ========      ========      ========

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:

     During 1998, the Company assumed $1.75 million of existing debt in connection with the acquisition of H&H Steel Processing Company, Inc.

     During 1998, the Company issued 7,735 shares of its Series A, 10% cumulative preferred shares pursuant to the conversion of an equivalent number of Noble Metal Forming, Inc. preferred shares. (Note K).

     During 1999, $.472 million of debentures were converted into common shares of the Company at $14.3125 per common share, at the election of debenture holders as provided under terms of the debentures.

     During 1999 and 2000, the Company issued $1.24 million and $1.2 million of convertible subordinated debentures as payment of interest expense.



































   The accompanying notes are an integral part of these financial statements.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1999 AND 2000
--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements as of December 31, 1999 and for the years ended December 31, 1998 and 1999, include Noble International, Ltd. and its wholly-owned subsidiaries, Noble Component Technologies ("NCT"); Monroe Engineering Products, Inc. ("Monroe"), Cass River Coating, Inc. (dba Vassar Industries, "Vassar"), Skandy Corp. ("Skandy"), Utilase Production Process, Inc. ("UPP"), Noble Metal Forming, Inc. ("NMF"), Noble Metal Processing, Inc. ("NMP"), Noble Land Holdings, Inc. ("Land Holdings"), Noble Canada, Inc. ("Noble Canada"), Noble Canada II, Inc. ("Noble Canada II"), Tiercon Plastics, Inc. (formerly Triam Plastics, Inc.) ("TPI"), Tiercon Coatings, Inc. (formerly Centrifugal Coaters, Inc.) ("TCI") and Noble Metal Processing Midwest (formerly H&H Steel Processing Company, Inc.) ("NMPM"), Noble Canada Holdings Limited ("NCH"), Noble Canada Holdings II Ltd. ("NCHII"), Noble Components & Systems, Inc. ("NCS"), Noble Technologies, Inc. ("NTI"), Noble Metal Processing Canada, Inc. ("NMPC") and Tiercon Industries, Inc. ("Tiercon") (collectively, "Noble" or the "Company"). The accompanying consolidated financial statements as of and for the year ended December 31, 2000, also include DSI Holdings, Inc. ("DSI"), Assured Transportation & Delivery, Inc.
(ATD), Central Transportation & Delivery, Inc. (CTD), Pro Motorcar Products, Inc. (PMI) and Pro Motorcar Distribution, Inc. (PMP). On January 11, 2000 the Company completed the sale of Noble Canada, Tiercon, Vassar, and NCT (Note B). On July 20, 2000 the Company completed its acquisition of DSI. (Note J). On September 6, 2000 the Company completed its acquisition of ATD and CTD. (Note
J). On December 16, 2000 the Company completed its acquisition of PMP and PMD. On February 16, 2001 the Company completed the sale of NMF and NMPM. (Note P).

All significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

Noble is a holding company, which through its subsidiaries, manufactures a variety of components and provides design, engineering, assembly and other services for the automotive industry and same day delivery services to a variety of industries. The Company's metals processing group provides laser welding, blanking and forming, slitting, cutting and storage products and services. The Company's logistics group provides same day delivery services to a variety of industries. The Company's distribution group is a distributor of tooling components and paint and coatings related gauges. The principal markets for its products and services are the United States and Canada.

DISCONTINUED OPERATIONS

Discontinued operations include all of the companies previously classified as the Company's plastics and coatings industry segment (Noble Canada, Tiercon, NCT, and Vassar). On December 24, 1999, the Company executed a definitive agreement to sell these operations and the sale was completed on January 11, 2000 (Note B). Results of these operations are reported as discontinued operations in the Consolidated Financial Statements for all periods presented. The assets and liabilities of these operations have been reported in the Consolidated Balance Sheet as net assets of discontinued operations.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1999 AND 2000
--------------------------------------------------------------------------------


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

PROPERTY, PLANT  AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is provided for using the straight line and various accelerated methods over the estimated useful lives of the assets which range from 5 to 39 years for buildings and improvements and 3 to 10 years for machinery and equipment. Expenditures for maintenance and repairs are charged to expense as incurred. The Company capitalizes interest cost associated with construction in progress. Capitalized interest costs in 1999 and 2000 were $0.61 million and $1.3 million respectively.

GOODWILL

Goodwill is the excess of cost over the fair value of net assets acquired and is amortized over a 20-year period on the straight-line method. On an ongoing basis, management reviews the valuation and amortization of goodwill. As part of the review, the Company estimates the value of and the estimated undiscounted future cash flows expected to be generated by the related subsidiary to determine that no impairment has occurred.

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

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1999 AND 2000
--------------------------------------------------------------------------------


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

FOREIGN CURRENCY TRANSLATION

The accounts of the foreign subsidiary has been translated from its functional currency to the U.S. dollar. Such translation adjustments are not included in income, but are accumulated directly in a separate component of stockholders' equity.

EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The following tables reconcile the numerators and denominators to calculate basic and diluted earnings on common shares before extraordinary item for the years ended December 31, 1998, 1999 and 2000 (in thousands, except share and per share amounts):

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1999 AND 2000

--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


                                         EARNINGS BEFORE
                                       EXTRAORDINARY ITEM      SHARES       PER SHARE
                                           (NUMERATOR)      (DENOMINATOR)    AMOUNTS
                                       ------------------  ---------------  ---------
Year Ended December 31, 1998
Earnings from continuing operations on
  common shares before extraordinary
  item ................................     $   4,233        7,161,872      $    .59
Effect of dilutive securities
   Contingently issuable shares .......          --             46,790            --
   Convertible preferred stock ........          --             60,156          (.01)
   Stock options ......................          --             35,330            --
                                            ---------        ---------      --------
Earnings from continuing operations per
  common share assuming dilution ......     $   4,233        7,304,148      $    .58
                                            =========        =========      ========
Year Ended December 31, 1999
Earnings from continuing operations on
  common shares before extraordinary
  item ................................     $   7,233        7,192,328      $   1.01
Effect of dilutive securities
Contingently issuable shares ..........          --             35,092            --
Convertible preferred stock ...........          --            137,938          (.02)
Convertible debentures ................           645        1,005,938          (.05)
Underwriters warrants .................          --             10,852            --
Warrants in connection with junior
  subordinated notes ..................                          6,170            --
Employee warrants .....................                         18,203            --
Stock options .........................          --            124,460          (.02)
                                            ---------        ---------      --------
Earnings from continuing operations per
  common share assuming dilution ......     $   7,878        8,530,981      $    .92
                                            =========        =========      ========
Year Ended December 31, 2000
Basic earnings per common share

Earnings from continuing operations on
  common shares before extraordinary
  item ................................     $   1,167        7,112,311      $    .16
Effect of dilutive securities
Contingently issuable shares ..........          --             35,092            --
Stock options .........................          --             87,383            --
                                            ---------        ---------      --------
Earnings from continuing operations per
  common share assuming dilution ......     $   1,167        7,234,786      $    .16
                                            =========        =========      ========

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1999 AND 2000

--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During the years ended December 31, 1998 and 2000, the Company had options and warrants outstanding which were excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive. During the year ended December 31, 1998, warrants for 550,000 shares were excluded. During the year ended December 31, 2000, options and warrants for 190,750 and 340,508 shares, respectively, were excluded.

COMPREHENSIVE INCOME

The Company reports comprehensive income in the financial statements pursuant to SFAS No. 130, "Reporting of Comprehensive Income." This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Financial statements have been reclassified for all periods presented for comparative purposes.

SEGMENT REPORTING

The Company reports information about operating segments pursuant to SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers.

This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments and requires that comparative information for earlier years be restated.

NOTE B - SALE OF PLASTICS AND COATINGS SEGMENT

On January 11, 2000 the Company completed the sale of all of the outstanding capital stock of its subsidiary, Noble Canada, including Noble Canada's wholly owned subsidiary Tiercon (the sale of Noble Canada and Tiercon is hereinafter referred to as the "Tiercon Sale"). In addition, as part of the Tiercon Sale, the Company through its wholly owned subsidiary NCS, sold all of the outstanding capital stock of NCS's wholly owned subsidiaries Vassar and NCT. Collectively Noble Canada. Tiercon, Vassar and NCT comprise all of the operating companies previously classified as the Company's plastics and coatings industry segment.

The sales price for Noble Canada, Tiercon, Vassar and NCT was $83.8 million in cash, plus the conversion of 137,938 shares of the preferred stock of Noble Canada into common stock of Noble Canada (the preferred shares of Noble Canada were convertible into common shares of the Company). The Company retained certain real property previously owned by Vassar, valued at approximately $0.839 million, and $1.8 million of accounts receivable of Tiercon.

Condensed financial information relating to discontinued operations and net assets of discontinued operations held for sale is as follows (in thousands):

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1999 AND 2000

--------------------------------------------------------------------------------

NOTE B - SALE OF PLASTICS AND COATINGS SEGMENT (CONTINUED)

                                                                    DECEMBER 31,
                                                                1998          1999
                                                               -----         -----
Net assets of discontinued operations held for sale:
     Current assets ....................................                  $ 31,272
     Property, plant and equipment, net ................                    33,122
     Other assets ......................................                    23,741
                                                                          --------
     Total assets ......................................                    88,135
                                                                          --------
     Current maturities of long term debt ..............                       309
     Other current liabilities .........................                    15,303
     Long term debt, excluding current maturities ......                       821
     Preferred stock of subsidiaries ...................                     1,308
     Other liabilities .................................                     3,184
                                                                          --------
     Total liabilities .................................                    20,925
                                                                          --------
     Net assets of discontinued operations held for sale                  $ 67,210
                                                                          ========
Results of operations:
     Net sales .........................................     $ 34,603     $ 72,559
     Gross profit ......................................        5,409       11,836
     Operating expenses ................................        3,502        7,784
     Operating income ..................................        1,907        4,052
     Net earnings (loss) ...............................     $    139     $   (472)


                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1999 AND 2000

--------------------------------------------------------------------------------

NOTE C - INVENTORIES

The major components of inventories were as follows (in thousands):


                                                                                  DECEMBER 31,
                                                                       1999                         2000
                                                             --------------------------  ----------------------------

Raw materials and purchased parts                            $                   2,437   $                  2,615

Work in process                                                                    649                        629
Finished goods                                                                   2,607                      3,440
Unbilled customer tooling                                                        1,226                      1,501
                                                             --------------------------  ----------------------------

                                                             $                   6,919   $                  8,185
                                                             ==========================  ============================

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):


                                                                                DECEMBER 31,
                                                                      1999                       2000
                                                            -------------------------- --------------------------

Buildings and improvements                                  $                  14,710  $                 14,721
Machinery and equipment                                                        41,568                    47,887
Furniture and fixtures                                                          3,439                     3,740
                                                            -------------------------- --------------------------

                                                                               59,717                    66,348
Less accumulated depreciation and amortization                                 16,429                    21,755
                                                            -------------------------- --------------------------

                                                                               43,288                    44,593
Land                                                                            1,348                     1,129
Construction in process                                                         9,992                    12,951
                                                            -------------------------- --------------------------

                                                            $                  54,628  $                 58,673
                                                            ========================== ==========================

--------------------------------------------------------------------------------
NOTE E - LINE OF CREDIT AND LONG-TERM DEBT

The Company maintains a syndicated secured bank revolving credit facility (the "Credit Facility"), which was decreased from $105 million to $55 million in 2000 and subsequently increased to $75 million in January 2001 and expires in May 2002. The Credit Facility is collateralized by substantially all the assets of the Company. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing and provides the Company with borrowing options. Borrowing options include a eurocurrency rate or a base rate (the bank's prime lending rate). Advances under the Credit Facility bore interest at an effective rate of 7.9% and 8.0% as of December 31, 1999 and 2000, respectively. The Credit Facility is subject to

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1999 AND 2000

--------------------------------------------------------------------------------

NOTE E - LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)

customary financial and other covenants including, but not limited to, limitations on payments of dividends, limitations on consolidations, mergers and sales of assets, and bank approval on acquisitions in excess of $25 million.

On July 31, 1998 and concluding August 10, 1998 the Company closed a private offering of 6% Convertible Subordinated Debentures (the "Debentures") for gross proceeds of $20.76 million. The proceeds were used to reduce the amount of outstanding advances under the Credit Facility. The Debentures mature on July 31, 2005 and interest is payable on January 31 and July 31 of each year; provided, however, that for the first three years, in lieu of cash interest, additional Debentures will be issued. The Debentures are unsecured obligations of the Company which may be redeemed by the Company during the six months beginning January 31, 2000 at 110% of the principal amount (plus accrued interest) and at 107.5%, 104.5%, 102.5%, 101% and 100.5% during each 12 month period following. Commencing November 30, 1998, the Debentures became convertible into Common Stock at $14.3125 per share (subject to adjustment). Beginning January 31, 2004 and on each July 31 and January 31 thereafter, the Company is required to redeem for cash 25% of the outstanding principal amount of the Debentures through the maturity date. Offering costs of $1.114 million are being amortized over seven years. The unamortized balance of offering costs is $0.642 million at December 31, 2000 and is included in other assets, sundry.

On December 16, 1998 and concluding December 22, 1998 the Company closed a private offering of Junior Subordinated Notes (the "Junior Notes"), together with 105,000 warrants to purchase shares of common stock of the Company at an exercise price of $10.00 per share expiring on the maturity date, for gross proceeds of $3.5 million with $.141 million, or $1.34 per share, attributable to the warrants. The proceeds were used to reduce the Credit Facility. The Junior Notes have not been registered under the Securities Act of 1933 and were sold to qualified investors as part of a private offering pursuant to Regulation D of a maximum of $10 million in principal amount of Junior Notes. The Junior Notes are unsecured obligations of the Company which may be redeemed by the Company upon five days prior notice without penalty or premium. The Junior Notes mature on December 1, 2003 and interest is payable on June 1 and December 1 of each year at a stated rate of 7% and an effective rate of 8%. Offering costs of $.199 million are being amortized over five years. The unamortized balance of offering costs is $0.115 million at December 31, 2000 and is included in other assets, sundry.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1999 AND 2000

--------------------------------------------------------------------------------

NOTE E - LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)

Long-term debt consisted of the following (in thousands):

                                                                                      DECEMBER 31,
                                                                              1999                   2000
                                                                       --------------------  ---------------------

Credit Facility.                                                       $            85,029   $            52,523

Other Notes, payable in monthly installments totaling $15,670 with interest rates ranging from 5% to 8.5% maturing through September,
2005                                                                                 1,164                   390


Economic Development Revenue Bonds, City of Lawrence, Indiana. With floating monthly interest rate (approximately 4.0% at December 31, 2000). Principal payments of $125,000 and interest are due in semi-annual installments through
August 2005, secured by substantially all the assets of NMPM in the City of
Lawrence, Indiana.                                                                   1,500                 1,250
                                                                       --------------------  ---------------------

                                                                                    87,693                54,163
Less current maturities                                                                778                   420
                                                                       --------------------  ---------------------

                                                                       $            86,915   $            53,743
                                                                       ===================   ===================


The aggregate maturities of long-term debt by year as of December 31, 2000 are as follows (in thousands):

                    2001                              $           420
                    2002                                       52,926
                    2003                                          306
                    2004                                          261
                    2005                                          250
                                                      ---------------
                                                      $        54,163
                                                      ===============


NOTE F - LEASES

The Company leases buildings and equipment under operating leases with unexpired terms ranging from a month to month basis to five years. Rent expense for all operating leases was (in thousands), approximately $1,139, $1,401 and $661 for the years ended December 31, 1998, 1999 and 2000 respectively.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1999 AND 2000

--------------------------------------------------------------------------------

NOTE F - LEASES (CONTINUED)

The future minimum lease payments under these operating leases are as follows (in thousands):

            YEARS ENDED DECEMBER 31,

      2001           $            837
      2002                        816
      2003                        646
      2004                        431
      2005                        164
                     ----------------
                     $          2,894
                     =================



NOTE G - INCOME TAXES

The components of earnings from continuing operations before income taxes and extraordinary item for 1998, 1999 and 2000 are as follows:


                                                            1998                1999        2000
                                                           -----               -----        ----
                        United States                     $5,434              $8,456        $(110)
                        Foreign                            1,559               3,073        2,522
                                                         -------            --------      -------
                                                         $ 6,993            $ 11,529      $ 2,412
                                                         =======            ========      =======


Income taxes have been charged to continuing operations as follows:

                                                                             DECEMBER 31,
                                                            1998                1999                  2000
                                                     ------------------- -------------------- ---------------------
                                                                            (In thousands)
Current
  Federal                                                     $   2,180      $         2,752      $         1,418
  State and local                                                  102                   206                   77
                                                     ------------------- -------------------- ---------------------
                                                                  2,282                2,958                 1,495
Deferred federal                                                    460                1,277                 (299)
                                                     ------------------- -------------------- ---------------------
                                                        $         2,742      $         4,235       $         1,196
                                                     =================== ==================== =====================


A reconciliation of the actual federal income tax expense to the expected amounts computed by applying the statutory tax rate percent to earnings from continuing operations before income taxes and extraordinary item is as follows:

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1999 AND 2000

--------------------------------------------------------------------------------

NOTE G - INCOME TAXES (CONTINUED)


                                                                              DECEMBER 31,
                                                     ---------------------------------------------------------------
                                                            1998                 1999                  2000
                                                     -------------------- -------------------- ---------------------
                                                                             (In thousands)

Expected federal income tax                          $            2,377   $            3,920   $               820
Difference in Canadian statutory rates                               94                  141                    50
Nondeductible items                                                 126                  117                   328
State taxes                                                         102                  206                    77
Other, net                                                           43                 (149)                  (79)
                                                     -------------------- -------------------- ---------------------
Actual income tax expense                            $            2,742         $      4,235   $             1,196
                                                     ==================== ==================== =====================


The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 1999 and 2000 are as follows:

                                                       1999                                   2000
                                       -------------------------------------- --------------------------------------
                                            DEFERRED            DEFERRED            DEFERRED           DEFERRED
                                              TAX                 TAX                 TAX                 TAX
                                             ASSETS            LIABILITIES           ASSETS           LIABILITIES
                                       ------------------    ---------------      -------------      -------------
                                                                      (In thousands)

Depreciation and amortization          $               -     $         2,447      $          -       $       3,294
Accrued expenses not currently
  deductible                                         258                (226)             1,566                (64)
Net operating loss carryovers                        144                  -                 144                  -
                                       ------------------    ----------------   ----------------  ------------------
                                                     402               2,221              1,710              3,230
     Less: valuation allowance                      (144)                  -               (144)                 -
                                       -----------------     ----------------   ----------------  ------------------

                                       $             258     $         2,221      $       1,566      $       3,230
                                       =================     ================   ================  ================



At December 31, 2000, the Company had approximately $423,000 in net operating loss carryovers relating to NMF's net operating loss for the period from January 1, 1997 to the date of acquisition.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1999 AND 2000

--------------------------------------------------------------------------------

NOTE H - RELATED PARTY TRANSACTIONS

At December 31, 1999, the Company had an unsecured term note payable to the Chief Executive Officer of the Company in the amount of $5 million with interest at the annual rate of 12%. This note was repaid in its entirety during 2000.

On February 15, 2001, the Company repurchased 160,000 shares of its common stock from its Chief Executive Officer for $880,000 in cash.

NOTE I - SIGNIFICANT CUSTOMERS

For the year ended December 31, 2000, two customers accounted for 27% of net sales. The Company had one customer which accounted for 46% and 51% of consolidated net sales in 1999 and 1998, respectively.

NOTE J - ACQUISITIONS

TIERCON INDUSTRIES, INC.

On July 24, 1998, the Company completed the acquisition, through its wholly-owned subsidiary NCH and NCH's wholly-owned subsidiary Noble Canada, of all of the outstanding capital stock of Tiercon, including Tiercon's wholly-owned subsidiary TPI.

The aggregate consideration paid for the acquisitions of Tiercon and TPI (collectively, the "Tiercon Acquisition") consisted of approximately $30.4 million in cash and 80,000 shares of Noble Canada's Class T Non-Voting Exchangeable Preferred Shares valued at $0.91 million. The Tiercon Acquisition has been accounted for as a purchase, and, accordingly, the results of operations of TPI, from July 1, 1998 until its sale in January 2000 are included as discontinued operations in the accompanying financial statements.

TIERCON COATINGS, INC.

On October 1, 1998, the Company completed the acquisition, through its wholly-owned subsidiary NCH II and NCH II's wholly owned subsidiary Noble Canada II, of all of the outstanding capital stock of TCI.

The aggregate consideration paid for the acquisition of TCI consisted of approximately $.882 million in cash and 57,938 shares of Noble Canada II's Class C Exchangeable Non-Voting Preferred Shares valued at $0.398 million. The acquisition of TCI has been accounted for as a purchase, and, accordingly, the results of operations of TCI from October 1, 1998 until its sale in 2000 are included as discontinued operations in the accompanying financial statements.

NOBLE METAL PROCESSING - MIDWEST, INC.

On October 1, 1998, the Company completed the acquisition, through its wholly-owned subsidiary Utilase Blank Welding Technologies, Inc. ("UBWT"), of substantially all of the assets and the assumption of certain specified liabilities of H&H Steel Processing Company, Inc. Concurrently with the October 1, 1998 closing of the acquisition (the "NMPM Acquisition"), UBWT changed its name to Noble Metal Processing-Midwest, Inc.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1999 AND 2000

--------------------------------------------------------------------------------

NOTE J - ACQUISITIONS (CONTINUED)

The purchase price for the NMPM Acquisition consisted of a) $11.08 million in cash, plus b) an amount equal to seller's pre-closing expenditures by H&H's North Vernon, Indiana facility of approximately $0.78 million with the final amount to be determined by reference to a final closing balance sheet, plus c) $1.5 million in cash representing the actual cost to acquire the remaining 50% partnership interest in Precision Blanking Limited (which resulted in the seller owning 100% of the partnership, the assets of which included approximately $1.4 million in cash at October 1, 1998) and d) the assumption of certain liabilities aggregating approximately $2.9 million. The purchase agreement provided that additional liabilities estimated to be approximately $0.7 million at October 1, 1998, are recoverable from the seller with the final amount to be determined by reference to a final closing balance sheet. In addition, the Company will pay the former owners a performance premium based upon annual sales for the years 1999 through 2003 equal to a minimum of $.5 million and a maximum of $2.0 million.

The NMPM Acquisition has been accounted for as a purchase, and, accordingly, the results of operations of NMPM from October 1, 1998 forward are included in the accompanying financial statements.

The following unaudited consolidated results of operations for the year ended December 31, 1998 is presented as if the NMPM acquisition had been made effective January 1, 1998. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the transaction been made at January 1, 1998 or the future results of combined operations (in thousands):


                                                                                             1998
                                                                                       ------------------

Net sales.......................................................................            $  71,240
Net earnings from continuing operations before extraordinary item...............            $   4,169
Net earnings from discontinued operations.......................................            $     139
Net earnings before extraordinary item..........................................            $   4,308
Net earnings....................................................................            $   4,914
Earnings per share continuing operations before extraordinary item
   Basic........................................................................            $     .58
   Diluted......................................................................            $     .57
Earnings per share from discontinued operations
   Basic........................................................................            $     .02
   Diluted......................................................................            $     .02
Earnings per share before extraordinary item
   Basic........................................................................            $     .60
   Diluted......................................................................            $     .59
Earnings per share
   Basic........................................................................            $     .69
   Diluted......................................................................            $     .67

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1999 AND 2000

--------------------------------------------------------------------------------

NOTE J - ACQUISITIONS (CONTINUED)


JEBCO MANUFACTURING, INC.

The Company purchased certain assets of Jebco Manufacturing, Inc. ("JEBCO") on August 31, 1999 for $4.086 million in cash resulting in goodwill of $2.612 million. The results of operating the purchased assets from August 31, 1999 forward are included in the accompanying financial statements. Proforma information is not presented as the results of Jebco for the period from January 1998 through August 31, 1999 were not significant.

DSI HOLDINGS, INC.

The Company purchased all of the outstanding stock of DSI (the "DSI Acquisition") on July 20, 2000 for $20.9 million in cash and 156,114 shares of the Company's common stock. The DSI Acquisition was accounted for as a purchase, and, accordingly, the results of operations of DSI from July 20, 2000 forward are included in the accompanying financial statements.

In connection with the acquisition of DSI the Company issued 156,114 shares of Common Stock putable to the Company at $13.00 per share in 25% increments beginning December 31, 2001.

ASSURED TRANSPORTATION & DELIVERY, INC. AND CENTRAL TRANSPORTATION & DELIVERY, INC.

The Company purchased all of the outstanding stock of ATD and CTD on September 6, 2000 for $8.9 million less assumed liabilities. The acquisitions of ATD and CTD were accounted for as purchases, and, accordingly, the results of operations from September 6, 2000 forward are included in the accompanying financial statements.

The following unaudited consolidated results of operations for the years ended December 31, 1999 and 2000 is presented as if the ATD, CTD and DSI Acquisitions had been made effective January 1, 1999. The unaudited proforma information is not necessarily indicative of either the results of operations that would have occurred had the transactions been made at January 1, 1999 or the future results of combined operations.


                                                                            1999               2000
                                                                            ----               ----
Net sales ........................................................     $   138,848      $   149,502
Earnings from continuing operations before extraordinary item ....     $     7,972      $     1,706
Earnings (loss) from discontinued operations .....................            (472)           9,929
Earnings (loss) from extraordinary item ..........................            --               (304)
Net earnings .....................................................     $     7,500      $    11,331
Earnings per share continuing operations before extraordinary item
   Basic .........................................................     $      1.11      $       .24
   Diluted .......................................................     $       .94      $       .24
Earnings (loss) per share from discontinued operations
   Basic .........................................................     $     (.07)      $      1.40
   Diluted .......................................................     $     (.05)      $      1.37
Earnings per share before extraordinary item
   Basic .........................................................     $      1.04      $      1.64
   Diluted .......................................................     $       .89      $      1.61
Earnings per share
   Basic .........................................................     $      1.04      $      1.60
   Diluted .......................................................     $       .89      $      1.57


                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1999 AND 2000

--------------------------------------------------------------------------------

NOTE J - ACQUISITIONS (CONTINUED)

PRO MOTORCAR PRODUCTS, INC. AND PRO MOTORCAR DISTRIBUTION, INC.

The Company purchased the assets of PMP and PMD on December 16, 2000 for $1.1 million and $0.35 million, respectively. The results of the operations from December 16, 2000 forward are included in the accompanying financial statements. Proforma information is not presented as the results of PMP and PMD from January 1999 through December 16, 2000 were not significant.

NOTE K - PREFERRED STOCK

On April 1, 1997, the Company authorized 150,000 shares of its Series A, 10% cumulative preferred stock. During 1998, the Company issued 7,375 shares of its Series A, 10% cumulative preferred shares pursuant to the conversion of an equivalent number of NMF preferred shares. The preferred stock is redeemable at the option of the holder at par value plus accrued dividends. There were 4,000 shares issued and outstanding at December 31, 2000 and 5,125 shares at December 31, 1999.

NOTE L - STOCKHOLDERS' EQUITY

In connection with the private offering of Junior Notes (Note E), the Company issued 105,000 warrants to purchase shares of common stock of the Company at an exercise price of $10.00 per share or a cashless exercise pursuant to a formula stipulated which is based on the increase in the market price of the Company's common shares beyond $10.00 per share. The warrants are valued at $1.34 per share for an aggregate of approximately $141 thousand. The warrants are exercisable until expiration on December 1, 2003. In the event the warrants are exercised, the issuance of the common stock will be considered additional paid-in capital. During 1999, 15,000 warrants were exercised. At December 31, 1999 and 2000, there were 90,000 warrants outstanding.

During 1999 the Company issued 152,200 warrants to purchase shares of common stock for the Company at exercise prices from $7.86 to $10.00 per share or a cashless exercise pursuant to a formula stipulated which is based on the increase in the market price of the Company's common shares beyond the exercise price per share. The warrants are exercisable until expiration, 120,000 warrants expiring on December 31, 2001, 15,000 warrants expiring on January 4, 2003 and 17,500 warrants expiring on April 1, 2003. In the event the warrants are exercised, the issuance of common stock will be considered additional paid in capital.

On January 27, 2000 the Board of Directors approved a stock repurchase program of up to $5.0 million of the Company's common stock which was subsequently increased on January 31, 2001 by an additional $5.0 million. Common stock may be repurchased from time to time in the open market, depending upon market conditions in accordance with Securities and Exchange Commission Rules. Through December 31, 2000 the Company has repurchased 625,823 shares of its common stock at a cost of $5.136 million.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1999 AND 2000

--------------------------------------------------------------------------------

NOTE M - INDUSTRY SEGMENTS

The Company classifies its operations into three industry segments based on types of products and services: metals processing (NMPM, NMP, NMF, UPP and Land Holdings), logistics (ATD, CTD and DSI) and distribution (Monroe, PMP and PMD). The metals processing group provides a variety of laser welding, metal blanking, forming, slitting, cutting and die construction products and services utilizing proprietary laser weld and light die technology. The logistics group provides same day package delivery services to a variety of customers. The metals processing group sells direct to automotive OEM's and Tier I suppliers. The distribution group sells tooling components, paint and coatings related products.

Transactions between the metals processing, logistics and distribution segments are not significant and have been eliminated. Interest expense is allocated to each segment based on the segment's actual borrowings from the corporate headquarters, together with a partial allocation of corporate general and administrative expenses. Revenues from external customers are identified geographically based on the customer's shipping destination.

The Company's operations by business segment for the year ended December 31, 2000 follows (in thousands):

                                                  METALS                               SEGMENT
                                               PROCESSING   LOGISTICS   DISTRIBUTION    TOTALS
                                               ----------   ---------   ------------  -------
Revenues from external customers ...........    $  83,752   $  21,826   $  4,203     $ 109,781
Interest expense ...........................        5,846       1,143        107         7,096
Depreciation and amortization ..............        6,769         676        291         7,736
Segment profit pre tax .....................        5,023        (731)       933         5,225
Segment assets .............................      100,879      32,620      7,892       141,391
Expenditure for segment assets .............       10,632         347        207        11,186

RECONCILIATION TO CONSOLIDATED AMOUNTS

EARNINGS
Total earnings for reportable segments .....                $   5,225
Unallocated corporate headquarters income...                   (2,813)
                                                            ---------
Earnings before income taxes and
extraordinary item .........................                $   2,412
                                                            =========

ASSETS
Total assets for reportable segments .......                $ 141,391
Corporate headquarters .....................                    3,817
                                                            ---------
         Total consolidated assets .........                $ 145,208
                                                            =========


OTHER SIGNIFICANT ITEMS

                                            SEGMENT                 CONSOLIDATED
                                            TOTALS     ADJUSTMENTS     TOTALS
                                          ----------   -----------  ----------
Interest expense                       $    7,096      $  (4,167)   $   2,929
Expenditures for segment assets            11,186           (950)      10,236
Depreciation and amortization               7,736            281        8,017


                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1999 AND 2000

--------------------------------------------------------------------------------

NOTE M - INDUSTRY SEGMENTS (CONTINUED)



GEOGRAPHIC INFORMATION

                                                                            LONG-LIVED
                                           REVENUES                           ASSETS
                                        -------------                  ------------------
United States                           $      91,784                  $          106,901
Canada                                         15,568                               1,920
Mexico                                          2,179                                 -
Other                                             250                                 -
                                        -------------                  ------------------
         Total                          $     109,781                  $          108,821
                                        =============                  ==================


The Company's operations by business segment for the year ended December 31, 1999 follows (in thousands):

                                            METALS                           SEGMENT
                                          PROCESSING      DISTRIBUTION        TOTALS
                                          ----------      -----------      ------------
Revenues from external customers        $      81,263     $      4,003     $     85,266
Interest income                                     4                -                4
Interest expense                                5,276              181            5,457
Depreciation and amortization                   5,889              286            6,175
Segment profit pre tax                          8,825            1,011            9,836
Segment assets                                 95,184            6,631          101,815
Expenditure for segment assets                 12,275               47           12,322

RECONCILIATION TO CONSOLIDATED AMOUNTS

EARNINGS
Total earnings for reportable segments                    $      9,836
Unallocated corporate headquarters income                        1,693
                                                          ------------
Earnings before income taxes and
extraordinary item                                        $     11,529
                                                          ============
ASSETS
Total assets for reportable segments                      $    101,815
Net assets of discontinued operations held for sale             67,210
Corporate headquarters                                           5,780
                                                          ------------
         Total consolidated assets                        $    174,805
                                                          ============


                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1999 AND 2000

--------------------------------------------------------------------------------

NOTE M - INDUSTRY SEGMENTS (CONTINUED)


OTHER SIGNIFICANT ITEMS

                                            SEGMENT                          CONSOLIDATED
                                            TOTALS         ADJUSTMENTS          TOTALS
                                           ----------      ------------       -----------
Interest expense                      $         5,457       $    (3,638)      $   1,819
Expenditures for segment assets                12,322                28          12,350
Depreciation and amortization                   6,175               454           6,629

GEOGRAPHIC INFORMATION

                                                                            LONG-LIVED
                                            REVENUES                          ASSETS
                                           ----------                        ----------
United States                             $    69,152                       $    77,276
Canada                                         14,689                             2,068
Mexico                                          1,352                                 -
Other                                              73                                 -
                                          -----------                        ----------
Total                                     $    85,266                        $   79,344
                                          ===========                        ==========

The Company's operations by business segment for the year ended December 31, 1998 follows (in thousands):


                                             METALS                            SEGMENT
                                           PROCESSING      DISTRIBUTION         TOTALS
                                           ----------      ------------      -----------
Revenues from external customers        $      55,263     $       5,010     $    60,273
Interest expense                                2,239               365           2,604
Depreciation and amortization                   3,546               280           3,826
Segment profit pre tax                          5,823             1,345           7,168
Segment assets                                 81,483             6,884          88,367
Expenditure for segment assets                 13,831                11          13,842

RECONCILIATION TO CONSOLIDATED AMOUNTS
EARNINGS
Total earnings for reportable segments                    $       7,168
Unallocated corporate headquarters expense                         (175)
                                                           ------------
Loss before income taxes and
                  extraordinary item                      $       6,993
                                                           ============
ASSETS
Total assets for reportable segments                      $      88,367
Net assets of discontinued operations held for sale              44,250
Corporate headquarters                                            3,775
                                                           ------------
         Total consolidated assets                        $     136,392
                                                           ============

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1999 AND 2000

--------------------------------------------------------------------------------

NOTE M - INDUSTRY SEGMENTS (CONTINUED)

OTHER SIGNIFICANT ITEMS

                                            SEGMENT                          CONSOLIDATED
                                            TOTALS         ADJUSTMENTS          TOTALS
                                           ----------      ------------       ----------
Interest expense                      $         2,604 $          (1,760)   $        844
Expenditures for segment assets                13,842                99          13,941
Depreciation and amortization                   3,826               134           3,960

GEOGRAPHIC INFORMATION

                                                                            LONG-LIVED
                                           REVENUES                           ASSETS
                                           ----------                        ----------
United States                           $      46,581                    $       67,353
Canada                                         13,350                             2,281
Mexico                                            342                                 -
                                        -------------                    --------------
Total                                   $      60,273                    $       69,634
                                        =============                    ==============

NOTE N - EMPLOYEE BENEFIT PLANS

The Company has a deferred compensation plan for substantially all employees of the Company. Company contributions are voluntary and are established as a percentage of each participant's salary. Company contributions to the deferred compensation plan were $16,000, $271,000 and $323,000 in 1998, 1999 and 2000, respectively.

In 1997, the Company adopted a stock option plan which provides for the grant of non-qualified stock options to employees, officers, directors, consultants and independent contractors; as well as for the grant to employees of qualified stock options (the "Plan"). The Plan has a ten-year term. Under the 1997 plan, 700,000 shares of the Company's common shares have been reserved for issuance.

The Plan is administered by the Compensation Committee of the Board of Directors, which has the authority, subject to certain limitations, to grant options and to establish the terms and conditions for vesting and exercise thereof. The exercise price of incentive stock options may be no less than the fair market value of the common stock on the date of grant. The exercise price of non-qualified options is required to be no less than 85% of the fair market value of the common stock on the date of grant. The terms of the options may not exceed ten years from the date of grant.

The Company accounts for the Plan under APB Opinion No. 25, "Accounting for Stock Issued To Employees," and related interpretations. Accordingly, no compensation cost has been recognized the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS Statement 123, "Accounting for Stock Based Compensation," the Company's net earnings and earnings per share would have been reduced to the Proforma amounts indicated below for the year ended December 31, 2000, 1999 and 1998 (in thousands, except per share data):

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1999 AND 2000

--------------------------------------------------------------------------------

NOTE N - EMPLOYEE BENEFIT PLANS (CONTINUED)

                                                              1998                 1999          2000
                                                              ----                 ----          ----

Net earnings                            As reported         $    4,978       $     6,761      $  10,792
                                        Pro forma           $    4,710       $     6,219      $  10,431
Basic earnings per share                As reported         $      .70       $       .94      $    1.52
                                        Pro forma           $      .66       $       .87      $    1.47
Diluted earnings per share               As reported        $      .68       $       .87      $    1.49
                                        Pro forma           $      .64       $       .80      $    1.44

A summary of the status of the Plan as of December 31, 2000, 1999 and the changes during the year ended December 31, 1998, 1999 and 2000 is presented below:

                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                                                  EXERCISE
                                                                 SHARES            PRICE
                                                               ----------      ------------
Outstanding January 1, 1998                                          -                   -
Granted                                                         301,250         $     6.14
                                                                -------

Outstanding at December 31, 1998                                301,250         $     6.14
                                                                =======         ==========

Granted                                                         226,250         $    12.06
Exercised                                                       (10,000)        $     6.23
Forfeited                                                       (50,000)        $     6.05
                                                                -------

Outstanding at December 31, 1999                                467,500         $     7.97
                                                                =======         ==========

Granted                                                         197,000         $     7.23
Forfeited                                                      (103,500)        $    10.35
                                                               --------

Outstanding at December 31, 2000                                561,000         $     8.14
                                                                =======         ==========

Options exercisable as of December 31, 1999 were 42,500 shares at an average exercise price of $11.53. The range of prices was $6.05 to 13.55. Options exercisable as of December 31, 2000 were 155,000 shares at an average exercise price of $8.14. The range of exercise prices was $6.05 to $13.55. The weighted average contractual life of options outstanding at December 31, 2000 was 5.0 years.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1999 AND 2000

--------------------------------------------------------------------------------

NOTE N - EMPLOYEE BENEFIT PLANS (CONTINUED)

Fair values of options granted were determined using the Black-Scholes option pricing model based on the assumptions of 5.2%, 6.5% and 5.9% risk-free interest rate for 1998, 1999 and 2000, no dividend yield, expected life of 5 years and expected volatility of 63.24%, 53.28% and 57.47%, for 1998, 1999 and 2000. The
weighted average fair value of options granted were $6.47, $10.08 and $5.29 during 1998, 1999 and 2000.

NOTE O - EXTRAORDINARY ITEM

The Company completed the discounted prepayment of unsecured subordinated promissory notes (the "Notes") payable to DCT, Inc. and an officer of NMP on December 17, 1998. The Notes, which were due November 1, 2001 and had an aggregate principal face amount of approximately $10.1 million, were prepaid at a agreed upon amount of $9.7 million including accrued interest. The Notes were prepaid substantially through proceeds from the Junior Notes (Note E) and a loan to the Company from the Company's Chief Executive Officer.

During 2000, the Company extinguished $6.376 million of its 6% convertible debentures for an agreed upon amount of $6.411 million. In addition, the Company wrote off $.304 million in deferred financing costs, net of income taxes.

NOTE P - SUBSEQUENT EVENT

On February 16, 2001 the Company acquired a 49% interest in S.E.T. Steel, Inc. ("SET") for $3.0 million. Contemporaneously with the SET Acquisition, the Company, transferred all of the capital stock of NMPM and NMF to SET for a $27.2 million note.

NOTE Q - RESTRUCTURING CHARGE

During the fourth quarter of 2000 the Company recorded a $3.938 million restructuring charge for its planned plant consolidation program within the Company's metals processing group. The charge is included in accrued liabilities and is a component of selling, general and administrative expense. The charge includes approximately $1.2 million for the carrying costs of owned facilities to be sold and expenses related to exiting leases. The charge also includes approximately $2.3 million for the write-off of leasehold improvements within leased facilities and the writedown of owned facilities to reflect anticipated market values. The consolidation is anticipated to be completed by December 31, 2001.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1999 AND 2000

--------------------------------------------------------------------------------

NOTE R - UNAUDITED QUARTERLY RESULTS OF OPERATIONS (IN THOUSANDS EXCEPT PER SHARE DATA)

                                           DECEMBER 31,       SEPTEMBER 30,     JUNE 30,    MARCH 31,
                                              2000              2000             2000         2000
                                           ------------       -------------    --------   ----------
QUARTER ENDED
     Net sales .......................     $   35,126      $   26,320      $   23,271     $   25,064
     Cost of sales ...................         28,234          20,311          16,118         17,013
                                           ----------      ----------      ----------     ----------
     Gross profit ....................     $    6,892      $    6,009      $    7,153     $    8,051
                                           ==========      ==========      ==========     ==========
     Net earnings applicable to common
     stock ...........................     $   (3,272)     $     (647)     $    1,726     $   12,985
Basic income per common share
     Continuing operations ...........     $    (0.48)     $     0.06      $     0.24     $     0.32
     Extraordinary item ..............     $       --      $     0.01      $       --     $    (0.06)
     Discontinued operations .........     $       --      $    (0.16)     $       --     $     1.53
                                           ----------      ----------      ----------     ----------
                                           $    (0.48)     $    (0.09)     $     0.24     $     1.79
                                           ==========      ==========      ==========     ==========
Diluted income per common share
     Continuing operations ...........     $    (0.49)     $     0.06      $     0.23     $     0.29
     Extraordinary item ..............     $       --      $     0.01      $       --     $    (0.05)
     Discontinued operations .........     $       --      $    (0.16)     $       --     $     1.42
                                           ----------      ----------      ----------     ----------
                                           $    (0.49)     $    (0.09)     $     0.23     $     1.66
                                           ==========      ==========      ==========     ==========




                                            DECEMBER 31,     SEPTEMBER 30,     JUNE 30,      MARCH 31,
QUARTER ENDED                                  1999            1999             1999          1999
                                           -------------     -------------   ----------   ------------
     Net sales .......................     $   22,304      $   20,645      $   21,327     $   20,990
     Cost of sales ...................         14,938          14,379          13,847         13,274
                                           ----------      ----------      ----------     ----------
     Gross profit ....................     $    7,366      $    6,266      $    7,480     $    7,716
                                           ==========      ==========      ==========     ==========
     Net earnings applicable to common
     stock ...........................     $      397      $    1,263      $    2,291     $    2,810
                                           ==========      ==========      ==========     ==========
Basic income per commons share
     Continuing operations ...........     $     0.26      $     0.21      $     0.26     $     0.28
     Extraordinary item ..............     $       --      $       --      $       --     $       --
     Discontinued operations..........     $    (0.21)     $    (0.03)     $     0.06     $     0.11
                                           ----------      ----------      ----------     ----------
                                           $     0.05      $     0.18      $     0.32     $     0.39
                                           ==========      ==========      ==========     ==========
Diluted income per common share
     Continuing operations ...........     $     0.21      $     0.21      $     0.23     $     0.27
     Extraordinary item ..............     $       --      $       --      $       --     $       --
     Discontinued operations .........     $    (0.17)     $    (0.03)     $     0.06     $     0.10
                                           ----------      ----------      ----------     ----------
                                           $     0.04            0.18      $     0.29     $     0.37
                                           ==========      ==========      ==========     ==========


                                                      PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated by reference from the information under the caption "Item 1:
Election of Directors" in the 2001 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated by reference from the information under the captions "Executive Compensation and Other Information," "Report of the Compensation Committee on Executive Compensation" and "Performance Graph" in the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference from the information under the captions "Voting Rights and Requirements" and "Common Stock Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference from the information under the caption "Certain Transactions" in the 2001 Proxy Statement.

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

                                     PART IV



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

     10.63+ Amended and Restated Share Purchase Agreement among Noble International, Ltd. and Noble Components & Systems, Inc. and 1391295 Ontario Limited and Tiercon Holdings US, Inc. dated December 24, 1999.

     10.64++ Stock Purchase Agreement among Noble International Ltd., Noble Holdings, Inc. and DSI Holdings, Inc., Stephen Ray Savant, Cyril Ray Yates, Christopher Michael Cassels, James Christopher Delahoussaye, Kevin DeVaughn, Larry Browne and Herbert H. Fields dated July 21, 2000.

     10.65+++ Stock Purchase Agreement among Noble Holdings, Ltd., Assured Transportation & Delivery, Inc. Central Transportation & Delivery, Inc., Behnam Haeri & Bart Bement dated September 6, 2000.

     10.67++++ Asset Purchase Agreement among Monroe Engineering, Products,
               Inc., Pro Motor Products, Inc. and John Pfanstiehl dated December 16, 2000.

     10.68 # Stock Purchase Agreement among Noble International, Ltd., S.E.T. Steel, Inc., and Sid E. Taylor dated February 16, 2001.

     10.69## Stock Purchase Agreement among Noble International, Ltd. Noble Technologies, Inc., Noble Metal Processing, Inc. and S.E.T. Steel, Inc. dated February 16, 2001.


     21.1      Subsidiaries of the Registrant.

     23.1      Consent of Independent Certified Public Accountants.
---------------

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

**** Incorporated herein by reference to the Company's Current Report on Form
     8-K filed October 16, 1998.

+ Incorporated herein by reference to the Company's current report on Form 8-K filed January 10, 2000.

++ Incorporated herein by reference to the Company's current report on Form 8-K filed August 1, 2000.

+++ Incorporated herein by reference to the Company's current report on Form 8-K filed September 6, 2000.

++++ Incorporated herein by reference to the Company's current report on Form
     8-K dated February 23, 2001.

# Incorporated herein by reference to the Company's current report on Form 8-K filed on March 1, 2001.

(b) Reports on Form 8-K.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2001     NOBLE INTERNATIONAL, LTD.


                          By:  /S/ ROBERT J. SKANDALARIS
                             -------------------------------------------
                              Robert J. Skandalaris, Chief Executive Officer


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

/S/ ROBERT J. SKANDALARIS                                         March 30, 2001
-----------------------------------------------------
Robert J. Skandalaris, Chairman of the
Board, President and Chief Executive Officer
(Principal Executive Officer)



/S/ MARK T. BEHRMAN                                               March 30, 2001
-----------------------------------------------------
Mark T. Behrman, Director



/S/ LEE M. CANAAN                                                 March 30, 2001
-----------------------------------------------------
Lee M. Canaan, Director



/S/ STUART I. GREENBAUM                                           March 30, 2001
--------------------------------------------------
Stuart I. Greenbaum, Director



/S/ DANIEL J. MCENROE                                             March 30, 2001
-----------------------------------------------------
Daniel J. McEnroe, Director



/S/ JONATHAN P. RYE                                               March 30, 2001
-----------------------------------------------------
Jonathan Rye, Director



  /S/ ANTHONY R. TERSIGNI                                         March 30, 2001
-----------------------------------------------------
Anthony R. Tersigni, Director

                                 Exhibit Index
                                 -------------




Exhibit No.                   Description
-----------                   -----------

21.1                          Subsidiaries of the Registrant.

23.1                          Consent of Independent Certified Public Accountants.