Form 10-Q
period 2001-03-31
NOBLE INTERNATIONAL LTD
filed 2001-05-15
CIK 1034258

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number:   001-13581
                        --------------

                            NOBLE INTERNATIONAL, LTD.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               38-3139487
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                   20101 Hoover Road, Detroit, Michigan 48205
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (313) 245-5600
                   ------------------------------------------
              (Registrant's telephone number, including area code)

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

         The number of shares of the registrant's common stock, $.001 par value, outstanding as of March 31, 2001 was 6,611,950.

                            NOBLE INTERNATIONAL, LTD.
                                 FORM 10-Q INDEX

This report contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and is subject to the safe harbor created by that section. Statements regarding future operating performance, new programs expected to be launched and other future prospects and developments are based upon current expectations and involve certain risks and uncertainties that could cause actual results and developments to differ materially. Potential risks and uncertainties include such factors as demand for the company's products, pricing, the company's growth strategy, including its ability to consummate and successfully integrate future acquisitions, industry cyclicality and seasonality, the company's ability to continuously improve production technologies, activities of competitors and other risks detailed in the company's Annual Report on Form 10-K for the year ended December 31, 2000 and other filings with the Securities and Exchange Commission.

                                                                                                               Page
PART I - FINANCIAL INFORMATION....................................................................................3

Item 1.   Financial Statements....................................................................................3

          Consolidated Balance Sheets as of March 31, 2001
          (unaudited) and December 31, 2000.......................................................................3

          Consolidated Statements of Operations (unaudited) for the
          Three Month Periods Ended March 31, 2001 and 2000.......................................................4

          Consolidated Statements of Cash Flows (unaudited) for the
          Three Month Periods Ended March 31, 2001 and 2000.......................................................5

          Consolidated Statements of Comprehensive Income (unaudited)
          for the Three Month Periods Ended March 31, 2001 and 2000...............................................6

          Notes to Consolidated Interim Financial Statements......................................................7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..................................................................................10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............................................12

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

Item 3.   Defaults Upon Senior Securities........................................................................13

Item 4.   Submission of Matters to a Vote of Security Holders....................................................13

Item 5.   Other Information......................................................................................13

Item 6.   Exhibits and Reports on Form 8-K.......................................................................13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         NOBLE INTERNATIONAL, LTD.
                        CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED, IN THOUSANDS)



                                                                                MARCH 31,            DECEMBER 31,
ASSETS                                                                            2001                   2000
                                                                            ------------------    -------------------
CURRENT ASSETS
       Cash and cash equivalents                                            $             307     $            1,091
       Accounts receivable, trade                                                      14,064                 20,214
       Inventories                                                                      3,107                  8,185
       Prepaid expenses and other assets                                                1,910                  1,312
       Deferred income taxes                                                            1,435                  1,566

                                                                            ------------------    -------------------
           Total Current Assets                                                        20,823                 32,368

PROPERTY, PLANT AND EQUIPMENT, NET                                                     46,648                 58,673
OTHER ASSETS
       Goodwill - net                                                                  42,436                 50,148
       Covenants not to compete - net                                                   1,323                  1,389
       Sundry                                                                           2,815                  2,629
       Investment in SET                                                                3,050                      -
       Note Receivable - SET                                                           27,202                      -
                                                                            ------------------    -------------------
           Total Other Assets                                                          76,826                 54,166
                                                                            ------------------    -------------------
                                                                            $         144,297     $          145,207
                                                                            ==================    ===================


LIABILITIES AND EQUITY
CURRENT LIABILITIES
       Current maturities of long-term debt                                 $              80     $              420
       Accounts payable                                                                 5,468                 12,180
       Accrued liabilities                                                              9,869                 10,303
       Income taxes payable                                                             1,431                    143
                                                                            ------------------    -------------------

           Total Current Liabilities                                                   16,848                 23,046

LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES                                           61,486                 53,743
CONVERTIBLE SUBORDINATED DEBENTURES                                                    16,727                 16,252
JUNIOR SUBORDINATED NOTES                                                               3,359                  3,359
DEFERRED INCOME TAXES                                                                   2,272                  3,230
PUTABLE COMMON STOCK                                                                    1,203                  1,336
REDEEMABLE PREFERRED STOCK                                                                325                    400
SHAREHOLDERS' EQUITY
       Preferred stock, $100 par value, 10% cumulative,
           authorized 150,000 shares                                                        -                      -
       Paid-in capital - warrants, $10 per common share exercise
           price, 90,000 warrants outstanding                                             121                    121
       Common stock, $.001 par value, authorized 20,000,000
           shares, issued and outstanding 6,611,950 and 7,234,319
           shares in 2001 and 2000, respectively                                       21,948                 22,857
       Retained earnings                                                               20,513                 21,217
       Accumulated comprehensive loss                                                    (505)                  (354)
                                                                            ------------------    -------------------
                                                                                       42,077                 43,841
                                                                            ------------------    -------------------
                                                                            $         144,297     $          145,207
                                                                            ==================    ===================



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                            NOBLE INTERNATIONAL, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                                     THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                           ---------------------------------------
                                                                                                  2001                 2000
                                                                                           --------------------  -----------------
Net Sales
     Products                                                                                         $ 13,145           $ 25,064
     Services                                                                                           14,378
                                                                                           --------------------  -----------------
Net sales                                                                                               27,523             25,064
Cost of Goods Sold
     Product                                                                                             9,208             17,013
     Services                                                                                           11,280
                                                                                           --------------------  -----------------
Cost of goods sold                                                                                      20,488             17,013
                                                                                           --------------------  -----------------

       Gross profit                                                                                      7,035              8,051

Selling, general and
  administrative expenses                                                                                5,414              3,870
                                                                                           --------------------  -----------------

       Operating profit                                                                                  1,621              4,181

Other income (expense)
     Interest income                                                                                       514                  3
     Interest expense                                                                                   (1,205)              (515)
     Income from unconsolidated subsidiary                                                                  50
     Sundry, net                                                                                           515                 10
                                                                                           --------------------  -----------------
                                                                                                          (126)              (502)
                                                                                           --------------------  -----------------
Earnings from continuing operations before income taxes
      and extraordinary item                                                                             1,495              3,679
          Income tax expense                                                                             1,672              1,371
                                                                                           --------------------  -----------------
Net earnings (loss) from continuing operations before extraordinary item                                  (177)             2,308
          Preferred stock dividends                                                                         19                 14
Net earnings (loss) from continuing operations on common shares                            --------------------  -----------------
          before extraordinary item                                                                       (196)             2,294

Net loss from discontinued operations - net of tax                                                                           (115)

Gain on sale of discontinued operations - net of tax                                                                       11,200

                                                                                           --------------------  -----------------
Net earnings (loss) before extraordinary item                                                             (196)            13,379

Extraordinary item - loss from extinguishment of debt                                                                        (394)

Net earnings (loss) on common shares                                                                    $ (196)          $ 12,985
                                                                                           ====================  =================

BASIC EARNINGS (LOSS) PER COMMON SHARE:
     Earnings (loss) per common share from continuing operations before extraordinary item             $ (0.03)            $ 0.32
                                                                                           --------------------  -----------------
     Earnings per common share - discontinued operations                                                                   $ 1.53
                                                                                           --------------------  -----------------
     Extraordinary item - loss from extinguishment of debt                                                                $ (0.06)
                                                                                           --------------------  -----------------
     Earnings (loss) per common share                                                                  $ (0.03)            $ 1.79
                                                                                           --------------------  -----------------

     Dividends declared and paid                                                                         $ 508
                                                                                           --------------------  -----------------

EARNINGS (LOSS) PER COMMON SHARE - ASSUMING DILUTION:
     Net earnings (loss) from continuing operations and before extraordinary item                       $ (196)           $ 2,294
     Proforma reduction in interest on convertible debentures                                                                  62
                                                                                           --------------------  -----------------
     Proforma net earnings (loss) from continuing operations before extraordinary item                    (196)             2,356
     Net earnings (loss) from discontinued operations                                                        -               (115)
     Gain on sale of discontinued operations (less income tax of $6,660)                                     -             11,200
                                                                                           --------------------  -----------------
     Proforma net earnings (loss) before extraordinary item                                               (196)            13,441
     Extraordinary item - loss from extinguishment of debt (less income tax of $203)                         -               (394)
                                                                                           --------------------  -----------------
     Proforma net earnings (loss) on common shares assuming dilution                                    $ (196)          $ 13,047
                                                                                           ====================  =================

     Earnings (loss) per common from continuing operations before extraordinary item                   $ (0.03)            $ 0.29
                                                                                           --------------------  -----------------
     Earnings per common share - discontinued operations                                                                   $ 1.42
                                                                                           --------------------  -----------------
     Extraordinary item - loss from extinguishment of debt                                                                $ (0.05)
                                                                                           --------------------  -----------------
     Earnings (loss) per common share                                                                  $ (0.03)            $ 1.66
                                                                                           --------------------  -----------------


Basic weighted average common shares outstanding                                                     6,704,478          7,234,051
                                                                                           --------------------  -----------------
Diluted weighted average common shares and equivalents                                               6,704,478          7,858,882
                                                                                           --------------------  -----------------


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                            NOBLE INTERNATIONAL, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                         -----------------------------------
                                                                                              2001                 2000
                                                                                         --------------        -------------
CASH FLOWS (USES) FROM OPERATING ACTIVITIES
      Net earnings (loss) from continuing operations                                      $      (177)          $    1,914
      Adjustments to reconcile net earnings (loss) to
          net cash provided by (used in) operations
               Interest paid in kind                                                              475                  354
               Depreciation of property, plant and equipment                                    1,188                1,349
               Amortization of goodwill                                                           418                  481
               Deferred income taxes                                                             (958)                 -

      Changes in operating assets and liabilities, net of business acquisition
               Decrease (increase) in accounts receivable                                      (2,157)              (4,243)
               Decrease (increase) in inventories                                                (648)                 653
               Decrease (increase)  in prepaid expenses                                          (819)                 797
               Decrease (increase)  in other assets                                               167                  447
               Increase (decrease) in accounts payable                                         (1,414)                 658
               Increase (decrease) in income taxes payable                                      2,345                1,416
               Increase (decrease) in accrued liabilities                                         369                 (998)
                                                                                         --------------        -------------
                           Net cash provided by (used in) continuing operations                (1,211)               2,828
                           Net cash used by discontinued operations                                                   (115)
                           Net cash from sale of discontinued operations                                            83,639
                                                                                         --------------        -------------
                           Net cash provided (used) by operations                              (1,211)              86,352

CASH FLOWS (USES) FROM INVESTING ACTIVITIES
      Purchase of property, plant and equipment                                                (1,440)              (4,434)
      Investment in SET                                                                        (3,000)
      Increase in other long term assets                                                         (941)
                                                                                         --------------        -------------
                    Net cash used in investing activities                                      (5,381)              (4,434)


CASH FLOWS (USES) FROM FINANCING ACTIVITIES

      Repayments of notes payable - related parties                                                                 (5,000)
      Capital lease payments                                                                      (20)                 (12)
      Redemption of common stock                                                               (1,042)                (300)
      Redemption of convertible subordinated debentures                                           -                 (5,688)
      Dividends paid                                                                             (527)                 (14)
      Redemption of preferred stock of subsidiary                                                 (75)                 -
      Payments on long-term debt                                                                 (231)                (234)
      Net proceeds (repayments) on note payable to bank                                         7,854              (71,130)
                                                                                         --------------        -------------
                                  Net cash provided (used) by financing activities              5,959              (82,378)

Effect of exchange rate changes on cash                                                          (151)                 -
                                                                                         --------------        -------------

                                      Net decrease in cash                                       (784)                (460)

Cash at beginning of period                                                                     1,091                  685
                                                                                         --------------        -------------

Cash at end of period                                                                     $       307           $      225
                                                                                         ==============        =============

SUPPLEMENTAL CASH FLOW DISCLOSURE
      Cash paid for:
          Interest                                                                        $       625           $      923
                                                                                         ==============        =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY
      The Company sold all of its capital stock in two subsidiaries in exchange for a note receivable of $27.2 million.


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                            NOBLE INTERNATIONAL, LTD.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND (LOSS)
                            (UNAUDITED, IN THOUSANDS)


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   ------------------------------
                                                                       2001             2000
                                                                   -------------    -------------
Net earnings (loss)                                                      $ (196)         $12,985

Other comprehensive income (loss),
    equity adjustment from foreign currency translation                    (151)             (21)
                                                                   -------------    -------------

Comprehensive income (loss)                                              $ (347)         $12,964
                                                                   =============    =============




  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

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

The accompanying consolidated interim financial statements as of and for the three months ended March 31, 2001 and for the period ended December 31, 2000, include Noble International, Ltd. (the "Company") and its wholly-owned subsidiaries Monroe Engineering Products, Inc. ("Monroe"), Skandy Corp. ("Skandy"), Utilase Production Process, Inc. ("UPP"), Noble Metal Forming, Inc. ("NMF"), Noble Metal Processing, Inc. ("NMP"), Noble Land Holdings, Inc. ("Land Holdings"), Noble Components & Systems, Inc. ("NCS"), Noble Technologies, Inc. ("NTI"), Noble Metal Processing Canada, Inc. ("NMPC"), Noble Metal Processing-Midwest, Inc. ("NMPM"), Noble Holdings, Ltd. ("NHL"), DSI Holdings, Inc. ("DSI"), Assured Transportation & Delivery, Inc. ("ATD"), Central Transportation & Delivery, Inc. ("CTD"), and Noble Logistic Services, Inc.
(NLS), (collectively, "Noble" or the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation.

Discontinued operations include all of the companies previously classified as the Company's plastics and coatings industry segment (Noble Component Technologies, Inc., Cass River Coatings, Inc., Noble Canada, Inc., Noble Canada Holdings, Ltd., Noble Canada Holdings II, Ltd., Noble Canada II, Inc., Tiercon Coatings, Inc., and Tiercon Industries, Inc.). On December 24, 1999 the Company executed a definitive agreement to sell these operations and the sale was completed on January 11, 2000 . Results of these operations are reported as discontinued operations in the Consolidated Financial Statements for all periods presented. The assets and liabilities of these operations have been reported in the Consolidated Balance Sheet as net assets of discontinued operations.

On February 16, 2001, the Company acquired a 49% interest in S.E.T. Steel, Inc. ("SET") for $3.0 million. SET is a Qualified Minority Business Enterprise, providing metal processing services to the original equipment manufacturers ("OEMs"). Contemporaneously with the SET acquisition, the Company, through its wholly owned subsidiary NTI, sold all of the capital stock of NMPM and NMF to SET for $27.2 million (the "SET Sale"). The Company currently holds a note receivable from SET in the amount of $27.2 million that is due June 14, 2001. In addition, the Company is guarantor of $1.0 million of debt for SET.

On March 7, 2001 the Company, through it wholly owned subsidiary, NHL, formed the company PECO Manufacturing, Inc. for the purpose of marketing and distributing molded plastic products to the automotive, industrial and machine building markets.

On March 12, 2001 the Company was awarded through binding arbitration, $0.6 million in connection with the acquisition of all of the assets of H&H Steel Processing Company, Inc. and is included in other income.

Results for interim periods should not be considered indicative of results for a full year. The year-end consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B--INVENTORIES


Inventories at March 31, 2001 and December 31, 2000 consisted of the following (in thousands):

                                                          MARCH 31,     DECEMBER 31,
                                                            2001           2000
                                                            ----           ----
Raw materials and purchased parts                          $  284         $2,615
Work in process                                               231            629
Finished goods                                              2,378          3,440
Unbilled customer tooling                                     214          1,501
                                                           ------         ------
                                                           $3,107         $8,185
                                                           ======         ======


NOTE C--INDUSTRY SEGMENTS

The Company classifies its operating subsidiaries into three industry segments based on types of products and services: metal processing (NMP, NMPC, NMPM, NMF, UPP and Land Holdings), distribution (Monroe) and logistics (ATD, CTD and DSI). The metal processing group provides a variety of laser welding, metal blanking, forming, slitting, cutting and die construction products and services utilizing proprietary laser weld and light die technology. The metal processing group sells direct to automotive OEM's and Tier I suppliers. The distribution group distributes tooling components and paint gauges. The logistics group provides customized, time sensitive delivery services to a variety of retail, medical and service businesses, including automobile dealerships, pharmaceutical suppliers and reprographic service providers.

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

The Company's operations by business segment for the three months ended March 31, 2001 follows (in thousands):

                                               METAL                                            SEGMENT
                                            PROCESSING       DISTRIBUTION     LOGISTICS         TOTALS
                                            ----------       ------------     ---------         ------
Revenues from external customers             $ 11,916          $  1,229       $  14,378       $  27,523
Interest income                                  -                -                -               -
Interest expense                                  785                43             649           1,477
Depreciation and amortization                   1,140                96             172           1,408
Segment profit pre tax                            531               177            (921)           (213)
Segment assets                                 59,101             7,936          31,801          98,838
Expenditure for segment assets                  1,213                51              17           1,281

RECONCILIATION TO CONSOLIDATED AMOUNTS

EARNINGS
Total  loss for reportable segments                                             $    (213)
Unallocated corporate headquarters expense                                          1,708
                                                                                ---------
                  Earnings from continuing operations before income
                                    taxes and extraordinary item                $   1,495
                                                                                =========

ASSETS
Total assets for reportable segments                                                    $  98,838

Corporate headquarters                                                                     45,459
                                                                                        ---------
         Total consolidated assets                                                      $ 144,297
                                                                                        =========

OTHER SIGNIFICANT ITEMS

                                             SEGMENT                         CONSOLIDATED
                                             TOTALS          ADJUSTMENTS        TOTALS
                                           ----------        -----------     ------------
Interest expense                             $  1,477           $  (272)     $    1,205
Expenditures for segment assets                 1,281               160           1,440
Depreciation and amortization                   1,612                51           1,663

GEOGRAPHIC INFORMATION

                                                                            LONG-LIVED
                                           REVENUES                           ASSETS
                                         ------------                       ----------
United States                            $     25,325                       $   87,364
Canada                                          2,159                            1,720
Other                                              39                               -
                                         ------------                       ----------
         Total                           $     27,523                       $   89,084
                                         ============                       ==========


The Company's operations by business segment for the three months ended March 31, 2000 follows (in thousands):

                                               METAL                           SEGMENT
                                            PROCESSING       DISTRIBUTION      TOTALS
                                            ----------       ---------        ----------
Revenues from external customers             $ 23,948          $  1,116       $  25,064
Interest income                                  -                -                -
Interest expense                                1,461                35           1,496
Depreciation and amortization                   1,659                74           1,733
Segment profit pre-tax                          3,002               271           3,273
Segment assets                                100,608             6,676         107,284
Expenditure for segment assets                  4,452                12           4,464

RECONCILIATION TO CONSOLIDATED AMOUNTS

EARNINGS
Total earnings for reportable segments                                                  $  3,273
Unallocated corporate headquarters expense                                                   406
                                                                                        --------
                  Earnings from continuing operations before income
                                    taxes and extraordinary item                        $  3,679
                                                                                        ========


ASSETS
Total assets for reportable segments                                                    $107,284
Net assets of discontinued operations                                                      1,329
Corporate headquarters                                                                     3,385
                                                                                        --------
         Total consolidated assets                                                      $111,998
                                                                                        ========

OTHER SIGNIFICANT ITEMS

                                              SEGMENT                         CONSOLIDATED
                                              TOTALS          ADJUSTMENTS        TOTALS
                                             --------         -----------     ------------
Interest expense                             $  1,496            $ (981)       $    515
Expenditures for segment assets                 4,464               (30)          4,434
Depreciation and amortization                   1,733                97           1,830

GEOGRAPHIC INFORMATION

                                                                            LONG-LIVED
                                           REVENUES                           ASSETS
                                         ------------                       ----------
United States                            $     20,460                       $   79,115
Canada                                          4,572                            2,915
Mexico                                             32                              -
                                         ------------                       ----------
         Total                           $     25,064                       $   82,030
                                         ============                       ==========

NOTE D - RESTRUCTURING RESERVE

The restructuring reserve of $3.9 million recorded in December 2000 was reduced by $0.5 million to $3.4 million during the quarter due primarily to a change in estimate regarding the holding period and carrying costs of some of the Company's real estate.


NOTE E - STOCKHOLDER'S EQUITY

On January 27, 2000 the Board of Directors approved a stock repurchase program of up to $5.0 million of the Company's common stock, which was subsequently increased by $5.0 million on January 31, 2001

On February 15, 2001 the Company repurchased 160,000 shares of its common stock from its Chief Executive Officer for $880,000 in cash.


NOTE F - SUBSEQUENT EVENTS

On May 9, 2001 the stockholders of the Company approved the 2001 Non-Employee Director Stock Incentive Plan and the 2001 Stock Incentive Plan.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         NET SALES. Net sales for the three months March 31, 2001 increased 9.8% to $27.5 million from $25.1 million for the comparable quarter of 2000. The increase in sales is substantially due to the inclusion of the logistics group that was acquired in the third quarter of 2000, partially offset by the overall reduction in sales in the metal processing group due to the sale of NMF and NMPM in February 2001 and lower revenue in NMP due to lower volumes.

         COST OF GOODS SOLD. As a percent of net sales, cost of goods sold for the three month period ended March 31, 2001 increased to 74.4% as compared with 67.9% for the prior year period. The increase in cost of goods sold as a percent of net sales for the three months ended March 31, 2001 is primarily due to the inclusion of the logistics group as this business has higher cost of goods sold and due to volume and product mix in the metal processing group.

         GROSS PROFIT. The Company's gross profit decreased by 12.6% to $7.0 million for the three months ended March 31, 2001 from $8.1 million for the comparable period of 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.5 million, or 39.9% to $5.4 million for the three month period ended March 31, 2001 as compared to the comparable period of 2000. The increase in selling, general and administrative expenses was due primarily to the inclusion of the Company's logistics group that was acquired in the third quarter of 2000, partially offset by a reduction in expenses due to the sale of NMF and NMPM in February 2001. In addition, for the period ending March 31, 2001, the Company reversed $0.5 million of its restructuring reserve due primarily to a change in estimate related to its real estate holdings.

         OPERATING PROFIT. As a result of the foregoing factors, operating profit decreased to $1.6 million for the three months ended March 31, 2001 compared with $4.2 million in the prior period, a decrease of 61.2%.

         INTEREST EXPENSE. Interest expense increased 134.0% to $1.2 million for the three months ended March 31, 2001 from $0.5 million for the comparable quarter of the prior year. The increase was primarily due to increased borrowings due to the acquisition of the logistics group and investments in property, plant and equipment.

         INCOME TAX EXPENSE. Income tax expense increased 22.0% to $1.7 million primarily as a result of a one-time income tax expense of $1.1 million due to the difference between the book and tax basis resulting from the sale of NMF and NMPM in February 2001.

         NET EARNINGS (LOSS). As a result of the foregoing factors, net earnings
(loss) from continuing operations decreased $2.5 million and resulted in a loss of $0.2 million for the three months ended March 31, 2001 compared to earnings of $2.3 million for the prior period. The net loss was favorably impacted by other income which includes $0.6 million of income due to an award received through binding arbitration.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equipment financing, bank financing and loans from stockholders. The Company's working capital needs and capital equipment requirements have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. The anticipated increase in required working capital and capital equipment requirements are expected to be met from the cash flow from operations, equipment financing and revolving credit borrowings. As of March 31, 2001, the Company had working capital of approximately $4.0 million.

         The Company used cash in continuing operations of $1.2 million for the three months ended March 31, 2001. Net cash used by continuing operations was primarily the result of net loss, increased accounts receivable, inventories, prepaid expenses and lower accounts payable partially offset by increased income taxes payable, accrued liabilities, depreciation, amortization and interest paid in kind. Cash used in investing activities of $5.4 million for the three months ended March 31, 2001 was primarily for the purchase of property, plant and equipment and the Company's investment in SET. The Company generated cash from financing activities of $6.0 million for the three months ended March 31, 2001.

         The amount of the Company's revolving credit facility with Comerica Bank (the "Credit Facility") was $55 million at December 31, 2000, subsequently amended to a $75 million facility. The

Credit Facility expires in May 2002, is secured by the assets of Noble and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for multi-currency loans. Borrowing options include a eurocurrency rate or a base rate. Advances under the Credit Facility during the three months ended March 31, 2001 bore interest at the rate of approximately 7.35% per annum. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $25 million. The Company is in compliance with the terms of the Credit Facility.

         The liquidity provided by the Company's credit facilities is expected to be sufficient to meet the Company's currently anticipated working capital and capital expenditure needs for at least 12 months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such 12 month period. In addition, the Company regularly reviews, as part of its business strategy, future growth through opportunistic acquisitions which may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, if any, the Company may be required to obtain additional debt or equity financing in connection with such future acquisitions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

INFLATION

         Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had a material effect on its business over the past two years.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 8% of the total revenues for the three months ended March 31, 2001. The Company's primary foreign currency exposure is the Canadian Dollar. The Company manages its exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset.

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

           Inapplicable.

ITEM 5.  OTHER INFORMATION

           Inapplicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

           None

(b) Reports of Form 8-K. The following current reports on Form 8-K were filed during the first quarter of 2001.

    (i) Report on Form 8-K filed on February 23, 2001, concerning the termination of Grant Thornton as auditors after the completion of the 2000 fiscal year audit and the appointment of Deloitte & Touche as auditors for the 2001 fiscal year.

    (ii) Report on Form 8-K filed on March 1, 2001 concerning the sale of assets to S.E.T. Steel, Inc. by the Company's wholly owned subsidiaries, Noble Metal Processing, Inc. and Noble Technologies, Inc. and the investment in S.E.T. Steel, Inc. by the Company.

    (iii) Report on Form 8-K/A filed on April 6, 2001 concerning the completion of the 2000 fiscal audit by Grant Thornton and notification that no disagreements exist between the Company and Grant Thornton.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  NOBLE INTERNATIONAL, LTD.


Dated:  May 15, 2001              By: /s/ David V. Harper
                                     -------------------------------------------
                                       David V. Harper, Chief Financial Officer