Form 10-Q
period 2001-06-30
NOBLE INTERNATIONAL LTD
filed 2001-08-14
CIK 1034258

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X]    QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------    -----------------

Commission File Number:   001-13581
                        --------------

                            NOBLE INTERNATIONAL, LTD.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                   38-3139487
   -----------------------------------                 ----------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification Number)

                   20101 Hoover Road, Detroit, Michigan 48205
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (313) 245-5600
                             --------------------
              (Registrant's telephone number, including area code)

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

         The number of shares of the registrant's common stock, $.001 par value, outstanding as of June 30, 2001 was 6,609,019.

                           NOBLE INTERNATIONAL, LTD.
                                FORM 10-Q INDEX

This report contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and is subject to the safe harbor created by that section. Statements regarding future operating performance, new programs expected to be launched and other future prospects and developments are based upon current expectations and involve certain risks and uncertainties that could cause actual results and developments to differ materially. Potential risks and uncertainties include such factors as demand for the company's products, pricing, the company's growth strategy, including its ability to consummate and successfully integrate future acquisitions, industry cyclicality, fuel prices and seasonality, the company's ability to continuously improve production technologies, activities of competitors and other risks detailed in the company's Annual Report on Form 10-K for the year ended December 31, 2000 and other filings with the Securities and Exchange Commission.

                                                                                        PAGE
PART I -  FINANCIAL INFORMATION..........................................................3

Item 1.   Financial Statements...........................................................3

          Consolidated Balance Sheets as of June 30, 2001
          (unaudited) and December 31, 2000..............................................3

          Consolidated Statements of Income (unaudited) for the
          Three Month and Six Month Periods Ended June 30, 2001 and 2000.................4

          Consolidated Statements of Cash Flows (unaudited) for the
          Six Month Periods Ended June 30, 2001 and 2000.................................5

          Consolidated Statements of Comprehensive Income (unaudited)
          for the Three and Six Month Periods Ended June 30, 2001 and 2000...............6

          Notes to Consolidated Interim Financial Statements.............................7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................................11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................13

PART II - OTHER INFORMATION.............................................................14

Item 1.   Legal Proceedings.............................................................14

Item 2.   Changes in Securities and Use of Proceeds.....................................14

Item 3.   Defaults Upon Senior Securities...............................................14

Item 4.   Submission of Matters to a Vote of Security Holders...........................14

Item 5.   Other Information.............................................................14

Item 6.   Exhibits and Reports on Form 8-K..............................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS
                            (Unaudited, in thousands)


                                                                              June 30,                 December 31,
ASSETS                                                                          2001                      2000
                                                                            -----------                -----------
CURRENT ASSETS

    Cash and cash equivalents                                                 $     453                $   1,091
    Accounts receivable, trade                                                   15,536                   20,214
    Inventories                                                                   4,642                    8,185
    Prepaid expenses and other assets                                             1,394                    1,312
    Deferred income taxes                                                         1,435                    1,566
                                                                              ---------                ---------

        Total Current Assets                                                     23,460                   32,368
PROPERTY, PLANT AND EQUIPMENT, NET                                               48,487                   58,673
OTHER ASSETS
    Goodwill - net                                                               41,906                   50,148
    Covenants not to compete                                                      1,266                    1,389
    Sundry                                                                        9,297                    2,629
                                                                              ---------                ---------
        Total Other Assets                                                       52,469                   54,166
                                                                              ---------                ---------
                                                                              $ 124,416                $ 145,207
                                                                              =========                =========

LIABILITIES AND EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt                                      $      66                $     420
    Accounts payable                                                              9,566                   12,180
    Accrued liabilities                                                           8,685                   10,303
    Income taxes payable                                                            561                      143
                                                                              ---------                ---------

        Total Current Liabilities                                                18,878                   23,046

LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES                                     38,876                   53,743
CONVERTIBLE SUBORDINATED DEBENTURES                                              16,726                   16,252
JUNIOR SUBORDINATED NOTES                                                         3,358                    3,359
DEFERRED INCOME TAXES                                                             2,272                    3,230
PUTABLE COMMON STOCK                                                              1,203                    1,336
REDEEMABLE PREFERRED STOCK                                                          325                      400
SHAREHOLDERS' EQUITY
    Preferred stock, $100 par value, 10% cumulative,
        authorized 150,000 shares
    Paid-in capital - warrants, $10 per common share exercise
        price, 90,000 warrants outstanding                                          121                      121
    Common stock, $.001 par value, authorized 20,000,000
        shares, issued and outstanding  6,609,019 and 6,902,629
        shares in 2001 and 2000, respectively                                    21,935                   22,857
    Retained earnings                                                            21,135                   21,217
    Accumulated comprehensive loss                                                 (413)                    (354)
                                                                              ---------                ---------
                                                                                 42,778                   43,841
                                                                              ---------                ---------
                                                                              $ 124,416                $ 145,207
                                                                              =========                =========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED, IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                               JUNE 30,                      JUNE 30,
                                                                     ---------------------------     ---------------------------
                                                                           2001            2000            2001           2000
                                                                     -----------     -----------     -----------     -----------
Net Sales
    Products                                                         $    17,317     $    23,271     $    30,462     $    48,335
    Services                                                              15,255                          29,633
                                                                     -----------     -----------     -----------     -----------
Total Sales                                                               32,572     $    23,271          60,095     $    48,335
Cost of goods sold
    Products                                                              12,752          16,118          21,960          33,131
    Services                                                              11,882                          23,162
                                                                     -----------     -----------     -----------     -----------
Total Cost of Sales                                                       24,634          16,118          45,122          33,131

Gross Profit                                                               7,938           7,153          14,973          15,204

Selling, general and
  administrative expenses                                                  5,235           3,889          10,649           7,759
                                                                     -----------     -----------     -----------     -----------
Operating income                                                           2,703           3,264           4,324           7,445

(Loss) from unconsolidated affiliate                                        (260)                           (210)

Other Income (expense)
    Interest income                                                          768            --             1,282               3
    Interest expense                                                      (1,415)           (412)         (2,620)           (927)
    Sundry, net                                                                5             (27)            520             (17)
                                                                     -----------     -----------     -----------     -----------
                                                                            (642)           (439)           (818)           (941)

                                                                     -----------     -----------     -----------     -----------
Earnings from continuing operations before income taxes and
    extraordinary item                                                     1,801           2,825           3,296           6,504
Income tax expense                                                           682           1,086           2,354           2,457
                                                                     -----------     -----------     -----------     -----------
Earnings from continuing operations before extraordinary item              1,119           1,739             942           4,047
Preferred stock dividends                                                                     13              19              27
EARNINGS FROM CONTINUING OPERATIONS ON COMMON SHARES
                                                                     -----------     -----------     -----------     -----------
  BEFORE EXTRAORDINARY ITEM                                                1,119           1,726             923           4,020

LOSS FROM DISCONTINUED OPERATIONS                                                                                           (115)
GAIN ON SALE OF DISCONTINUED OPERATIONS                                                                                   11,200
                                                                     -----------     -----------     -----------     -----------
EARNINGS BEFORE EXTRAORDINARY ITEM                                   $     1,119     $     1,726     $       923     $    15,105
                                                                     -----------     -----------     -----------     -----------

EXTRAORDINARY ITEM - (LOSS) FROM EXTINGUISHMENT OF DEBT                                                                     (394)
                                                                     -----------     -----------     -----------     -----------
EARNINGS ON COMMON SHARES                                            $     1,119     $     1,726     $       923     $    14,711
                                                                     ===========     ===========     ===========     ===========

BASIC EARNINGS PER COMMON SHARE:
    Earnings per common share from continuing operations before
    extraordinary item                                               $      0.17     $      0.24     $      0.14     $      0.56
                                                                     -----------     -----------     -----------     -----------
    Earnings per common share - discontinued operations                     --              --              --              1.53
                                                                     -----------     -----------     -----------     -----------
    Extraordinary item - (loss) from extinguishment of debt                 --              --              --             (0.06)
                                                                     -----------     -----------     -----------     -----------
    Earnings per common share                                        $      0.17     $      0.24     $      0.14     $      2.03
                                                                     -----------     -----------     -----------     -----------

    Dividends declared and paid                                      $     0.075     $     0.075     $     0.150     $     0.075
                                                                     -----------     -----------     -----------     -----------

EARNINGS ASSUMING DILUTION:
    Earnings from continuing operations before extraordinary item    $     1,119     $     1,726     $       923     $     4,020
    Proforma reduction in interest on convertible debentures                                 186                             248
                                                                     -----------     -----------     -----------     -----------
    Proforma earnings from continuing operations before
    extraordinary item                                                     1,119           1,912             923           4,268
    Loss from discontinued operations                                       --              --              --              (115)
    Gain on sale of discontinued operations                                 --              --              --            11,200
                                                                     -----------     -----------     -----------     -----------
    Proforma earnings before extraordinary item                            1,119           1,912             923          15,353
    Extraordinary item - (loss) from extinguishment of debt                 --              --              --              (394)
                                                                     -----------     -----------     -----------     -----------
    Proforma earnings on common shares assuming dilution             $     1,119     $     1,912     $       923     $    14,959
                                                                     ===========     ===========     ===========     ===========

EARNINGS (LOSS) PER COMMON SHARE - ASSUMING DILUTION:
    Earnings per common share from continuing operations before
    extraordinary item                                               $      0.17     $      0.23     $      0.14     $      0.52
                                                                     -----------     -----------     -----------     -----------
    Earnings per common share - discontinued operations                     --              --              --              1.35
                                                                     -----------     -----------     -----------     -----------
    Extraordinary item -  (loss) from extinguishment of debt                --              --              --             (0.05)
                                                                     -----------     -----------     -----------     -----------
    Earnings per common share                                        $      0.17     $      0.23     $      0.14     $      1.82
                                                                     -----------     -----------     -----------     -----------

Basic weighted average common shares outstanding                       6,609,455       7,170,938       6,634,571       7,202,494
                                                                     -----------     -----------     -----------     -----------
Diluted weighted average common shares and equivalents                 6,640,896       8,547,741       6,665,137       8,199,420
                                                                     -----------     -----------     -----------     -----------

                            NOBLE INTERNATIONAL, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                                                          SIX MONTHS ENDED
                                                                                                              JUNE 30,
                                                                                            ----------------------------------------
                                                                                                  2001                   2000
                                                                                            ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net earnings from continuing operations before extraordinary items                          $    942         $  3,653
       Adjustments to reconcile net earnings to
            net cash provided by operations
                 Interest paid in kind                                                                  475              354
                 Loss from unconsolidated entity                                                        210
                 Depreciation of property, plant and equipment                                        2,290            2,711
                 Amortization of goodwill                                                             1,333            1,058
                 Deferred income taxes                                                                 (958)             247

       Changes in operating assets and liabilities, net of business acquisition
                 Increase in accounts receivable                                                     (3,629)          (2,292)
                 (Increase) decrease in inventories                                                  (2,183)             915
                 (Increase) decrease in prepaid expenses                                               (303)           1,028
                 (Increase) decrease in other assets                                                   (161)           1,434
                 Increase (decrease) in accounts payable                                              2,684             (257)
                 (Decrease) increase in income taxes payable                                           (815)           1,945
                 Increase (decrease) in accrued liabilities                                           1,475           (1,643)
                                                                                                   --------         --------

                               Net cash provided by continuing operations                             1,360            9,153
                               Net cash used by discontinued operations                                                 (115)
                               Net cash from sale of discontinued operations                                          80,689
                                                                                                   --------         --------
                               Net cash provided by operations                                        1,360           89,727

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property, plant and equipment                                                     (4,381)          (7,053)
       Investment in S.E.T                                                                           (3,000)
       S.E.T Receivable                                                                              24,734
       Other Receivable                                                                              (1,461)
                                                                                                   --------         --------
                      Net cash provided by (used in) investing activities                            15,892           (7,053)


CASH FLOWS USED IN FINANCING ACTIVITIES

       Repayments of notes payable - related parties                                                                  (5,000)
       Capital lease payments                                                                           (39)             (25)
       Redemption of common stock                                                                    (1,055)          (1,428)
       Redemption of convertible subordinated debentures                                                              (5,688)
       Dividends paid                                                                                (1,024)            (561)
       Redemption of preferred stock of subsidiary                                                      (75)            --
       Payments on long-term debt                                                                      (150)          (2,159)
       Net repayments on note payable to bank                                                       (15,488)         (68,456)
                                                                                                   --------         --------

                                                      Net cash used in financing activities         (17,831)         (83,317)

Effect of exchange rate changes on cash                                                                 (59)            --
                                                                                                   --------         --------

                                                    Net decrease in cash                               (638)            (643)

Cash at beginning of period                                                                           1,091              685
                                                                                                   --------         --------

Cash at end of period                                                                              $    453         $     42
                                                                                                   ========         ========

SUPPLEMENTAL CASH FLOW DISCLOSURE
       Cash paid for:
            Interest                                                                               $  1,473         $  1,107
                                                                                                   ========         ========

            Taxes                                                                                  $  1,351         $  3,886
                                                                                                   ========         ========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                            NOBLE INTERNATIONAL, LTD.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND (LOSS)
                            (UNAUDITED, IN THOUSANDS)

                                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                              JUNE 30,                           JUNE 30,
                                                                   -------------------------------    ------------------------------
                                                                       2001             2000              2001             2000
                                                                   -------------    --------------    -------------    -------------
Net earnings                                                            $ 1,119           $ 1,726            $ 923          $14,711

Other comprehensive income (loss),
    equity adjustment from foreign currency translation                    $ 92               (34)             (59)             (55)
                                                                   -------------    --------------    -------------    -------------

Comprehensive income                                                    $ 1,211           $ 1,692            $ 864          $14,656
                                                                   =============    ==============    =============    =============


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

The accompanying consolidated interim financial statements as of and for the six months ended June 30, 2001 and for the year ended December 31, 2000, include Noble International, Ltd. (the "Company") and its wholly-owned subsidiaries Monroe Engineering Products, Inc. ("Monroe"), Skandy Corp. ("Skandy"), Utilase Production Process, Inc. ("UPP"), Noble Metal Forming, Inc. ("NMF"), Noble Metal Processing, Inc. ("NMP"), Noble Land Holdings, Inc. ("Land Holdings"), Noble Components & Systems, Inc. ("NCS"), Noble Technologies, Inc. ("NTI"), Noble Metal Processing Canada, Inc. ("NMPC"), Noble Metal Processing-Midwest, Inc. ("NMPM"), Noble Holdings, Ltd. ("NHL"), Noble Logistic Holdings, Inc. (NLH) (formerly known as DSI Holdings, Inc.), Assured Transportation & Delivery, Inc. ("ATD"), Central Transportation & Delivery, Inc. ("CTD"), and Noble Logistic Services, Inc. (NLS), (collectively, "Noble" or the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation.

Discontinued operations include all of the companies previously classified as the Company's plastics and coatings industry segment (Noble Component Technologies, Inc., Cass River Coatings, Inc., Noble Canada, Inc., Noble Canada Holdings, Ltd., Noble Canada Holdings II, Ltd., Noble Canada II, Inc., Tiercon Coatings, Inc., and Tiercon Industries, Inc.). On December 24, 1999 the Company executed a definitive agreement to sell these operations and the sale was completed on January 11, 2000. Results of these operations are reported as discontinued operations in the Consolidated Financial Statements for the periods presented.

On February 16, 2001, the Company acquired a 49% interest in S.E.T. Steel, Inc. ("SET") for $3.0 million, the ("SET Acquisition"). SET is a Qualified Minority Business Enterprise, providing metal processing services to the original equipment manufacturers ("OEMs"). Contemporaneously with the SET acquisition, the Company, through its wholly owned subsidiary NTI, sold all of the capital stock of NMPM and NMF to SET for $27.2 million (the "SET Sale"). On February 16, 2001, the Company received a note for $27.2 million due June 14, 2001. On June 28, 2001, SET completed the financing of its purchase of NMF and MNPM. The Company received $24.7 million in cash and a $4.0 million, 12% subordinated note due in 2003. In addition, the Company is guarantor of $10.0 million of SET's senior debt.

On March 7, 2001 the Company, through it wholly owned subsidiary, NHL, formed the company PECO Manufacturing, Inc. for the purpose of marketing and distributing molded plastic products to the automotive, industrial and machine building markets.

On March 12, 2001 the Company was awarded through binding arbitration, $0.6 million in connection with its previous acquisition of all of the assets of H&H Steel Processing Company, Inc. and is included in sundry income.

On June 8, 2001 the Company acquired a 51% interest in SCO Logistics, Inc. ("SCOL"). SCOL is a provider of logistics management services to the bulk chemical industry.

Results for interim periods should not be considered indicative of results for a full year. The December 31, 2000 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


NOTE B--INVENTORIES


Inventories at June 30, 2001 and December 31, 2000 consisted of the following (in thousands):

                                                                JUNE 30,                DECEMBER 31,
                                                                  2001                      2000
                                                                  ----                      ----
        Raw materials and purchased parts                 $        1,242              $      2,615
        Work in process                                              632                       629
        Finished goods                                             2,567                     3,440
        Unbilled customer tooling                                    201                     1,501
                                                         -----------------------     -------------------
                                                          $        4,642              $      8,185
                                                         =======================     ===================

NOTE C--INDUSTRY SEGMENTS

The Company classifies its operating subsidiaries into three industry segments based on types of products and services: metal processing (NMP, NMPC, NMPM, NMF, UPP, Skandy and Land Holdings), distribution (Monroe) and logistics (ATD, CTD, DSI, NLS and SCOL). The metal processing group provides a variety of laser welding, metal blanking, forming, slitting, cutting and die construction products and services utilizing proprietary laser weld and light die technology. The metal processing group sells direct to automotive OEM's and Tier I suppliers. The distribution group distributes tooling components and paint gauges. The logistics group provides customized, time sensitive delivery services to a variety of retail, medical and service businesses, including automobile dealerships, pharmaceutical suppliers and reprographic service providers.

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

The Company's operations by business segment for the three months ended June 30, 2001 follows (in thousands):

                                             METAL                                             SEGMENT
                                          PROCESSING      DISTRIBUTION       LOGISTICS         TOTALS
                                          ----------      ------------       ---------         ------
Revenues from external customers             $ 16,162           $ 1,155        $ 15,255        $ 32,572
Interest income                                  -                -                -               -
Interest expense                                  574                32             597           1,203
Depreciation and amortization                   1,369                94             627           2,090
Segment profit (loss) pre tax                   1,780                89            (484)          1,385
Segment assets                                 62,730             7,718          32,635         103,083
Expenditures for segment assets                 3,076                 7              21           3,104


RECONCILIATION TO CONSOLIDATED AMOUNTS

EARNINGS

Total  earnings for reportable segments                                         $ 1,385
Unallocated corporate headquarters expense                                          416
                                                                                -------
                Earnings from continuing operations before income
                               taxes and extraordinary item                     $ 1,801
                                                                                =======

ASSETS

Total assets for reportable segments                                            $ 103,083

Corporate headquarters                                                             21,176
                                                                                ---------
Total consolidated assets                                                       $ 124,259
                                                                                =========

OTHER SIGNIFICANT ITEMS

                                            SEGMENT                        CONSOLIDATED
                                            TOTALS         ADJUSTMENTS        TOTALS
                                           ----------      -----------       ----------
Interest expense                              $ 1,203             $ 212         $ 1,415
Expenditures for segment assets                 3,104               165           3,269
Depreciation and amortization                   2,090                74           2,164

GEOGRAPHIC INFORMATION

                                                                              LONG-LIVED
                                            REVENUES                            ASSETS
                                           ----------                         ----------
United States                                $ 29,663                          $ 88,774
Canada                                          2,887                             1,694
Mexico                                              9                                -
Other                                              13                                -
                                           ----------                         ----------
Total                                        $ 32,572                          $ 90,468
                                           ==========                         ==========

The Company's operations by business segment for the six months ended June 30, 2001 follows (in thousands):

                                             METAL                                             SEGMENT
                                          PROCESSING      DISTRIBUTION       LOGISTICS         TOTALS
                                          ----------      ------------       ---------         ------
Revenues from external customers             $ 28,078          $  2,384       $  29,633       $  60,095
Interest income                                    -                 -               -               -
Interest expense                                1,359                75           1,246           2,680
Depreciation and amortization                   2,509               190             799           3,498
Segment profit (loss) pre tax                   2,311               266          (1,405)          1,172
Segment assets                                 62,730             7,718          32,635         103,083
Expenditures for segment assets                 4,269                58              38           4,385








RECONCILIATION TO CONSOLIDATED AMOUNTS

EARNINGS

Total  earnings for reportable segments                                         $  1,172
Unallocated corporate headquarters expense                                         2,124
                                                                                --------
               Earnings from continuing operations before income
                              taxes and extraordinary item                      $  3,296
                                                                                ========

ASSETS

Total assets for reportable segments                                            $  103,083

Corporate headquarters                                                              21,176
                                                                                ----------
         Total consolidated assets                                              $  124,259
                                                                                ==========

OTHER SIGNIFICANT ITEMS

                                            SEGMENT                         CONSOLIDATED
                                            TOTALS         ADJUSTMENTS         TOTALS
                                           ----------      -----------       ----------
Interest expense                             $  2,680            $  (60)     $    2,620
Expenditures for segment assets                 4,385                 5           4,390
Depreciation and amortization                   3,498               125           3,623

GEOGRAPHIC INFORMATION

                                                                              LONG-LIVED
                                            REVENUES                            ASSETS
                                           ----------                         ----------
United States                              $   54,988                        $   88,774
Canada                                          5,046                             1,694
Mexico                                              9                                -
Other                                              52                                -
                                           ----------                         ----------
         Total                             $   60,095                        $   90,468
                                           ==========                        ==========

The Company's operations by business segment for the three months ended June 30, 2000 follows (in thousands):

                                             METAL                             SEGMENT
                                          PROCESSING      DISTRIBUTION          TOTALS
                                          ----------      ------------        ----------
Revenues from external customers             $ 22,214           $ 1,057        $ 23,271
Interest income                                    -                 -               -
Interest expense                                1,463                26           1,489
Depreciation and amortization                   1,672                72           1,744
Segment profit pre-tax                          2,102               233           2,335
Segment assets                                100,832             6,451         107,283
Expenditure for segment assets                  2,601                17           2,618








RECONCILIATION TO CONSOLIDATED AMOUNTS

EARNINGS

Total earnings for reportable segments                                          $ 2,335
Unallocated corporate headquarters expense                                          490
                                                                                -------
               Earnings from continuing operations before income
                              taxes and extraordinary item                      $  2,825
                                                                                ========

ASSETS

Total assets for reportable segments                                            $ 107,283
Net assets of discontinued operations                                               1,344
Corporate headquarters                                                              2,768
                                                                                ---------
Total consolidated assets                                                       $ 111,395
                                                                                =========

OTHER SIGNIFICANT ITEMS

                                             SEGMENT                         CONSOLIDATED
                                             TOTALS        ADJUSTMENTS          TOTALS
                                           ----------      ------------       ----------
Interest expense                             $  1,489          $ (1,077)       $    412
Expenditures for segment assets                 2,618                 1           2,619
Depreciation and amortization                   1,744               195           1,939

GEOGRAPHIC INFORMATION

                                                                              LONG-LIVED
                                            REVENUES                            ASSETS
                                           ----------                         ----------
United States                              $   18,704                         $    80,762
Canada                                          4,551                               2,177
Mexico                                             16                                   -
                                           ----------                          ----------
Total                                      $   23,271                          $   82,939
                                           ==========                          ==========

The Company's operations by business segment for the six months ended June 30, 2000 follows (in thousands):

                                             METAL                              SEGMENT
                                          PROCESSING      DISTRIBUTION          TOTALS
                                          ----------      ------------        ----------
Revenues from external customers             $ 46,162          $  2,173       $  48,335
Interest income                                    -                 -               -
Interest expense                                2,924                61           2,985
Depreciation and amortization                   3,331               146           3,477
Segment profit pre-tax                          5,104               504           5,608
Segment assets                                100,832             6,451         107,283
Expenditure for segment assets                  7,053                29           7,082






RECONCILIATION TO CONSOLIDATED AMOUNTS

EARNINGS

Total earnings for reportable segments                                          $  5,608
Unallocated corporate headquarters expense                                           896
                                                                                --------
               Earnings from continuing operations before income
                              taxes and extraordinary item                      $  6,504
                                                                                ========

ASSETS

Total assets for reportable segments                                            $  107,283
Net assets of discontinued operations                                                1,344
Corporate headquarters                                                               2,768
                                                                                ----------
         Total consolidated assets                                              $  111,395
                                                                                ==========

OTHER SIGNIFICANT ITEMS

                                             SEGMENT                        CONSOLIDATED
                                             TOTALS        ADJUSTMENTS        TOTALS
                                           ----------      -----------       ----------
Interest expense                             $  2,985          $ (2,058)       $    927
Expenditures for segment assets                 7,082               (29)          7,053
Depreciation and amortization                   3,477               292           3,769

GEOGRAPHIC INFORMATION

                                                                             LONG-LIVED
                                            REVENUES                           ASSETS
                                           ----------                        ----------
United States                              $   39,164                         $  80,762
Canada                                          9,123                             2,177
Mexico                                             48                                -
                                           ----------                         ----------
         Total                             $   48,335                         $   82,939
                                           ==========                         ==========

NOTE D - RESTRUCTURING RESERVE

The restructuring reserve of $3.9 million recorded in December 2000 was reduced by $0.5 million in the first quarter due primarily to a change in estimate regarding the holding period and carrying costs of some of the Company's real estate. In the second quarter, the reserve was reduced an additional $0.27 million due to a change in estimate related to the loss anticipated in connection with the imminent disposition of real estate.


NOTE E - ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the effects of these statements, however, the Company has recorded amortization related to its goodwill and identifiable intangible assets of $1.3 million for the six months ended June 30, 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         NET SALES. Net sales for the three months ended June 30, 2001 increased 40.0% to $32.6 million from $23.3 million for the comparable quarter of 2000. The increase in sales is substantially due to the inclusion of the logistics group that was acquired in the third quarter of 2000 and higher steel sales within the Company's metal processing group. This increase was partially offset by the overall reduction in sales in the metal processing group due to the sale of NMF and NMPM in February 2001 and lower revenue in NMP and the distribution group due to lower production volumes and product mix. The logistics group net sales for the period were $15.3 million. The metal and distribution groups net sales for the period declined 25.6% to $17.3 million as compared to $23.3 million in the same period in 2000.

Net sales for the six months ending June 30, 2001 increased 24.3% to $60.1 million from $48.3 million for the same period in 2000. The increase in sales was primarily due to the acquisition of the Company's logistics group in the third quarter of 2000, as well as the higher steel sales within the Company's metal processing group. This increase was partially offset by the reduction in sales due to the sale of NMF and NMPM in February 2000. The logistics group revenue for the period was $29.6 million. The metal and distribution group's revenue declined 37.0% to $30.5 million from $48.3 million during the same period in 2000.

         COST OF GOODS SOLD. As a percent of net sales, cost of goods sold for the three-month period ended June 30, 2001 increased to 75.6% as compared with 69.3% for the same period in 2000. The increase in cost of goods sold as a percent of net sales is primarily due to the inclusion of the logistics group as this business has higher cost of goods sold and due to lower production volumes and product mix in the metal processing and distribution groups. For the three months ended June 30, 2001 the logistics group had cost of goods sold of 77.9%. The metal processing and distribution group's cost of goods sold increased to 74.6% from 69.3%.

For the six-months ended June 30, 2001, cost of goods sold increased to 75.1% from 68.5% for the same period in 2000. This increase was primarily the result of the inclusion of the logistics group as this business has higher cost of goods sold and due to lower production volumes and product mix in the metal processing and distribution groups. The logistics group's cost of sales, as percent of net sales, for the six-month period ended June 30, 2001 was 78.2%. The metal processing and distribution group's costs of sales, as percent of net sales, increased to 71.2% as compared to 68.5% for the comparable period in 2000.

         GROSS PROFIT. The Company's gross profit increased 11.0% to $7.9 million for the three months ended June 30, 2001 from $7.2 million for the comparable period of 2000. The increase was primarily the result of the acquisition of the logistics group in 2000 offset by the sale of NMF and NMPM earlier in the year. The logistic group's gross profit was $3.4 million in the period. The metal and distribution group's gross profit declined 36.2% to $4.6 million as compared to $7.2 million for the comparable period in 2000.

For the six month period ended June 30, 2001 gross profit decreased 1.5% to $15.0 million from $15.2 million for the same period in 2000. The decline was primarily the result of lower gross profit in the metal processing due to the sale of NMF and NMPM earlier this year. The logistics group's gross profit for the period ended June 30, 2001 was $6.5 million. Gross profit for the metal and distribution groups declined 44.1% to $8.5 million from $15.2 million in the comparable period in 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.4 million, or 34.6% to $5.2 million for the three-month period ended June 30, 2001 as compared to the comparable period of 2000. For the six-month period ended June 30, 2001, selling, general and administrative expenses increased $2.9 million to $10.6 million from $7.8 million. The increase in selling, general and administrative expenses for the three and six month periods was due primarily to the inclusion of the Company's logistics group that was acquired in the third quarter of 2000, partially offset by a reduction in expenses due to the sale of NMF and NMPM in February 2001 and a change in estimate for local taxes totaling $0.4 million.

         OPERATING INCOME. As a result of the foregoing factors, operating profit decreased $0.6 million for the three-month period ended June 30, 2001 to $2.7 million from $3.3 million for the same period in 2000, a decrease of 17.2%. For the six-month period, operating profit decreased $3.1 million to $4.3 million from $7.5 million for the comparative six-month period in 2000, a decrease of 41.9%.

         INTEREST EXPENSE. Interest expense increased 243.5% to $1.4 million for the three months ended June 30, 2001 from $0.4 million for the comparable quarter of the prior year. For the six month period ended June 30, 2001, interest expense increased 182.6% to $2.6 million from $0.9 million for the same period in 2000. The increase for the three month and six month periods was primarily the result to increased borrowings due to the acquisition of the logistics group, the temporary financing of the sale of NMPM and NMF since February 2001 and investments in property, plant and equipment.

         INCOME TAX EXPENSE. Income tax expense for the three-month period ended June 30, 2001 decreased $0.4 million to $0.7 million from $1.1 million for the comparable period in 2000. This decrease was the result of lower taxable income in the 2001 period. Income tax expense for the six months ended June 30, 2001 decreased $0.1 million to $2.4 million from $2.5 million for the same period in the prior year. The six-month period in 2001 includes a one-time income tax expense of $1.1 million due to the difference between the book and tax basis resulting from the sale of NMF and NMPM in February 2001.

         NET EARNINGS. As a result of the foregoing factors, net earnings from continuing operations for the three-month period ended June 30, 2001 decreased $0.6 million to $1.1 million from $1.7 million for the comparable period of the prior year. Net earnings for the six-month period ended June 30, 2001 decreased $3.1 million to $0.9 million from $4.0 million for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equipment financing, bank financing and loans from stockholders. The Company's working capital needs and capital equipment requirements have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. The anticipated increase in required working capital and capital equipment requirements are expected to be met from cash flow from operations, equipment financing and revolving credit borrowings. As of June 30, 2001, the Company had working capital of approximately $4.6 million.

         The Company generated cash from continuing operations of $1.4 million for the six months ended June 30, 2001. Net cash provided by continuing operations was primarily the result of net income, increased accounts payable, accrued liabilities, depreciation, amortization and interest paid in kind, partially offset by decreased income taxes payable and deferred income taxes, and increased accounts receivable, inventories, prepaid expenses and other assets. Cash provided by investing activities of $15.9 million for the six months ended June 30, 2001 was primarily due to the receipt of $24.7 million related to the sale of NMF and NMPM to SET earlier in the year. This was partially offset by the purchase of property, plant and equipment and the Company's investment in SET. The Company used cash in financing activities of $17.8 million for the six months ended June 30, 2001 primarily for the reduction of senior debt.

         The amount of the Company's revolving credit facility with Comerica Bank (the "Credit Facility") was $55 million at December 31, 2000, subsequently amended to a $75 million facility. On June 30, 2001, the Credit Facility was reduced to $50.0 million in connection with the collection of $24.7 million related to the sale of NMF and NMPM earlier in the year. The Credit Facility expires in May 2002, is secured by the assets of Noble and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. Management believes the Credit Facility will be renewed on substantially the same terms and therefore, continues to classify this obligation as long-term debt. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for multi-currency loans. Borrowing options include a euro-currency rate or a base rate. Advances under the Credit Facility during the six months ended June 2001 bore interest at the rate of approximately 7.02% per annum. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $25 million. The Company is in compliance with the terms of the Credit Facility.

         On February 16, 2001, the Company received a $27.2 million note in connection with the SET Sale, due June 14, 2001. On June 28, 2001, the Company received $24.7 million in cash and a $4.0 million, 12% subordinated note due in 2003. In addition, the Company is guarantor of $10.0 million of the purchaser's senior debt obligations. The subordinated note is classified in sundry on the Company's balance sheet.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 8.5% of the total revenues for the six months ended June, 2001. The Company's primary foreign currency exposure is the Canadian Dollar. The Company manages its exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset.

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

           None




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NOBLE INTERNATIONAL, LTD.


Dated:  August 14, 2001                     By: /s/ David V. Harper
                                               ---------------------------------
                                                    David V. Harper,
                                                    Chief Financial Officer