Form 10-Q
period 2001-09-30
NOBLE INTERNATIONAL LTD
filed 2001-11-14
CIK 1034258

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[   ]    TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number:   001-13581
                        --------------

                            NOBLE INTERNATIONAL, LTD.
                           --------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                        38-3139487
---------------------------------------                  ----------------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification Number)


                   20101 Hoover Road, Detroit, Michigan 48205
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (313) 245-5600
               --------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----    ----

         The number of shares of the registrant's common stock, $.001 par value, outstanding as of September 30, 2001 was 6,587,551.

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

                                                                                                                 Page

PART I - FINANCIAL INFORMATION....................................................................................3

Item 1.  Financial Statements.....................................................................................3

         Consolidated Balance Sheets as of September 30, 2001
         (unaudited) and December 31, 2000........................................................................3

         Consolidated Statements of Income (unaudited) for the
         Three Month and Nine Month Periods Ended September 30, 2001 and 2000.....................................4

         Consolidated Statements of Cash Flows (unaudited) for the
         Nine Month Periods Ended September 30, 2001 and 2000.....................................................5

         Consolidated Statements of Comprehensive Income (unaudited)
         for the Three and Nine Month Periods Ended September 30, 2001 and 2000...................................6

         Notes to Consolidated Interim Financial Statements.......................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................................................12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............................................15

PART II - OTHER INFORMATION......................................................................................16

Item 1.   Legal Proceedings......................................................................................16

Item 2.   Changes in Securities and Use of Proceeds..............................................................16

Item 3.   Defaults Upon Senior Securities........................................................................16

Item 4.   Submission of Matters to a Vote of Security Holders....................................................16

Item 5.   Other Information......................................................................................16

Item 6.   Exhibits and Reports on Form 8-K.......................................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                            NOBLE INTERNATIONAL, LTD.
                           CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)


                                                                          SEPTEMBER 30,         DECEMBER 31,
  ASSETS                                                                      2001                  2000
                                                                       -------------------    ------------------
  CURRENT ASSETS
      Cash and cash equivalents                                              $        267          $      1,091
      Accounts receivable, trade                                                   16,987                20,214
      Inventories                                                                   5,831                 8,185
      Prepaid expenses and other assets                                             4,728                 1,312
      Income taxes currently refundable                                               235
      Deferred income taxes                                                         1,435                 1,566
                                                                       -------------------    ------------------

          Total Current Assets
                                                                                   29,483                32,368
  PROPERTY, PLANT AND EQUIPMENT, NET
                                                                                   45,603                58,673
  OTHER ASSETS
      Goodwill - net                                                               41,069                50,148
      Covenants not to compete                                                      1,205                 1,389
      Sundry                                                                        9,462                 2,629
                                                                       -------------------    ------------------
          Total Other Assets                                                       51,736                54,166
                                                                       -------------------    ------------------
                                                                             $    126,822          $    145,207
                                                                       ===================    ==================

  LIABILITIES AND EQUITY
  CURRENT LIABILITIES
      Current maturities of long-term debt                                   $         47          $        420
      Accounts payable                                                             13,099                12,180
      Accrued liabilities                                                           7,832                10,303
      Income taxes payable                                                                                  143
                                                                       -------------------    ------------------

          Total Current Liabilities                                                20,978                23,046

  LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES                                     37,833                53,743
  CONVERTIBLE SUBORDINATED DEBENTURES                                              17,214                16,252
  JUNIOR SUBORDINATED NOTES                                                         3,359                 3,359
  DEFERRED INCOME TAXES                                                             2,271                 3,230
  PUTABLE COMMON STOCK                                                              1,203                 1,336
  REDEEMABLE PREFERRED STOCK                                                          288                   400
  STOCKHOLDERS' EQUITY
      Preferred stock, $100 par value, 10% cumulative,
          authorized 150,000 shares
      Paid-in capital - warrants, $10 per common share exercise price, 90,000
          warrants outstanding                                                        121                   121
      Common stock, $.001 par value, authorized 20,000,000 shares, issued and outstanding 6,609,019 and 6,902,629 shares in 2001 and 2000,
          respectively                                                             21,716                22,857
      Retained earnings                                                            22,363                21,217
      Accumulated comprehensive loss                                                (524)                 (354)
                                                                       -------------------    ------------------
                                                                                   43,676                43,841
                                                                       -------------------    ------------------
                                                                             $    126,822          $    145,207
                                                                       ===================    ==================



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED, IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                              -----------------------------------  -----------------------------
                                                                    2001              2000              2001             2000
                                                              -----------------  ----------------  ---------------   -----------

Net Sales
   Products                                                         $   19,380        $   16,778      $    49,842     $   64,056
   Services                                                             15,838             9,542           45,471         10,599
                                                              -----------------  ----------------  --------------- -------------
Total Sales                                                             35,218        $   26,320           95,313     $   74,655
Cost of goods sold
   Products                                                             15,341            20,331           37,301         53,462
   Services                                                             12,468                             35,630
                                                              -----------------  ----------------  --------------- -------------
Total Cost of Sales                                                     27,809            20,331           72,931         53,462

Gross Profit                                                             7,409             5,989           22,382         21,193

Selling, general and
  administrative expenses                                                6,524             4,640           17,173         12,399
                                                              -----------------  ----------------  --------------- -------------
Operating income                                                           885             1,349            5,209          8,794

(Loss) from unconsolidated affiliate                                       160                               (50)

Other Income (expense)
   Interest income                                                         183                 -            1,465              3
   Interest expense                                                    (1,141)             (764)          (3,761)        (1,691)
   Sundry, net                                                           1,132               153            1,652            136
                                                              -----------------  ----------------  --------------- -------------
                                                                           174             (611)            (644)        (1,552)
                                                              -----------------  ----------------  --------------- -------------

Earnings from continuing operations before income taxes
and extraordinary item                                                   1,219               738            4,515          7,242
Income tax expense (benefit)                                             (509)               305            1,845          2,762
                                                              -----------------  ----------------  --------------- -------------
Earnings from continuing operations before
extraordinary item                                                       1,728               433            2,670          4,480
Preferred stock dividends                                                    8                12               27             39
EARNINGS FROM CONTINUING OPERATIONS ON COMMON SHARES
  BEFORE EXTRAORDINARY ITEM
                                                              -----------------  ----------------  --------------- -------------
                                                                         1,720               421            2,643          4,441
LOSS FROM DISCONTINUED OPERATIONS                                                                                          (115)
GAIN (LOSS) ON SALE OF DISCONTINUED OPERATIONS                                           (1,158)                          10,042

                                                              -----------------  ----------------  --------------- -------------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM                           $    1,720        $    (737)       $    2,643     $   14,368
                                                              =================  ================  =============== =============
EXTRAORDINARY ITEM - GAIN (LOSS) FROM EXTINGUISHMENT
OF DEBT                                                                               $      90                             (304)
                                                              -----------------  ----------------  --------------- -------------
EARNINGS (LOSS) ON COMMON SHARES                                    $    1,720        $    (647)       $    2,643     $   14,064
                                                              =================  ================  =============== =============

BASIC EARNINGS PER COMMON SHARE:
   Earnings per common share from continuing operations             $     0.26        $     0.06       $     0.40     $     0.62
   before extraordinary item
                                                              -----------------  ----------------  --------------- -------------
   Earnings (loss) per common share -
   discontinued operations                                                   -            (0.16)                -           1.38
                                                              -----------------  ----------------  --------------- -------------
   Extraordinary item - Gain (loss) from
   extinguishment of debt                                                    -              0.01                -         (0.04)
                                                              -----------------  ----------------  --------------- -------------
   Earnings (loss) per common share                                 $     0.26       $    (0.09)       $     0.40     $     1.96
                                                              -----------------  ----------------  --------------- -------------

   Dividends declared and paid                                      $    0.075       $     0.150       $    0.075     $    0.075
                                                              -----------------  ----------------  --------------- -------------

EARNINGS ASSUMING DILUTION:
   Earnings from continuing operations before
   extraordinary item                                               $    1,720       $       421       $    2,643     $    4,441
   Loss from discontinued operations                                         -                 -                -          (115)
   Gain (loss) on sale of discontinued operations                            -           (1,158)                -         10,042
                                                              -----------------  ----------------  --------------- -------------
   Earnings (loss) before extraordinary item                             1,720             (737)            2,643         14,368
   Extraordinary item - Gain (loss) from
   extinguishment of debt                                                    -                90                -          (304)
                                                              -----------------  ----------------  --------------- -------------
   Earnings (loss) on common shares assuming dilution               $    1,720        $    (647)       $    2,643     $   14,064
                                                              =================  ================  =============== =============


EARNINGS (LOSS) PER COMMON SHARE - ASSUMING DILUTION:
   Earnings per common share from continuing operations             $     0.26       $      0.06      $     0.40     $      0.61
   before extraordinary item
                                                              -----------------  ---------------- ---------------  -------------
   Earnings (loss) per common share -
   discontinued operations                                                   -            (0.16)               -            1.35
                                                              -----------------  ---------------- ---------------  -------------
   Extraordinary item -  Gain (loss) from
   extinguishment of debt                                                    -              0.01               -          (0.04)
                                                              -----------------  ---------------- ---------------  -------------
   Earnings (loss) per common share                                 $     0.26       $    (0.09)      $     0.40     $      1.92
                                                              -----------------  ---------------- ---------------  -------------

Basic weighted average common shares outstanding                     6,605,988         7,128,866       6,632,073       7,177,772
                                                              -----------------  ---------------- ---------------  -------------
Diluted weighted average common shares and equivalents               6,652,323         7,223,501       6,656,789       7,327,368
                                                              -----------------  ---------------- ---------------  -------------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                            NOBLE INTERNATIONAL, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)



                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                        ---------------------------------------
                                                                                               2001                 2000
                                                                                        -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings from continuing operations before preferred stock dividends and              $     2,670          $     4,176
     extraordinary items
     Adjustments to reconcile net earnings to
         net cash provided by operations
            Interest paid in kind                                                                      962                  836
            Loss from unconsolidated entity                                                             50
            Depreciation of property, plant and equipment                                            3,472                4,141
            Amortization of goodwill                                                                 1,975                1,437
            Deferred income taxes                                                                    (958)                  247
            Gain on Sale of Property                                                                   221

     Changes in operating assets and liabilities, net of business acquisition
            Increase in accounts receivable                                                        (4,080)              (3,371)
            (Increase) decrease in inventories                                                     (3,372)                (210)
            (Increase) decrease in prepaid expenses                                                (3,637)                   82
            (Increase) decrease in other assets                                                         95                (872)
            Increase (decrease) in accounts payable                                                  6,216              (1,025)
            (Decrease) increase in income taxes payable                                            (1,668)                1,928
            Increase (decrease) in accrued liabilities                                                 679              (1,062)
                                                                                        -------------------  ------------------

                     Net cash provided by continuing operations                                      2,625                6,307
                     Net cash used by discontinued operations                                                             (115)
                     Net cash from sale of discontinued operations                                                       79,127
                                                                                        -------------------  ------------------
                     Net cash provided by operations                                                 2,625               85,319

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of Building                                                                  2,378
     Purchase of property, plant and equipment                                                     (5,278)              (8,793)
     Investment in S.E.T                                                                                 -
     S.E.T Receivable                                                                               24,734
     Acquisitions of businesses                                                                                        (21,988)
     Other Receivable                                                                              (1,466)
                                                                                        -------------------  ------------------
                       Net cash provided by (used in) investing activities                          20,368             (30,781)


CASH FLOWS USED IN FINANCING ACTIVITIES

     Repayments of notes payable - related parties                                                                      (5,000)
     Capital lease payments                                                                           (58)                  315
     Redemption of common stock                                                                    (1,274)              (4,071)
     Redemption of convertible subordinated debentures                                                                  (6,225)
     Dividends paid                                                                                (1,524)              (1,098)
     Redemption of preferred stock of subsidiary                                                     (112)                 (75)
     Payments on long-term debt                                                                      (966)                (611)
     Net repayments on note payable to bank                                                       (19,713)             (37,518)
                                                                                        -------------------  ------------------

                     Net cash used in financing activities                                        (23,647)             (54,283)

Effect of exchange rate changes on cash                                                              (170)                    -
                                                                                        -------------------  ------------------

                                              Net increase (decrease) in cash                        (824)                  255

Cash at beginning of period                                                                          1,091                  254
                                                                                        -------------------  ------------------

Cash at end of period                                                                          $       267          $       509
                                                                                        ===================  ==================

SUPPLEMENTAL CASH FLOW DISCLOSURE
     Cash paid for:
         Interest                                                                              $     2,557          $     1,875
                                                                                        ===================  ==================

         Taxes                                                                                 $     1,569          $     4,633
                                                                                        ===================  ==================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                            NOBLE INTERNATIONAL, LTD
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (UNAUDITED, IN THOUSANDS)


                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                              ----------------------------    -----------------------------
                                                                 2001            2000             2001            2000
                                                              ------------    ------------    -------------    ------------
Net earnings (loss)                                             $  1,720       $   (647)         $  2,643       $  14,064

Other comprehensive income (loss),
    equity adjustment from foreign currency
    translation                                                 $  (111)            (48)            (170)           (103)
                                                              ------------    ------------    -------------    ------------

Comprehensive income (loss)                                     $  1,609       $   (695)         $  2,473       $  13,961
                                                              ============    ============    =============    ============


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

The accompanying consolidated interim financial statements as of and for the nine months ended September 30, 2001 and for the year ended December 31, 2000, include Noble International, Ltd. (the "Company") and its wholly-owned subsidiaries Monroe Engineering Products, Inc. ("Monroe"), Skandy Corp. ("Skandy"), Utilase Production Process, Inc. ("UPP"), Noble Metal Forming, Inc. ("NMF"), Noble Metal Processing, Inc. ("NMP"), Noble Land Holdings, Inc. ("Land Holdings"), Noble Components & Systems, Inc. ("NCS"), Noble Technologies, Inc. ("NTI"), Noble Metal Processing Canada, Inc. ("NMPC"), Noble Metal Processing-Midwest, Inc. ("NMPM"), Noble Holdings, Ltd. ("NHL"), Noble Logistic Holdings, Inc. (NLH) (formerly known as DSI Holdings, Inc.), Assured Transportation & Delivery, Inc. ("ATD"), Central Transportation & Delivery, Inc. ("CTD"), and Noble Logistic Services, Inc. (NLS), (collectively, "Noble" or the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation.

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

On February 16, 2001, the Company acquired a 49% interest in S.E.T. Steel, Inc. ("SET") for $3.0 million, the ("SET Acquisition"). SET is a Qualified Minority Business Enterprise, providing automotive services to the original equipment manufacturers ("OEMs"). Contemporaneously with the SET acquisition, the Company, through its wholly owned subsidiary NTI, sold all of the capital stock of NMPM and NMF to SET for $27.2 million (the "SET Sale"). On February 16, 2001, the Company received a note for $27.2 million due June 14, 2001. On June 28, 2001, SET completed the financing of its purchase of NMF and MNPM. The Company received $24.7 million in cash and a $4.0 million, 12% subordinated note due in 2003, that is included in Sundry on the balance sheet. In addition, the Company is guarantor of $10.0 million of SET's senior debt.

On March 12, 2001 the Company was awarded through binding arbitration, $0.6 million in connection with its previous acquisition of all of the assets of H&H Steel Processing Company, Inc. and is included in Sundry income.

On June 8, 2001 the Company acquired a 51% interest in SCO Logistics, Inc. ("SCOL"). SCOL is a provider of logistics management services to the bulk chemical industry.

During the quarter ending September 30, 2001, SET repurchased the Company's 49% interest for $3.0 million. The Company received a $3.0 million, 12% subordinated note due in 2003, also included in Sundry on the balance sheet.

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


NOTE B--INVENTORIES


Inventories at September 30, 2001 and December 31, 2000 consisted of the following (in thousands):


                                                               SEPTEMBER 30,              DECEMBER 31,
                                                                  2001                      2000
                                                                  ----                      ----
        Raw materials and purchased parts                $         1,902             $        2,615
        Work in process                                              765                        629
        Finished goods                                             2,976                      3,440
        Unbilled customer tooling                                    188                      1,501
                                                         -----------------------     -------------------
                                                         $         5,831             $        8,185
                                                         =======================     ===================



NOTE C--INDUSTRY SEGMENTS

The Company classifies its operating subsidiaries into three industry segments based on types of products and services: automotive (NMP, NMPC, NMPM, NMF, UPP, Skandy and Land Holdings), distribution (Monroe) and logistics (ATD, CTD, DSI, NLS and SCOL). The automotive group provides a variety of laser welding, metal blanking, forming, slitting, cutting and die construction products and services utilizing proprietary laser weld and light die technology. The automotive group sells direct to automotive OEM's and Tier I suppliers. The distribution group distributes tooling components and paint gauges. The logistics group provides customized, time sensitive delivery services to a variety of retail, medical and service businesses, including automobile dealerships, pharmaceutical suppliers and reprographic service providers.

Transactions between the automotive, distribution and logistics segments are not significant and have been eliminated. Interest expense is allocated to each segment based on the segments actual borrowings from the corporate headquarters, together with a partial allocation of corporate general and administrative expenses. Revenues from external customers are identified geographically based on the customer's shipping destination.

The Company's operations by business segment for the three months ended September 30, 2001 follows (in thousands):


                                                                                               SEGMENT
                                          AUTOMOTIVE      DISTRIBUTION       LOGISTICS         TOTALS
                                          ----------      ------------       ---------         -------
Revenues from external customers             $ 18,365           $ 1,015        $ 15,838        $ 35,218
Interest income                                  -                -                -               -
Interest expense                                  466                26             577           1,069
Depreciation and amortization                   1,277                87             399           1,763
Segment profit (loss) pre tax                   1,426               102            (424)          1,104
Segment assets                                 67,124             7,507          32,509         107,140
Expenditures for segment assets                 1,048                13              21           1,082



RECONCILIATION TO CONSOLIDATED AMOUNTS



EARNINGS
Total earnings for reportable segments                                             $  1,104
Unallocated corporate headquarters expense                                              115
                                                                                -----------
                  Earnings from continuing operations before income
                                    taxes and extraordinary item                   $  1,219
                                                                                ===========


ASSETS
Total assets for reportable segments                                                      $ 107,140

Corporate headquarters                                                                       19,682
                                                                                        -----------
Total consolidated assets                                                                 $ 126,822
                                                                                        ===========

OTHER SIGNIFICANT ITEMS

                                            SEGMENT                          CONSOLIDATED
                                            TOTALS         ADJUSTMENTS          TOTALS
                                           ----------      -----------        ----------
Interest expense                              $ 1,069         $      72         $ 1,141
Expenditures for segment assets                 1,082              (194)            888
Depreciation and amortization                   1,763                61           1,824


GEOGRAPHIC INFORMATION

                                                                              LONG-LIVED
                                           REVENUES                             ASSETS
                                           ----------                         ----------
United States                                $ 31,067                          $ 86,338
Canada                                          4,144                             1,539
Mexico                                              2                                 -
Other                                               5                                 -
                                          -----------                        ----------
Total                                        $ 35,218                          $ 87,877
                                          ===========                        ==========


The Company's operations by business segment for the nine months ended September 30, 2001 follows (in thousands):


                                                                                               SEGMENT
                                          AUTOMOTIVE      DISTRIBUTION       LOGISTICS         TOTALS
                                          ----------      ------------       ---------         ------
Revenues from external customers             $ 46,443           $ 3,399        $ 45,471        $ 95,313
Interest income                                   -                -                -               -
Interest expense                                1,825               101           1,823           3,749
Depreciation and amortization                   3,786               277           1,198           5,261
Segment profit (loss) pre tax                   3,737               368          (1,829)          2,276
Segment assets                                 67,124             7,507          32,509         107,140
Expenditures for segment assets                 5,337                71              59           5,467



RECONCILIATION TO CONSOLIDATED AMOUNTS


EARNINGS
Total earnings for reportable segments                                          $     2,276
Unallocated corporate headquarters expense                                            2,239
                                                                                -----------
                  Earnings from continuing operations before income
                                    taxes and extraordinary item                $     4,515
                                                                                ===========

ASSETS
Total assets for reportable segments                                            $   107,140

Corporate headquarters                                                               19,682
                                                                                -----------
Total consolidated assets                                                       $   126,822
                                                                                ===========

OTHER SIGNIFICANT ITEMS

                                            SEGMENT                           CONSOLIDATED
                                            TOTALS         ADJUSTMENTS           TOTALS
                                           ----------      -----------        ----------
Interest expense                              $ 3,749           $    12         $ 3,761
Expenditures for segment assets                 5,467              (189)          5,278
Depreciation and amortization                   5,261               186           5,447



GEOGRAPHIC INFORMATION

                                                                              LONG-LIVED
                                           REVENUES                             ASSETS
                                           ----------                         ----------
United States                                $ 86,055                          $ 86,338
Canada                                          9,190                             1,539
Mexico                                             11                                 -
Other                                              57                                 -
                                          -----------                         ----------
         Total                               $ 95,313                          $ 87,877
                                          ===========                         ==========


The Company's operations by business segment for the three months ended September 30, 2000 follows (in thousands):


                                                                                               SEGMENT
                                          AUTOMOTIVE      DISTRIBUTION       LOGISTICS         TOTALS
                                          ----------      ------------       ---------         ------
Revenues from external customers             $ 17,894           $ 1,023        $  7,403        $ 26,320
Interest income                                   -                -                -               -
Interest expense                                1,472                22             424           1,918
Depreciation and amortization                   1,711                78             266           2,055
Segment profit (loss) pre tax                      87               215            (132)            170
Segment assets                                  2,039                60          32,019          34,118
Expenditures for segment assets                 1,742                 6              (7)          1,741



RECONCILIATION TO CONSOLIDATED AMOUNTS


EARNINGS
Total earnings for reportable segments                                           $     170
Unallocated corporate headquarters expense                                             568
                                                                                ----------
                  Earnings from continuing operations before income
                                    taxes and extraordinary item                 $     738
                                                                                ==========


ASSETS
Total assets for reportable segments                                             $ 141,401

Corporate headquarters                                                               2,268
                                                                                ----------
Total consolidated assets                                                        $ 143,669
                                                                                ==========

OTHER SIGNIFICANT ITEMS

                                            SEGMENT                          CONSOLIDATED
                                            TOTALS         ADJUSTMENTS         TOTALS
                                           ----------      -----------       ----------
Interest expense                              $ 1,918          $ (1,154)        $   764
Expenditures for segment assets                 1,741                (1)          1,740
Depreciation and amortization                   2,055              (246)          1,809

GEOGRAPHIC INFORMATION

                                                                              LONG-LIVED
                                           REVENUES                             ASSETS
                                           ----------                         ----------
United States                               $  (6,795)                        $ 106,211
Canada                                          2,580                             3,197
Mexico                                         30,535                                 -
Other                                                                                 -
                                           ----------                         ---------
         Total                              $  26,320                         $ 109,408
                                           ==========                         =========


The Company's operations by business segment for the nine months ended September 30, 2000 follows (in thousands):

                                                                                               SEGMENT
                                          AUTOMOTIVE      DISTRIBUTION       LOGISTICS         TOTALS
                                          ----------      ------------       ---------         ------
Revenues from external customers             $ 64,056           $ 3,196        $  7,403        $ 74,655
Interest income                                   -                -                -               -
Interest expense                                4,396                83             424           4,903
Depreciation and amortization                   5,042               224             266           5,532
Segment profit (loss) pre tax                   5,191               719            (132)          5,778
Segment assets                                102,871             6,511          32,019         141,401
Expenditures for segment assets                 8,795                35              (7)          8,823



RECONCILIATION TO CONSOLIDATED AMOUNTS


EARNINGS
Total earnings for reportable segments                                          $   5,778
Unallocated corporate headquarters expense                                          1,464
                                                                                ---------
                  Earnings from continuing operations before income
                                    taxes and extraordinary item                $   7,242
                                                                                =========


ASSETS
Total assets for reportable segments                                            $ 141,401

Corporate headquarters                                                              2,268
                                                                                ---------
Total consolidated assets                                                       $ 143,669
                                                                                =========


OTHER SIGNIFICANT ITEMS

                                            SEGMENT                          CONSOLIDATED
                                            TOTALS         ADJUSTMENTS         TOTALS
                                           ----------      -----------       ----------
Interest expense                              $ 4,903          $ (3,212)        $ 1,691
Expenditures for segment assets                 8,823               (30)          8,793
Depreciation and amortization                   5,532                46           5,578


GEOGRAPHIC INFORMATION

                                                                              LONG-LIVED
                                           REVENUES                             ASSETS
                                           ----------                         ----------
United States                               $  32,369                         $ 106,211
Canada                                         11,703                             3,197
Mexico                                         30,583                                 -
Other                                                                                 -
                                          -----------                         ---------
         Total                              $  74,655                         $ 109,408
                                          ===========                         =========

NOTE D - RESTRUCTURING RESERVE

The restructuring reserve of $3.9 million recorded in December 2000 was reduced by $0.5 million in the first quarter due primarily to a change in estimate regarding the holding period and carrying costs of some of the Company's real estate. In the second quarter, the reserve was reduced an additional $0.27 million due to a change in estimate related to the loss anticipated in connection with the imminent disposition of real estate. There were no changes in estimate for the three-month period ending September 30, 2001.


NOTE E - ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the effects of these statements, however, the Company has recorded amortization related to its goodwill and identifiable intangible assets of $2.0 million for the nine months ended September 30, 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         NET SALES. Net sales for the three months ended September 30, 2001 increased 33.8% to $35.2 million from $26.3 million for the comparable quarter of 2000. The increase was due primarily to increased volumes and steel sales in the Company's automotive group and the inclusion of revenue due to the acquisition of the Company's logistics group during the third quarter of 2000. The automotive group experienced higher value-added sales due to increased volumes resulting from additional platforms utilizing the groups laser-welding technology. The automotive group has experienced increased steel sales. When adjusted for the sales of NMF and NMPM earlier this year, net sales for the automotive and distribution groups increased 123.8% to $19.4 million from $8.7 million for the same period in 2000. Without adjusting for the sales of NMF and NMPM, the automotive and distribution groups net sales for the period increased 2.6% to $19.4 million as compared to $18.9 million in the same period in 2000. The logistics group net sales for the period were $15.8 million as compared to $7.4 million for the same period in 2000.

Net sales for the nine months ending September 30, 2001 increased 27.6% to $95.3 million from $74.7 million for the same period in 2000. The increase in sales was primarily due to the acquisition of the Company's logistics group in the third quarter of 2000 and, when adjusted for the sale of NMF and NMPM earlier this year, to increased volumes and steel sales within the Company's automotive group. The increased volumes and steel sales within the automotive group were attributable to the increased penetration and acceptance of the group's laser welding technology on additional platforms. When adjusted for the sale of NMF and NMPM earlier this year net sales in the automotive and distribution groups increased 55.3% to $46.5 million from $29.4 million during the same period in 2000. Without adjusting for the sale of NMF and NMPM the automotive and distribution group's sales decreased 23.7% to $48.9 million from $64.1 million for the same period in 2000. The logistics group revenue for the period was $45.5 million as compared to $7.4 million for the same period in 2000.

         COST OF GOODS SOLD. As a percent of net sales, cost of goods sold for the three-month period ended September 30, 2001 increased to 79.0% as compared with 77.3% for the same period in 2000. The increase in cost of goods sold as a percent of net sales was primarily due to the inclusion of the logistics group as this business has higher cost of goods sold and an increase in steel sales in the automotive group. When adjusted for the sales of NMF and NMPM earlier this year, the cost of goods sold for the automotive and distribution groups, as a percentage of sales, increased to 79.2% from 75.1%. This was primarily due to increased steel sales that have higher cost of goods sold than value added revenue. Without adjusting for the sale of NMF and NMPM, the cost of goods sold, as a percentage of sales, for the automotive and distribution groups increased to 79.2% from 77.7%. The logistics group had cost of sales of 78.7% as compared to 76.1% for the same period in 2000.

For the nine-months ended September 30, 2001, cost of goods sold increased to 76.5% from 71.6% for the same period in 2000. This increase was primarily the result of the inclusion of the logistics group as this business has higher cost of goods sold and to an increase in steel sales in the automotive group. When adjusted for the sale of NMF and NMPM earlier this year, cost of goods sold for the automotive and distribution groups increased to 73.8% from, 61.8% for the same period in 2000. This change was primarily due to increased steel sales that have higher cost of good sold than value added revenue. Without adjusting for the sale of NMF and NMPM earlier this year, cost of goods sold in the automotive and distribution groups, as a percentage of net sales, increased to 73.8% from 71.1% for the same period in 2000. The logistics group's cost of sales, as percent of net sales, was 78.4% as compared to 76.1% for the same period in 2000.

         GROSS PROFIT. The Company's gross profit increased 23.7% to $7.4 million for the three months ended September 30, 2001 from $6.0 million for the comparable period of 2000. The increase was primarily the result of the acquisition of the logistics group in 2000 and increased volumes within the automotive group. When adjusted for the sale of NMF and NMPM earlier this year, gross profit in the automotive and distribution groups increased 87.3% to $4.0 million from $2.2 million for the same period in 2000. Without adjusting for the sale of NMF and NMPM earlier this year, gross profit decreased 10.7% to $4.0 million from $4.5 million for the same period in 2000. The logistic group's gross profit was $3.4 million in the period as compared to $1.8 million for the same period in 2000.

For the nine month period ended September 30, 2001 gross profit increased 5.6% to $22.4 million from $21.2 million for the same period in 2000. The increase was primarily the result of the inclusion of the logistics group, offset by lower volumes within the automotive group earlier this year and the sale of NMF and NMPM. When adjusted for the sale of NMF and NMPM earlier this year, gross profit in the automotive and distribution groups decreased 0.7% to $12.5 million from $12.6 million. Without adjusting for the sale of NMF and NMPM earlier this year, gross profit in the automotive and distribution groups decreased 35.5 % to $12.5 million from $19.4 million. The logistics group's gross profit was $9.8 million as compared to $1.8 million for the same period in 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.9 million, or 41.1% to $6.5 million for the three-month period ended September 30, 2001 as compared to the comparable period of 2000. For the nine-month period ended September 30, 2001, selling, general and administrative expenses increased $4.8 million to $17.2 million from $12.4 million. The increase in selling, general and administrative expenses for the three and nine month periods was due primarily to the inclusion of the Company's logistics group that was acquired in the third quarter of 2000, partially offset by a reduction in expenses due to the sale of NMF and NMPM in February 2001 and a second quarter change in estimate for local taxes totaling $0.4 million.

         OPERATING INCOME. As a result of the foregoing factors, operating income decreased $0.5 million for the three-month period ended September 30, 2001 to $0.9 million from $1.3 million for the same period in 2000, a decrease of 36.2%. For the nine-month period, operating income decreased $3.6 million to $5.2 million from $8.8 million for the comparative nine-month period in 2000, a decrease of 41.1%.

         INTEREST EXPENSE. Interest expense increased 49.3% to $1.1 million for the three months ended September 30, 2001 from $0.8 million for the comparable quarter of the prior year. For the nine month period ended September 30, 2001, interest expense increased 122.4% to $3.8 million from $1.7 million for the same period in 2000. The increase for the three month and nine month periods was primarily the result of increased borrowings due to the acquisition of the logistics group during the third quarter of 2000, the temporary financing of the sale of NMPM and NMF during the first and second quarters and investments in property, plant and equipment.

         OTHER INCOME. During the three month period ending September 30, 2000 the Company recorded $1.0 million of income related to the arrangement of financing for SET in connection with its purchase of NMF and NMPM earlier this year.

         INCOME TAX EXPENSE. During the three-month period ended September 30, 2001 the Company recorded an income tax benefit of $0.5 million as compared to an income tax expense of $0.3 million for the same period in 2000. The benefit was the result of tax strategies implemented during the period that resulted in a $1.1 million benefit for 2001. Without this benefit income tax expense would have been $.6 million. Income tax expense for the nine months ended September 30, 2001 decreased $0.9 million to $1.8 million from $2.8 million for the same period in the prior year. The nine-month period in 2001 includes a one-time income tax expense of $1.1 million due to the difference between the book and tax basis resulting from the sale of NMF and NMPM in February 2001. This was offset by the tax strategies implemented in the third quarter of 2001 that reduced tax expense by $1.1 million.

         NET EARNINGS. As a result of the foregoing factors, net earnings from continuing operations for the three-month period ended September 30, 2001 increased $1.3 million to $1.7 million from $0.4 million for the comparable period of the prior year. Net earnings for the nine-month period ended September 30, 2001 decreased $1.8 million to $2.6 million from $4.5 million for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equipment financing, bank financing and loans from stockholders. The Company's working capital needs and capital equipment requirements have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. The anticipated increase in required working capital and capital equipment requirements are expected to be met from cash flow from operations, equipment financing and revolving credit borrowings. As of September 30, 2001, the Company had working capital of approximately $8.5 million.

         The Company generated cash from continuing operations of $2.4 million for the nine months ended September 30, 2001. Net cash provided by continuing operations was primarily the result of net income, increased accounts payable, depreciation, amortization, interest paid in kind and decreased income taxes payable, partially offset by deferred income taxes and accrued liabilities, and increased accounts receivable, inventories, prepaid expenses. Cash provided by investing activities of $20.6 million for the nine months ended September 30, 2001 was primarily due to the receipt of $24.7 million related to the sale of NMF and NMPM to SET earlier in the year. This was partially offset by the purchase of property, plant and equipment and the Company's loans to SET. The Company used cash in financing activities of $23.6 million for the nine months ended September 30, 2001 primarily for the reduction of senior debt.

         The amount of the Company's revolving credit facility with Comerica Bank (the "Credit Facility") was $55 million at December 31, 2000, subsequently amended to a $75 million facility. On June 30, 2001, the Credit Facility was reduced to $50.0 million in connection with the collection of $24.7 million related to the sale of NMF and NMPM earlier in the year. The Credit Facility expires in May 2002, is secured by the assets of Noble and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. Management believes the Credit Facility will be renewed on substantially the same terms and therefore, continues to classify this obligation as long-term debt. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for multi-currency loans. Borrowing options include a euro-currency rate or a base rate. Advances under the Credit Facility during the nine months ended September 2001 bore interest at the rate of approximately 6.19% per annum. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $25 million. The Company is in compliance with the terms of the Credit Facility.

         On February 16, 2001, the Company received a $27.2 million note in connection with the SET Sale, due June 14, 2001. On June 28, 2001, the Company received $24.7 million in cash and a $4.0 million, 12% subordinated note due in 2003. During the third quarter, SET repurchased the Company's 49% interest for $3.0 million. The Company received a $3.0 million, 12% subordinated note due 2003. In addition, the Company is guarantor of $10.0 million of the SET's senior debt obligations. The subordinated notes are classified in Sundry on the Company's balance sheet.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 9.7% of the total revenues for the nine months ended September 30 2001. The Company's primary foreign currency exposure is the Canadian Dollar. The Company manages its exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset.

         A portion of the Company's assets are based in its foreign operations and are translated into U.S. Dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' equity. Accordingly, the Company's consolidated stockholders' equity will fluctuate depending on the weakening or strengthening of the U.S. Dollar against the respective foreign currency.

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

                                         NOBLE INTERNATIONAL, LTD.


Dated:  November 14, 2001                By:   /s/ David V. Harper
                                            ------------------------------------
                                               David V. Harper,
                                               Chief Financial Officer