Form 10-K405
period 2001-12-31
NOBLE INTERNATIONAL LTD
filed 2002-04-01
CIK 1034258

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K
                                   (Mark one)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
                  For the Fiscal Year Ended December 31, 2001

                                       Or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
             For the transition period from __________ to __________

                         Commission File No.: 001-13581

                            NOBLE INTERNATIONAL, LTD.
             (Exact name of registrant as specified in its charter)

         Delaware                                      38-3139487
 (State of incorporation)                            (I.R.S. Employer
                                                    Identification No.)
  28213 VAN DYKE AVENUE
     WARREN, MICHIGAN                                     48093
  (Address of principal                                 (Zip Code)
    executive offices)

       Registrant's telephone number, including area code: (586) 751-5600

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the shares of common stock, $.001 par value ("Common Stock") held by non-affiliates of the registrant as of March 15, 2002, was approximately $54.1 million based upon the average of the high and low sales prices for the Common Stock on the NASDAQ on such date.

     The number of shares of the registrant's Common Stock outstanding as of March 19, 2002 was 6,772,043.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2002 Annual Meeting to be held May 3, 2002 (the "2002 Proxy Statement").

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

                                     PART I

ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

         Noble International, Ltd. ("Noble") was incorporated on October 3, 1993 in the State of Michigan. On June 29, 1999 Noble reincorporated in the State of Delaware. Since its formation in 1993, Noble has completed 17 significant acquisitions (the "Acquisitions"). As used in this Annual Report (the "Report"), the term "Company" refers to Noble and its subsidiaries and their combined operations, after consummation of all the Acquisitions.

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

         In 1999, TPI and TCI were combined with and into Tiercon Industries, Inc. ("Tiercon"). TPI and TCI continued to operate as separate divisions of Tiercon. On August 31, 1999 the Company purchased certain assets of Jebco Manufacturing, Inc. ("Jebco").

                  In 2000, the Company completed the sale of Noble Canada, Inc. ("Noble Canada") including Tiercon (the "Tiercon Sale"). As part of the Tiercon Sale the Company sold Vassar and NCT. The Tiercon Sale comprised all of the operating companies classified as the Company's plastics and coatings division.

                  In 2000, the Company completed the acquisition of Noble Logistics Services, Inc. ("NLS-TX"), (formerly known as DSI Holdings, Inc. ("DSI")). In addition, in 2000, the Company completed the acquisition of Noble Logistic Services, Inc. ("NLS-CA"), (formerly known as Assured Transportation &

Delivery, Inc. ("ATD") and its affiliate, Central Transportation & Delivery, Inc. ("CTD")).

         In 2000, the Company completed the acquisition of Pro Motorcar Products, Inc. ("PMP") and it's affiliated distribution company, Pro Motorcar Distribution, Inc. ("PMD").

         On February 16, 2001, the Company acquired a 49% interest in S.E.T. Steel, Inc. ("SET") for $3.0 million (the "SET Acquisition"). SET is a Qualified Minority Business Enterprise, providing metal processing services to original equipment manufacturers ("OEMs"). Contemporaneously with the SET Acquisition, the Company, through its wholly owned subsidiary Noble Manufacturing Group, Inc. ("NMG") (formerly known as Noble Technologies, Inc.), sold all of the capital stock of NMPM and NMF to SET for $27.2 million (the "SET Sale"). On February 16, 2001, the Company received a note for $27.2 million due June 14, 2001. On June 28, 2001, SET completed bank financing of its purchase of NMF and NMPM and repaid the $27.2 million note to the Company with $24.7 million in cash and a $4.0 million, 12% subordinated note due in 2003. In addition, the Company is guarantor of $10.0 million of SET's senior debt. During the quarter ended September 30, 2001, SET repurchased the Company's 49% interest for $3.0 million. The Company received a $3.0 million, 12% subordinated note due in 2003.

         On June 8, 2001 the Company acquired a 51% interest in SCO Logistics, Inc. ("SCOL"). SCOL is a provider of logistics management services to the bulk chemical industry. On October 1, 2001 the Company sold its interest in SCOL to the management of SCOL for $0.35 million.

         On December 18, 2001, the Company through its wholly owned subsidiary, NMG, purchased 81% of the outstanding capital stock of Noble Construction Equipment, Inc. ("NCE") (formerly known as Construction Equipment Direct, Inc. ("CED")), for $0.35 million in cash and stock valued at $0.35 million along with a call right to purchase the balance of the stock. On December 19, 2001, NCE purchased certain assets and assumed certain liabilities of Eagle-Picher Industries, Inc.'s construction equipment division for approximately $6.1 million in cash. On December 21, 2001, NMG exercised its call option and acquired the balance of the stock of NCE.

          Currently, the Company's operating subsidiaries are organized into four divisions based upon the products and services produced. These divisions include automotive (NMP, Noble Metal Processing -- Kentucky, LLC ("NMPK") and Noble Metal Processing -- Canada, Inc. ("NMPC")), heavy equipment (NCE), logistics (NLS-TX and NLS-CA) and distribution (Monroe, PMP and PMD).

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

          See Note N to the Consolidated Financial Statements of the Company included elsewhere herein for information on the Company's operations by industry segment for the years ended December 31, 1999, 2000 and 2001.

NARRATIVE DESCRIPTION OF BUSINESS

         As of December 31, 2001 the Company had four primary businesses. The Company is a leading supplier to the automotive industry, a supplier to the heavy equipment industry, a leading provider of regional logistics services, and a distributor of tooling components and paint gauges.

As a leading supplier of automotive components and value-added services to the automotive industry, the Company's customers include Original Equipment Manufacturers ("OEMs"), such as General Motors ("GM"), DaimlerChrysler AG ("DCX"), Ford Motor Company ("Ford") and Mitsubishi Motors Manufacturing of America ("Mitsubishi"), as well as other companies which are suppliers to OEMs ("Tier I suppliers"), such as Tower Automotive, Inc. and Magna International, Inc. The Company, as a Tier I and Tier II supplier, provides integrated manufacturing, design, planning, engineering and other value-added services to the automotive market. The Company's primary automotive operations include: laser welding of automotive tailored blanks; and laser welding and cutting of components.

         As a supplier to the heavy equipment industry, the Company manufactures all-terrain fork trucks that are used in construction and other rough terrain applications. The Company also provides modules, subassemblies and final assembly of wheeled tractor scrapers. The Company's customers include Caterpillar ("CAT") for wheeled tractor scrapers and an established dealer network for all-terrain fork trucks.

         As a leading provider of same day delivery services, the Company operates 25 locations in 17 states, primarily in the Southwest and Western regions of the United States. The Company services a diverse array of customers, including Pharmerica, Cardinal Health, Gulf States Toyota and BPS Reprographics.

         As a distributor of tooling components and paint products, the Company provides products to a variety of customers through catalog sales and regional distributors. Customers of these distributors include GM, DCX and Deere & Company.

         Automotive

         Laser Welding and Cutting of Components. The Company through NMP, NMPC and NMPK provides laser welding and cutting services for a variety of automotive components. The process of laser welding involves the concentration of a beam of light, producing energy densities of 16 to 20 million watts per square inch, at the point where two metal pieces are to be joined. Laser welding allows rapid weld speeds with low heat input, thus minimizing topical distortion of the metal and resulting in ductile and formable welds that have mechanical properties comparable to, or in some cases superior to, the metal being welded. Laser welds provide improved visual aesthetics as well as less likelihood of the rattling associated with multi-piece, spot-welded assemblies. The process of laser cutting involves the same concentrated light-beam production of energy, but uses a different wavelength and mode.

         Laser Welding of Tailored Blanks. The Company supplies laser welded tailored blanks to the automotive industry. Laser welding of blanks offers significant advantages over other blank welding technologies, including cost, weight and safety benefits. The Company has developed a technology and production process that permits it to produce laser welded blanks more quickly and with higher quality and tolerance levels than its competitors. In 1995 and 2000, the UltraLight Steel Auto Body Consortium, a worldwide industry association of steel producers, commissioned a study which concluded that laser welded tailored blanks will play a significant role in car manufacturing in the next decade as the automotive industry is further challenged to produce lighter cars for better fuel economy, with enhanced safety features and lower manufacturing costs. In addition, the studies identified 21 potential applications for laser welding of tailored blanks per vehicle. The Company has identified an additional 9 potential applications.

         Heavy Equipment

         Fork Truck Manufacture. The Company through NCE, designs, engineers, manufacturers and assembles all terrain fork trucks and truck mounted fork trucks. These products are then sold to an established system of dealers throughout the United States. These products are made to order based on the customers specifications. All-terrain fork trucks are typically used in construction, landscaping and other off-road applications.

         Wheeled Tractor Scraper Manufacture. The Company through, NCE, designs, engineers and manufactures wheeled tractor scrapers and pull scrapers. A wheeled tractor scraper is used in the construction industry to move large quantities of soil in order to level land. NCE builds complete units for CAT as well as a pull scraper (a scraper that can be used with common equipment such as a farm tractor) for sale to third party dealers. Manufacture of wheeled tractor scrapers and pull scrapers are made to order to the customer's specifications.

         Logistics

         The Company, through NLS, provides same day package delivery services to both automotive and non-automotive customers. Services include both dedicated contract services and scheduled routed services.

         The Company provides dedicated contract services, such as fleet replacement solutions, dedicated delivery systems and transportation systems management services. These services provide customers such as major pharmaceutical wholesalers and automotive dealerships with the control and flexibility of an in-house fleet together with the economic benefits of outsourcing.

         Scheduled delivery services are provided on a recurring basis. The Company will receive large shipments of products, which are then sorted, routed and delivered. These deliveries are made in accordance with a customer's specific schedule that generally provides for deliveries to be made at particular times. Typical routes may include deliveries from pharmaceutical suppliers to pharmacies, from manufacturers to retailers, or from automobile parts manufacturers to dealers.

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

         Distribution


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

         The Company also provides other value-added services such as prototyping and mold design and construction to its automotive customers. The Company provides design and engineering services for it's heavy equipment customers. The Company's engineering staff designs products that meet the specific needs of the customer.

         Marketing

         Automotive. Within the Company's automotive operations, salespeople and project managers are involved in product planning and spend a significant amount of time consulting with OEM engineers in order to facilitate the integration of the Company's products into future automotive models.

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

         Heavy Equipment. Within the heavy equipment operations, salespeople reach customers that resell the Company's products. Marketing also includes the participation in industry tradeshows in order to attract new customers and introduce new products. The Company also calls on OEM's in order to develop contract manufacturing relationships where the Company produces subassemblies or modules for OEMs. This process involves not only the sales force but also the Company's engineering group.

         Logistics. Within the Logistics Group a direct sales force reaches customers for logistic services. Marketing is conducted directly to national or regional customers by designing and offering customized service packages after determining their specific delivery and distribution requirements. The Company is implementing a coordinated major account strategy by building on established relationships with regional and national customers.

                  Several of the services provided, such as dedicated contract services and routed delivery services, are determined on the basis of competitive bids. Substantial portions of the Company's revenues are through contractual relationships. The customer on relatively short notice without penalty may terminate most of these contracts.

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

         Raw Materials

         The raw materials required for the Company's automotive operations include steel and gases such as carbon dioxide and argon. The raw material required for the Company's heavy equipment operations include steel, gases, welding materials and purchased parts. The Company obtains its raw materials and purchased parts from a variety of suppliers. With the exception of Monroe's purchase of tooling components from Kipp(R) and Elesa(R), the Company does not believe that it is dependent upon any of its suppliers, despite concentration of purchasing of certain materials from a few sources, as other suppliers of the same or similar materials are readily available. The Company typically purchases its raw materials on a purchase order basis as needed and has generally been able to obtain adequate supplies of raw materials for its operations. Further, a portion of the Company's automotive operations business involves the toll processing of materials supplied by another Tier I or Tier II customer, typically a steel manufacturer.


         Patents and Trademarks

         The Company owns a number of patents and trademarks related to its products and methods of manufacturing. The loss of any single patent or group of patents would not have a material adverse effect on the Company's business. The Company also has proprietary technology and equipment that constitute trade secrets, which it has chosen not to register in order to avoid public disclosure thereof. The Company relies upon patent and trademark law, trade secret protection and confidentiality or license agreements with its employees, customers and others to protect its proprietary rights.

         Seasonality

         The Company's automotive operations business is largely dependent upon the automotive industry, which is highly cyclical and is dependent on consumer spending. In addition, the automotive component supply industry is somewhat seasonal. Increased revenues and operating income are generally experienced during the second calendar quarter as a result of the automotive industry's spring selling season, the peak sales and production period of the year. Revenue and operating income generally decreases during July and December of each year as a result of changeovers in production lines for new model years as well as scheduled OEM plant shutdowns for vacations and holidays.

         The Company's heavy equipment operations are dependent on the construction industry which can be highly cyclical and heavily dependent on the general health of the economy. Historically, the heavy equipment operation has typically had lower revenue and operating income during the first and fourth quarters of the calendar year.

         The Company's Logistics Group business is not anticipated to be particularly seasonal. However, the limited operating history since acquisition, and the historical growth trends in these businesses prior to acquisition, may not reflect the seasonality, if any, of these businesses.

         The Company's historical results of operations have generally not reflected typical cyclical or seasonal fluctuations in revenues and operating income. The acquisitions completed by the Company have resulted in a growth trend through successive periods which may have masked the effect of typical seasonal fluctuations. There can be no assurance that the Company's business will continue its historical growth trend, or that it will conform to industry norms for seasonality in future periods.

         Customers

         In 2001, automotive industry and logistics customers accounted for 51.2% and 44.1% of the Company's consolidated net sales, respectively. The Company's remaining sales are primarily to the tooling component, painting and coating and heavy equipment industries. Only one customer, DCX, accounted for more than 10% of consolidated net sales in 2001.

         The tooling component and painting and coating operations are not dependent on any one customer or group of customers, as a result, the Company does not believe that the loss of any one customer would have a material adverse effect on its business.

         Competition

         The automotive component supply, heavy equipment supply, logistics and tooling component industries are highly competitive. Competition in the sale of all of the Company's products in the automotive supply, heavy equipment and tooling businesses is primarily based on engineering, product design, process capability, quality, cost, delivery and responsiveness. The Company believes that its performance record places it in a strong competitive position.

         Within the logistics industry the principal competitive factors in the markets in which the Company competes are reliability, quality, breadth of service offerings and price. The Company competes on all of these factors. The Company competes with both publicly and privately held companies. The publicly held competitors compete with the Company for large national and regional accounts. Most privately held competitors operate in only one location or a limited service area.

         Environmental Matters

         Within the automotive component supply and heavy equipment operations, the Company is subject to environmental laws and regulations concerning emissions to the air, discharges to waterways, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company is also subject to other Federal and state laws and regulations regarding health and safety matters. Each of the Company's production facilities has permits and licenses allowing and regulating air emissions and water discharges. The Company believes that it is currently in compliance with applicable environmental and health and safety laws and regulations.

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

         In the logistics operations, the Company seeks to ensure that all employee drivers meet safety standards established by the Company and the Company's insurance carriers as well as by the DOT. In addition, where required by the DOT or state or local authorities, the Company requires independent owner/operators meet certain specified safety standards. The Company reviews prospective drivers in an effort to ensure that applicable requirements are met.

         Employees and Independent Contractors

         As of December 31, 2001, the Company had approximately 2,473 employees. The automotive operations employed approximately 417 employees. Of this number approximately 318 of the division's employees are production workers and the balance are engineering, sales and clerical, management and administrative employees. The Company believes that its relations with its employees are satisfactory. One NMP plant elected to be represented by the Union of Automotive Workers in 1999 and a collective bargaining agreement was entered into in September 2000. The plant has not been subject to a strike, lockout or other major work stoppage.

         Within the heavy equipment operations, the Company had approximately 598 employees. Of this number approximately 512 of the division's employees are production workers and the balance are engineering, sales, clerical, management and administrative employees. One NCE plant elected to be represented by the International Union of Operating Engineers and a collective bargaining agreement was entered into in December 2000. The plant has not been subject to a strike, lockout or other major work stoppage.

         Within the logistics operations, the Company had approximately 1,436 employees and 792 independent contract drivers. Of the 1,436 employees, approximately 1,236 are employed as drivers and the balance are employed in management and clerical positions. All employees within the logistics and distribution operations are non-union.


ITEM 1A. RISK FACTORS.

         The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects. Additionally, the following factors could cause the Company's actual results to differ materially from those reflected in any forward-looking statements of the Company.

         Outstanding Indebtedness. In order to finance its operations, including costs related to the consummation of various acquisitions, the Company has incurred substantial indebtedness. The Company's credit facilities are secured by substantially all of its assets as well as the assets of its subsidiaries. In addition to certain financial covenants, the Company's credit facilities restrict its ability to incur additional indebtedness or pledge assets. As of the date of this Report, the Company is in compliance with all of the terms of its credit facilities. There can be no assurance, however, that the Company will be able to comply with the terms of its credit facilities in the future. The Company is currently in negotiations with its lenders regarding it senior credit facility due in July 2002. The Company believes that it has the ability and intent to renew its facility on similar terms.

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

         Reliance on Major Customers. Sales to the automotive industry accounted for approximately 51.2% of the Company's sales in 2001. In addition, the Company's automotive sales are highly concentrated among a few major OEMs. Thus, the loss of any significant customer could have a material adverse effect on the Company's business. As is typical in the automotive supply industry, the Company has no long-term contracts with any of its customers. The Company's customers provide annual estimates of their requirements, however, sales are made on a short-term purchase order basis. There is substantial and continuing pressure from the major OEMs and Tier I suppliers to reduce costs, including the cost of products purchased from outside suppliers. If in the future the Company is unable to generate sufficient production cost savings to offset price reductions, its gross margins could be adversely affected.

         Limited Consolidated Operating History. The Company has a limited consolidated operating history with regard to a significant portion of its operations. Historical results of operations for 1999, 2000 and 2001 do not include all of the results of operations of significant businesses acquired in 1999, 2000 and 2001. As a result, such data is not necessarily indicative of the results that would have been achieved if all of the businesses acquired had been operated on an integrated basis or of the results that may be realized on a consolidated basis in the future.

         Risks Relating to Acquisitions. The automotive component supply, heavy equipment and logistics industries are undergoing consolidation as customers seek to reduce both their costs and their supplier base. Future acquisitions may be made in order to enable the Company to expand into new geographic markets, add new customers, provide new products, expand manufacturing and service capabilities and increase automotive model penetration with existing customers. Integration of the recent acquisitions, or any future acquisitions, may place a strain upon the Company's financial and managerial resources. The full benefits of the Company's acquisitions will require: (i) the integration of administrative, finance, purchasing, engineering, sales and marketing organizations; (ii) the coordination of production efforts; and (iii) the implementation of appropriate operational, financial and management systems and controls. There can be no assurance that the Company will be able to integrate these operations successfully. If the Company fails to successfully integrate an acquired business, its business could be harmed.

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

         Dependence on Continuous Improvement of Production Technologies. The Company's ability to continue to meet customer demands within its automotive and heavy equipment operations with respect to performance, cost, quality and service will depend, in part, upon its ability to remain technologically competitive with its production processes. The investment of significant additional capital or other resources may be required to meet this continuing challenge. The Company's inability to improve its production technologies could have a material adverse effect on its business.

         Design and Engineering Resources. Within the automotive industry, OEMs and Tier I suppliers require their suppliers to provide design and engineering input during the product development process. The direct costs of design and engineering are generally borne by the Company's customers. However, the Company bears the indirect cost associated with the allocation of limited design and engineering resources to such product development projects. Despite the Company's up-front dedication of design and engineering resources, its customers are under no obligation to order the subject components or systems from the Company following their development. In addition, when the Company deems it strategically advisable, it may also bear the direct up-front design and engineering costs as well. There can be no assurance that the Company's dedication of design and engineering resources, or up-front design and engineering expenditures, will not have a material adverse effect on the Company's financial condition or results of operations.

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

         The Company's heavy equipment operations are dependent on the construction industry which can be highly cyclical and heavily dependent on the general health of the economy. Historically, this operation has typically had lower revenue and operating income during the first and fourth quarters of the calendar year.

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

         Risk of Labor Interruptions. Within the automotive supply industry substantially all of the hourly employees of the OEMs and many Tier I suppliers are represented by labor unions and work pursuant to collective bargaining agreements. The failure of any of the Company's significant customers to reach agreement with a labor union on a timely basis, resulting in either a work stoppage or strike, could have a material adverse effect on the Company's business. During 1999, production workers at the Company's NMP facility in Michigan elected to be represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"). A collective bargaining agreement was entered into in September 2000 and expires December 2003. The Company's NCE facility in Texas is represented by International Union of Operating Engineers. The current collective bargaining agreement was entered into in December 2000 and expires December 2003. These plants have never been subject to a strike, lockout or other major work stoppage. Employees of the Company's logistics and distribution businesses are not represented by labor unions.

         Competition. The automotive component supply, heavy equipment, logistics and tooling component industries are highly competitive. Competition in the sale of the Company's products in the automotive supply, heavy equipment and tooling businesses is primarily based on engineering, product design, process capability, quality, cost, delivery and responsiveness. Competition in the logistics business is based primarily on service, performance and price.

         Factors Beyond the Company's Control. The Company's logistics revenues and earnings are especially sensitive to events that are beyond the Company's control, such as weather conditions, economic factors affecting customers, fuel prices and labor availability. Demand for same-day delivery and logistics services may decrease as a result of downturns in the level of general economic activity and employment. The development and increased popularity of facsimile machines and electronic mail has reduced the demand for certain types of delivery services, including same day delivery services. As a result, same-day delivery companies have changed focus to those delivery services involving items that are unable to be delivered via alternative methods such as pharmaceuticals, food products, auto parts and similar such items. Similar industry-wide developments may have a material adverse effect the Company's business, financial condition or results of operations.

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

         Catastrophic Claims. The Company's Logistics Group utilizes approximately 2,028 drivers. From time to time some of those drivers are involved in automobile accidents. The Company currently carries liability insurance of $1 million per occurrence, subject to applicable deductibles, and umbrella coverage up to $50 million per occurrence. The Company also requires that independent contractors maintain liability insurance of at least the minimum amounts required by state law. However, claims against the Company may exceed the amounts of the Company's and the independent contractors' insurance coverage. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims or workers' compensation claims, or unfavorable resolutions of claims, the Company's operating results could be materially affected.

         Product Liability Exposure. Within the automotive and heavy equipment operations, the Company faces an inherent business risk of exposure to product liability claims if the failure of one of its products results in personal injury or death. There can be no assurance that material product liability losses will not occur in the future. In addition, if any of the Company's products prove to be defective, the Company may be required to participate in a recall involving such products. The Company maintains insurance against product liability claims, but there can be no assurance that such coverage will be adequate or will continue to be available to the Company on acceptable terms or at all. A successful claim brought against the Company in excess of available insurance coverage or a requirement to participate in any product recall could have a material adverse effect on its business.

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

         Dependence on Key Personnel. The Company's business is greatly dependent on the efforts and abilities of Robert J. Skandalaris, its Chairman and Chief Executive Officer and its other executive officers. The Company has an employment agreement with Mr. Skandalaris. In addition to Mr. Skandalaris, certain other officers of the Company are under employment agreements. The Company does not maintain key-person life insurance on its executives.

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

         Risks Associated With International Operations. The Company operates production facilities in Ontario, Canada and Acuna, Mexico. The Company's business strategy may include the continued expansion of international operations. As the Company expands its international operations, it will increasingly be subject to the risks associated with such operations, including: (i) fluctuations in currency exchange rates; (ii) compliance with local laws and other regulatory requirements; (iii) restrictions on the repatriation of funds; (iv) inflationary conditions; (v) political and economic instability; (vi) war or other hostilities; (vii) overlap of tax structures; and (viii) expropriation or nationalization of assets. The inability to effectively manage these and other risks could adversely affect the Company's business.

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

ITEM 2.       PROPERTIES.

         As of December 31, 2001, the Company's automotive operations operated a total of three production facilities in the United States and one facility in Canada, some of which are used for multiple purposes, and which range in size from 80,000 square feet to 524,000 square feet, with an aggregate of approximately 970,000 squarefeet. The Company's heavy equipment operations operated three facilities in the United States and one in Mexico and range in size from 10,000 to 660,000 square feet, with an aggregate of approximately 912,000 square feet. In the aggregate, the Company's total manufacturing space is approximately 1.9 million square feet. The Company's distribution division operations are run through four buildings with an aggregate of approximately 16,000 square feet. The Company's logistics division operates 25 facilities ranging in size from 480 square feet to 33,750 square feet. In aggregate, the Company's logistics division consists of approximately 123,000 square feet. Of the Company's existing facilities, two are owned and the balance are leased with expiration dates ranging from 2002 through 2012. No facility is materially underutilized. Management believes substantially all of the Company's property and equipment is in good condition and that it has sufficient capacity to meet its current and expected manufacturing, logistic and distribution needs.

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

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the NASDAQ National Market System under the symbol NOBL. Prior to June 30, 1998 the Common Stock traded on AMEX under the symbol "NIL". The following table sets forth the range of high and low closing sales prices for the Common Stock for each period indicated:



                                                                     High                      Low
                                                              --------------------       -----------------

           2000:
                     First Quarter                                   $16.10                    $12.56
                     Second Quarter                                  $15.49                     $7.56
                     Third Quarter                                    $9.02                     $6.07
                     Fourth Quarter                                   $7.35                     $4.38

           2001:     First Quarter                                    $5.54                     $4.15
                     Second Quarter                                   $6.67                     $4.30
                     Third Quarter                                    $7.71                     $4.70
                     Fourth Quarter                                   $8.19                     $5.01


As of March 15, 2002 there were approximately 85 record holders and approximately 1,941 beneficial owners of the Company's Common Stock.

                  Dividends

                  During the fiscal years ending December 31, 2000 and 2001, the Company paid $1.580 million and $1.995 million in dividends, respectively. The dividends payments were made pursuant to resolutions of the Board of Directors in May 2000 and May 2001 to pay regular quarterly cash dividends of $0.075 per share. In February 2002, the Board of Directors increased the quarterly dividend to $0.08 per share.

                  Sales of Unregistered Securities

                  During 2001, in connection with the NCE acquisition and the redemption of $1.105 million of convertible debentures, the Company issued 53,030 and 50,000 shares of Common Stock, respectively, to one individual and one entity in transactions that were not registered under the Securities Act of 1933. All of these shares were issued in private transactions in reliance upon
Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data.

                  The following selected financial data as of and for each of the five fiscal years in the period ended December 31, 2001 is derived from the audited financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                         December 31,
                                                               ----------------------------------------------------------------
                                                                    1997         1998         1999          2000         2001
                                                               ----------------------------------------------------------------
                                                                         (Dollars in millions, except per share data)
Consolidated Statements of Operations Data:

Net sales
Products                                                       $     12.2   $     60.3   $     85.3    $     88.0    $     77.3
Services                                                                                                     21.8          60.9
-------------------------------------------------------------------------------------------------------------------------------
Total net sales                                                $     12.2   $     60.3   $     85.3    $    109.8    $    138.2
Cost of sales
Products                                                              6.4         40.6         56.4          64.5          59.3
Services                                                                                                     17.2          48.2
-------------------------------------------------------------------------------------------------------------------------------
Total cost of sales                                                   6.4         40.6         56.4          81.7         107.5
-------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                          5.8         19.7         28.9          28.1          30.7
Selling, general and administrative expense                           3.2         11.8         15.8          23.0          22.5
-------------------------------------------------------------------------------------------------------------------------------
Operating profit                                                      2.6          7.9         13.1           5.1           8.2
Interest expense                                                     (0.6)        (0.8)        (1.8)         (2.9)         (3.0)
Other, net                                                            0.1                       0.3           0.2           1.6
-------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
 income taxes
minority interest and extraordinary item                              1.8          7.1         11.6           2.4           6.9
Minority interest                                                                  0.1
Income tax expense                                                    0.7          2.7          4.3           1.2           2.8
-------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
extraordinary item                                                    1.1          4.3          7.3           1.2           4.1
Earnings (loss) from discontinued operations                         (0.4)         0.1         (0.5)         (0.1)
Gain on sale of discontinued operations                                                                      10.0
Earnings before extraordinary item                                    0.7          4.4          6.8          11.1           4.1
Extraordinary item (1) (2)                                                         0.6                       (0.3)          1.6
-------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                          0.7          5.0          6.8          10.8           5.7
Preferred stock dividends                                             0.1
-------------------------------------------------------------------------------------------------------------------------------
Net earnings on common shares                                  $      0.6   $      5.0   $      6.8    $     10.8    $      5.7
-------------------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per common share:
Earnings per common share from continuing
operations before extraordinary item                           $     0.22   $     0.59   $     1.01    $     0.16    $     0.61
Earnings (loss) per common share from discontinued
operations before extraordinary item                                (0.09)        0.02        (0.07)         1.40
Extraordinary item (1) (2)                                                        0.09                      (0.04)         0.24
-------------------------------------------------------------------------------------------------------------------------------

Basic earnings per common share                                $     0.13   $     0.70   $     0.94    $     1.52    $     0.85
-------------------------------------------------------------------------------------------------------------------------------

Basic weighted average common shares outstanding                4,285,134    7,161,872    7,192,328     7,112,311     6,626,212
-------------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share:
Earnings per common share from continuing
operations before extraordinary item                                $0.22        $0.58        $0.92         $0.16          0.61
Earnings (loss) per common share from discontinued
operations before extraordinary item                                (0.09)        0.02        (0.05)         1.37
Extraordinary item (1) (2)                                                        0.08                      (0.04)         0.24
-------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                   $0.13        $0.68        $0.87        $1.49         $0.85
-------------------------------------------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding                     4,285,134    7,304,148    8,530,981     7,234,786     6,650,861
-------------------------------------------------------------------------------------------------------------------------------
Other Financial Information
EBITDA from continuing operations (3)                                $3.1        $12.2        $19.6        $13.0         $17.5
Ratio of EBITDA to interest expense (3)                               5.5         14.4         10.9          4.5           5.8
Cash flow from:
Continuing operations                                                 1.1          8.2         10.6          9.2          (0.4)
Discontinued operations                                              (2.4)       (42.1)       (23.4)        (0.1)
Investing activities                                                (12.0)       (26.2)       (16.2)        47.4           9.4
Financing activities                                                 14.9         59.3         28.8        (56.1)         (9.9)
-------------------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet Data:
Total assets                                                    $    64.6   $    136.4   $    174.8    $   145.1     $   156.9
Net assets held for sale                                              2.0         44.3         67.2
Working capital (deficiency)                                          5.9         46.9         72.0          9.3         (27.4)
Total debt                                                           27.7         88.7        118.1         73.8          71.3
Stockholders' equity                                                 27.6         32.3         39.9         43.8          47.4


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

(2) An after-tax extraordinary gain of $1.6 million was recorded in connection with the Company's acquisition by NCE of certain assets of Eagle-Picher, Inc.'s construction equipment division. This gain was the result of the implementation of Financial Accounting Standards Board (FASB) Statement No. 141, "Business Combinations" which requires the excess of the fair value of acquired net assets over the cost associated with an acquisition be recognized as an extraordinary gain in the period in which the transaction occurs.

(3) EBITDA represents income before income taxes, plus interest expense and depreciation and amortization expense. EBITDA is not presented as, and should not be considered, an alternative measure of operating results or cash flows from operations (as determined in accordance with generally accepted accounting principles), but is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. While commonly used, however, EBITDA is not identically calculated by companies presenting EBITDA and is, therefore, not necessarily an accurate means of comparison and may not be comparable to similarly titled measures disclosed by the Company's competitors. The ratio of EBITDA to interest expense represents EBITDA from continuing operations to total interest expense less capitalized interest and interest income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Report.

OVERVIEW

         The Company is a leading full-service Tier I and Tier II supplier of automotive parts, component assemblies and value-added services to the automotive industry, a provider of complete products and component assemblies to the heavy equipment industry and a leading provider of same day delivery services.

         As of December 31, 2001 the Company grouped its operations into four operating segments: automotive, heavy equipment, logistics and distribution.

         Automotive

As a Tier I and Tier II supplier, the Company provides design, engineering, manufacturing, complete program management and other services to the automotive market. The Company delivers integrated component solutions, technological leadership and product innovation to OEMs and Tier I automotive parts suppliers thereby helping its customers increase their productivity while controlling costs. The automotive segment has historically been the Company's largest contributor in terms of both net sales and pretax profit. This business has been successful due to the continued acceptance and growth in the application of laser welding technology by the automotive industry. It is anticipated that this segment will continue to be a major contributor to the Company's growth in both revenue and pretax profit. Of the Company's four segments, the automotive segment is the most capital intensive. Capital expenditures are necessary in order to create the capacity required to meet customers increased use of laser welded components.

         Heavy Equipment

         As a provider to the heavy equipment industry, the Company provides design, engineering program management and manufacturing services assisting its customers' productivity while controlling costs. The heavy equipment segment, acquired in December 2001, is believed to provide the Company the opportunity to capitalize on its manufacturing expertise and to provide another growth vehicle for the Company. Although the heavy equipment segment is capital intensive, the Company does not expect significant expenditures in the short-term future. This segment has been held by the Company for a short period of time, but is expected to make a positive impact on pretax profit in the future.

         Logistics

         As a provider of same day delivery services, the Company provides cost effective solutions to a variety of customers allowing these customers to focus on their core businesses. The logistics segment, the Company's only service segment, made significant progress during 2001 in terms of both revenue growth and pretax loss improvements. The logistics segment is labor intensive as opposed to the capital intensity found in the Company's automotive and heavy equipment segments. The cost structure is highly variable as the largest operating costs are related to drivers and vehicle operating costs. The anticipated pretax margins in the logistics segment are lower than the Company's other segments primarily due to the highly competitive nature of the logistics industry. The Company expects the logistics segment to make a positive contribution to pretax profit in the future as its revenue continues to grow.

         Distribution

         The distribution segment is the smallest operation of the Company in terms of revenue. It has successfully operated in the competitive tooling component and paint and coatings industry and the Company expects its performance to continue to make a positive contributions to pretax profit.

RESULTS OF OPERATIONS

     To facilitate analysis, the following table sets forth certain financial data for the Company:

                              RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                           1999             2000             2001
----------------------------------------------------------------------------------------------------
Net sales
 Products                                              $  85,266        $  87,955        $  77,290
 Services                                                     --           21,826           60,938
--------------------------------------------------------------------------------------------------
Total net sales                                        $  85,266        $ 109,781        $ 138,228
--------------------------------------------------------------------------------------------------
Cost of sales
 Products                                                 56,438           64,457           59,234
 Services                                                     --           17,219           48,239
--------------------------------------------------------------------------------------------------
Total cost of sales                                       56,438           81,676          107,473
--------------------------------------------------------------------------------------------------
Gross margin                                              28,828           28,105           30,755
Selling, general and administrative expenses              15,760           23,004           22,472
--------------------------------------------------------------------------------------------------
Operating profit                                          13,068            5,101            8,283
Interest income                                                4                5            1,587
Interest expense                                          (1,819)          (2,929)          (4,586)
Other income, net                                            276              235            1,616
--------------------------------------------------------------------------------------------------
Earnings from continuing operations before taxes          11,529            2,412            6,900
Income tax expense                                         4,235            1,196            2,805
--------------------------------------------------------------------------------------------------
Earnings from continuing operations before
    extraordinary item                                     7,294            1,216            4,095
(Loss) from discontinued operations                         (472)            (115)              --
Gain on sale of discontinued operations                       --           10,044               --
--------------------------------------------------------------------------------------------------
Earnings before extraordinary item                         6,822           11,145            4,095
Extraordinary item - extinguishment of debt                   --             (304)              --
Extraordinary item - gain on acquisition                      --               --            1,567
--------------------------------------------------------------------------------------------------
Net earnings                                               6,822           10,841            5,662
Preferred stock dividends                                     61               49               27
                                                       ---------        ---------        ---------
Net earnings on common shares                          $   6,761        $  10,792        $   5,635
                                                       =========        =========        =========


Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

         Net Sales. Net sales increased by $28.4 million, or 25.9%, to $138.2 million for the year ended December 31, 2001 from $109.8 million for the year ended December 31, 2000. When adjusted for businesses sold in 2001, NMF and NMPM, revenue increased by $69.9 million, or 106.1%. This significant increase in sales was primarily attributable to two factors. First, the Company's Automotive Group, primarily laser welding, increased revenue by $28.5 million, or 71.5%, to $68.4 million from $39.9 million in 2000, when adjusted for the sale of NMF and NMPM. This increase in revenue was the result of increased acceptance of the Company's laser welding technology on new and redesigned model platforms, as well as increased steel sales when compared to 2000. Second, the Logistics Group increased revenue $39.1 million, or 179.2%, to $60.9 million from $21.8 million in 2000. The increased revenue in the Logistics Group was primarily the result of the Company's full year ownership, as well as the group's success in executing its strategy in gaining new customers.

         Cost of Sales. Cost of sales increased by $25.8 million, or 31.6%, to $107.5 million for the year ended December 31, 2001 from $81.7 million for the year ended December 31, 2000. When adjusted for the sale of NMF and NMPM during the year, cost of sales increased $59.5 million, or 130.4%. This increase in cost of sales was primarily attributable to increased production volume within the Company's Automotive Group related to value added services and steel. In addition, cost of sales increased due to the inclusion of the full year results of the Logistics Group. As a percentage of revenue, cost of sales increased to 77.8% in 2001, or 4.6%, from 74.4% in 2000. When adjusted for the sale of NMF and NMPM during the year, cost of sales increased 11.7%. This increase in cost of sales as a percentage of revenue was primarily the result of the inclusion of the Logistics Group for the full year of 2001. The inclusion of the Logistics Group increased cost of sales as a percentage of revenue due to the fact that this business generates higher cost of sales as compared to the Company's other operating entities.

         Gross Margin. Gross margin increased $2.7 million, or 9.6%, to $30.8 million for the year ended December 31, 2001 from $28.1 million for the year ended December 31, 2000. When adjusted for the sale of NMF and NMPM during the year, gross margin increased $10.4 million, or 51.1%. As a percentage of sales, gross margin decreased 13.3% to 22.2% in 2001 from 25.6% in 2000. When adjusted for the sale of NMPM and NMF, gross margin as a percentage of sales decreased 26.3%. The increase in gross margin was primarily the result of increased volume in value added services within the Company's Automotive Group combined with the full year ownership of the Company's Logistic Group. As a percentage of sales, the gross margin decline was primarily the result of lower gross margins in the Logistics Group.

         Selling, General and Administrative Expenses. The Company's selling, general and administrative expense (SG&A) decreased $0.5 million, or 2.3%, to $22.5 million for the year ended December 31, 2001 from $23.0 million for the year ended December 31, 2000. When adjusted for the sale of NMF and NMPM during the year, SG&A increased $3.5 million, or 18.9%. This increase was primarily the result of the inclusion of the Company's Logistics Group for the full year, partially offset by lower expenses within the Company's Automotive Group.

         Operating Profit. As a result of the foregoing factors, operating profit increased $3.2 million, or 62.8%, to $8.3 million for the year ended December 31, 2001 from $5.1 million for the year ended December 31, 2000. When adjusted for the sale of NMF and NMPM during the year, operating profit increased $7.0 million.

         Interest Expense. Interest expense increased $1.7 million, or 58.6%, to $4.6 million for the year ended December 31, 2001 from $2.9 million for the year ended December 31, 2000. The increase in interest expense was primarily due to increased borrowings related to the acquisition of the Company's Logistics Group during the third quarter of 2000, the temporary financing of the sale of NMF and NMPM during the first and second quarters, and investments in property plant and equipment.

         Interest Income. Interest income for the year ended December 31, 2001 of $1.6 million was primarily the result of the temporary financing by the Company of the sale of NMF and NMPM during the first and second quarters of 2001, as well as a note receivable related to the same transaction.

         Other Income. Other income increased $1.4 million to $1.6 million for the year ended December 31, 2001 from $0.2 million for the period ended December 31, 2000. This increase is primarily the result of the assignment of rights related to a prior acquisition for $0.6 million and the recording of fee income of $1.0 million related to the arrangement of financing for SET in connection with its purchase of NMF and NMPM earlier this year. This income was partially offset by the recognition of losses by the Company related to SCO Logistics in the third quarter.

         Income Tax Expense. Income tax expense increased $1.6 million, or 133.3%, to $2.8 million for the year ended December 31, 2001 from $1.2 million in 2000. This increase was primarily due to increased earnings before taxes resulting from increased revenue. In addition, The Company incurred a one-time income tax charge of $1.1 million in connection with the difference between the book and tax basis from the sale of NMF and NMPM earlier this year. The Company also recorded a one-time reduction in income tax expense primarily from the utilization of foreign tax credits against federal income tax expense.

         Net Earnings. As a result of the foregoing factors, net earnings from continuing operations before extraordinary item increased $2.9 million, or 241.7%, to $4.1 million for the year ended December 31, 2001 from $1.2 million for the year ended December 31, 2000.

         Extraordinary Item. An after-tax extraordinary gain of $1.6 million was recorded in connection with the Company's acquisition by NCE of certain assets of Eagle-Picher, Inc.'s construction equipment division. This gain was the result of the implementation of Statement of Financial Accounting Standards
(SFAS) Statement No. 141, "Business Combinations" which requires the excess of the fair value of acquired net assets over the cost associated with an acquisition be recognized as an extraordinary gain in the period in which the transaction occurs.

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

         Cost of Sales. Cost of sales increased by $25.2 million, or 44.7%, to $81.7 million for the year ended December 31, 2000 from $56.4 million for the year ended December 31, 1999. As a percent of net sales, cost of sales increased to 74.4% from 66.1% primarily due to the inclusion of the Logistics Group, which has a higher costs of sales as a percentage of revenue (79%). In addition, 2000 costs of sales include an unfavorable mix of products produced and longer plant shutdowns within the Automotive Group as compared to 1999.

         Gross Margin. The increased level of net sales, primarily due to the acquisition of the Logistics Group, was more than offset by the decrease in margin within the Automotive Group. This resulted in a decrease of gross margin to $28.1 million for the year ended December 31, 2000 from $28.8 million for the year ended December 31, 1999, a decline of 2.5%.

         Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses increased by $7.2 million, or 45.6%, to $23.0 million for the year ended December 31, 2000 from $15.8 million for the year ended December 31, 1999. This increase was primarily due to the acquisition of the Logistics Group and the integration costs associated with the acquisition, as well as a $3.9 million restructuring charge recorded by the Company in the fourth quarter of 2000 related to the consolidation of operations within its Automotive Group.

         Operating Profit. As a result of the foregoing factors, operating profit decreased by $8.0 million, or 61.1%, to $5.1 million for the year ended December 31, 2000 from $13.1 million for the prior year.

         Interest Expense. Interest expense increased by $1.1 million, or 61.1%, to $2.9 million for the year ended December 31, 2000 from $1.8 million for the year ended December 31, 1999. The increase is primarily attributable to increases in the Company's long-term debt to finance additions to property, plant and equipment, higher working capital related to increased sales, as well as to the acquisition of the Logistics Group.

         Net Earnings. As a result of the foregoing factors, net earnings from continuing operations before extraordinary item decreased by $6.1 million to $1.2 million for the period ended December 31, 2000 from $7.3 million for the period ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equity and debt financings and loans from stockholders. Working capital needs and capital equipment requirements have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. Anticipated increases in required working capital and capital equipment expenditures are expected to be met from the cash flow from operations, equipment financing and revolving credit borrowings. As of December 31, 2001, the Company had a working capital deficit of approximately $27.4 million. This deficit was the result of the inclusion of the Company's credit facility in current liabilities due to its maturity in July 2002. The Company believes it has the ability and intent to renew the current credit facility on similar terms. The Company completed the sale of NMPM and NMF on February 16, 2001, which, resulted in cash received of $23.2 million. This cash was applied to the reduction in borrowings under the Company's credit facility.

         The Company generated cash from continuing operations of $0.4 million for the year ended December 31, 2001. Net cash generated by continuing operating activities was primarily the result of net earnings and increases in accounts payable, as well as depreciation and amortization expenses. This was partially offset by increases in operating assets, receivables, inventory and accounts receivable and decreases in income taxes payable and accrued liabilities. The significant increase in accounts receivable of $15.0 million is primarily the result of the acquisition of NCE and the increased sale of steel as part of the Company's automotive operations. The increase in inventories of $5.4 million is also primarily the result of the acquisition of NCE.

         The Company generated cash in investing activities of $9.4 million for the year ended December 31, 2001. This was primarily the result of the sale of NMPM and NMF as well as the sale of certain real estate, partially offset by the purchase of NCE and expenditures for property, plant and equipment.

         The Company used $9.9 million in cash flow from financing activities for the year ended December 31, 2001, primarily for payments on bank borrowings as discussed below. The Company made payments on long-term debt of $6.3 million; extinguished convertible subordinated debentures of $1.1 million, redeemed common and preferred stock of $1.3 million, paid dividends of $2.0 million and issued common stock of $1.1 million.

The Company maintains a syndicated secured revolving credit facility (the "Credit Facility") with Comerica Bank N.A. The amount of the facility was $50.0 million at December 31, 2001. At December 31, 2001 the Company had borrowed $0.7 million greater than its Credit Facility with the permission of the lender. The Credit Facility was increased to $52.5 million in March 2002. The Credit Facility expires in July 2002. The Company is in active negotiations with its lender and believes it has the ability and intent to renew its credit facility on similar terms. The Credit Facility is secured by assets of the Company and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for multi-currency loans. Borrowing options include a Eurocurrency rate, or a base rate. Advances under the facility bore interest at an effective rate of approximately 4.7% and 8.0% as of December 31, 2001 and 2000, respectively. Costs of originating the Credit Facility of $.69 million are being amortized over three years. The unamortized balance of origination costs is $.11 million at December 31, 2001 and is included in other assets. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $25 million. In addition, the Company currently guarantees $10.0 million of SET Enterprises, Inc. senior debt in connection with its purchase of NMF and NMPM. As of the date of this report, the Company believes that the lenders will not call the guarantee.

         The Company has, from time to time been in violation of certain of its financial debt ratio covenants and covenants relating to the issuance of preferred stock and the payment of preferred and common stock dividends, requiring it to obtain waivers of default from its lenders. At December 31, 2001 and the date of this report, the Company is in compliance with all of its debt covenants under the Credit Facility.

         On July 31, 1998 and concluding August 10, 1998 the Company closed a private offering of 6% Convertible Subordinated Debentures (the "Debentures") for gross proceeds of $20.76 million. The proceeds were used to reduce the amount of outstanding advances under the Credit Facility. The Debentures mature on July 31, 2005 and interest is payable on January 31 and July 31 of each year; provided, however, that for the first three years, in lieu of cash interest, additional Debentures were issued. During the years ended December 31, 1999, 2000, and 2001 the Company issued $1.2 million, $1.1 million and $1.0 million, respectively, in additional debentures as payment of interest. The Debentures are unsecured obligations of the Company which may be redeemed by the Company during the six months beginning January 31, 2000 at 110% of the principal amount (plus accrued interest) and at 107.5%, 104.5%, 102.5%, 101% and 100.5% during each 12 month period following. Commencing November 30, 1998, the Debentures became convertible into Common Stock at $14.3125 per share (subject to adjustment). Beginning January 31, 2004 and on each July 31 and January 31 thereafter, the Company is required to redeem for cash 25% of the outstanding principal amount of the Debentures through the maturity date. During 2001, the Company redeemed $1.1 million of debentures for $0.35 million in cash and 50,000 shares of the Company's Common Stock. Offering costs of $1.114 million on the original issuance are being amortized over seven years. The unamortized balance of offering costs is $0.452 million at December 31, 2001 and is included in other assets.

         On December 16, 1998 and concluding December 22, 1998 the Company closed a private offering of Junior Subordinated Notes (the "Junior Notes"), together with 105,000 warrants to purchase shares of Common Stock of the Company at an exercise price of $10.00 per share expiring on the maturity date, for gross proceeds of $3.5 million with $.141 million, or $1.34 per share, attributable to the warrants. The proceeds were used to reduce the Credit Facility. The Junior Notes have not been registered under the Securities Act of 1933 and were sold to qualified investors as part of a private offering pursuant to Regulation D of a maximum of $10 million in principal amount of Junior Notes. The Junior Notes are unsecured obligations of the Company, which may be redeemed by the Company upon five days prior notice without penalty or premium. The Junior Notes mature on December 1, 2003 and interest is payable on June 1 and December 1 of each year at a stated rate of 7% and an effective rate of 8%. Offering costs of $.199 million are being amortized over five years. The unamortized balance of offering costs is $0.075 million at December 31, 2001 and is included in other assets.

         The liquidity provided by the Company's existing and anticipated credit facilities, combined with cash flow from continuing operations is expected to be sufficient to meet currently anticipated working capital and capital expenditure needs and for existing debt service for at least 12 months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such 12-month period. In addition, the Company continues to evaluate, as part of its business strategy, and may pursue future growth through opportunistic acquisitions of assets or companies involved in the automotive component supply, heavy equipment, logistics and distribution industries, which acquisitions may involve the expenditure of significant funds. Depending upon the nature, size and timing of such future acquisitions, the Company may be required to obtain additional debt or equity financing in connection with such future acquisitions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

         The Company's off balance sheet financing consists primarily of operating leases for equipment and property. These leases have terms ranging from a month-to-month basis to ten years. In 2001, rent expense was approximately $2.5 million. From 2002 through 2006 the Company will make minimum




                    YEAR ENDED
                    DECEMBER 31,
                    ------------
                    2002                     $ 5,228
                    2003                       4,426
                    2004                       4,134
                    2005                       4,028
                    2006                       3,919
                    Thereafter                11,624
                                             -------
                                             $33,359
                                             =======

lease payments as follows:


         The Company also expects minimum rental income of approximately $1.2 million per year for the period 2002 through 2012 related to the sublease of a portion of one of the Company's manufacturing facilities to a third party.

SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

     PROPERTY, PLANT  AND EQUIPMENT

         The Company's automotive and heavy equipment operations are highly capital intensive. At December 31, 2001 more than 70% of the Company's fixed assets were directly related to the production of products. Property, plant and equipment are stated at cost. Depreciation is provided for using the straight line and various accelerated methods over the estimated useful lives of the assets which range from 5 to 39 years for buildings and improvements and 3 to 10 years for machinery and equipment. Expenditures for maintenance and repairs are charged to expense as incurred. The Company capitalizes interest cost associated with construction in progress. Capitalized interest costs in 2000 and 2001 were $1.3 million and $0.4 million respectively. The Company periodically reviews the realization of long-lived assets, based on an evaluation of remaining useful lives and the current and expected future profitability and cash flows related to such assets.


     GOODWILL

Goodwill is the excess of cost over the fair value of net assets acquired and through December 31, 2001 was amortized over a 20-year period on the straight-line method. On January 1, 2002 the Company implemented Statement of Financial Accounting Standards (SFAS) Statement No. 142 "Goodwill and Other Intangible Assets." Under SFAS 142 goodwill and other intangible assets are no longer amortized. As required under SFAS 142 management will regularly evaluate the carrying value of businesses and determine if any impairment exists. As part of the evaluation, the Company will estimate the fair value of the reporting unit to determine whether or not impairment has occurred.

     INFLATION

         Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, fuel, equipment and raw materials. The Company does not believe that inflation has had any material effect on its business over the past three years.




IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2000 the Company adopted SFAS Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended. The adoption of SFAS 133 did not have a material effect on the Company's financial statements.

         In July 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued effective for all fiscal years beginning after December 15, 2001. SFAS 142 establishes criteria for the recognition of intangible assets and their useful lives. It also results in the ceasing of the amortization of goodwill and requires companies to test goodwill for impairment on an annual basis. The Company is required to adopt SFAS 142 on January 1, 2002. The Company is currently evaluating the impact that SFAS 142 will have on its financial condition and results of operations. The Company expects that it will no longer record approximately $2.6 million of annual amortization associated with its $41.9 million of goodwill and intangible assets.

         In October, 2001 SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" was issued effective for all fiscal years beginning after December 15, 2001. SFAS 144 addresses implementation issues associated with SFAS 121 and improves financial reporting by establishing one accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS 144 is not expected to have a material effect on the Company's financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 11% of total revenues for fiscal 2001. The Company's primary foreign currency exposure is the Canadian Dollar. The Company manages its exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset.

         The Company's financial results are affected by changes in U.S. and foreign interest rates due primarily to the Company's Credit Facility containing a variable interest rate. The Company does not hold any other financial instruments that are subject to market risk (interest rate risk and foreign exchange rate risk).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES CONSOLIDATED FINANCIAL
          STATEMENTS

                  Independent Auditors' Reports.........................................................26

                  Consolidated Balance Sheets--December 31, 2000 and 2001...............................28

                  Consolidated Statements of Earnings--For the years ended
                           December 31, 1999, 2000 and 2001.............................................30

                  Consolidated Statements of Stockholders' Equity--For the
                           years ended December 31, 1999, 2000 and 2001.................................32

                  Consolidated Statements of Comprehensive Income --
                           For the years ended December 31, 1999, 2000 and 2001.........................33

                  Consolidated Statements of Cash Flows--For the years
                           ended December 31, 1999, 2000 and 2001.......................................34

                  Notes to Consolidated Financial Statements............................................36

                          INDEPENDENT AUDITORS' REPORT








To the Board of Directors and Stockholders of Noble International, Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Noble International, Ltd. (a Delaware corporation) and Subsidiaries (the "Company") as of December 31, 2001 and the related consolidated statements of earnings, stockholders' equity, comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, such 2001 consolidated financial statements, present fairly, in all material respects, the financial position of Noble International, Ltd. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP


Detroit, Michigan
March 11, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Noble International, Ltd.


We have audited the accompanying consolidated balance sheet of Noble International, Ltd. (a Delaware corporation) and Subsidiaries as of December 31, 2000 and the related consolidated statements of earnings, stockholders' equity, comprehensive income and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Noble International, Ltd. and Subsidiaries as of December 31, 2000, and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.





Southfield, Michigan
January 31, 2001 (except for the first
four sentences of the paragraph titled
Noble Metal Forming, Inc., Noble Metal
Processing -- Midwest, Inc. and S.E.T.
Steel, Inc. contained in Note K, as to
which the date is March 28, 2001)

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------


                                                               YEARS ENDED DECEMBER 31,
                                                             ---------------------------
                                   ASSETS                       2000              2001
                                                             ----------------------------
                                                                     (in thousands)
CURRENT ASSETS
Cash and cash equivalents                                    $  1,091           $    943
                                                             ========           ========
  Accounts receivable, trade, net of allowance for
    doubtful accounts of $427 and $242 at December 31,
    2000 and 2001, respectively                                20,214             32,556
  Inventories                                                   8,185             20,495
  Income taxes refundable                                        --                  492
  Prepaid expenses and other assets                             1,312              2,708
  Deferred income taxes                                         1,566                506
                                                             --------           --------

Total current assets                                           32,368             57,700

PROPERTY, PLANT AND EQUIPMENT, NET                             58,673             46,989

OTHER ASSETS
  Goodwill, net of accumulated amortization of $5,177
    and $6,516 at December 31, 2000 and 2001, respectively     50,148             40,755
  Covenants not to compete, net of accumulated
    amortization of $671 and $921 at December 31, 2000
    and 2001, respectively                                      1,389              1,139
  Other                                                         2,629             10,356
                                                             --------           --------

Total non-current assets                                       54,166             52,250
                                                             --------           --------

Total assets                                                 $145,207           $156,939
                                                             ========           ========





       The accompanying notes are an integral part of these consolidated financial statements.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

--------------------------------------------------------------------------------




                                                          YEARS ENDED DECEMBER 31,
                                                      -------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                     2000                  2001
                                                      -------------------------------
                                                     (in thousands, except share data)

CURRENT LIABILITIES
 Current maturities of long-term debt                 $     420             $  51,035
 Accounts payable                                        12,180                21,231
 Accrued liabilities                                     10,303                12,823
 Income taxes payable                                       143                  --
                                                      ---------             ---------
Total current liabilities                                23,046                85,089

LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES             53,743                   809

CONVERTIBLE SUBORDINATED DEBENTURES                      16,252                16,110

JUNIOR SUBORDINATED NOTES                                 3,359                 3,439

DEFERRED INCOME TAXES                                     3,230                 2,658

PUTABLE COMMON STOCK (133,756 SHARES)                     1,336                 1,203

REDEEMABLE PREFERRED STOCK                                  400                   250

STOCKHOLDERS' EQUITY
 Preferred stock, $100 par value, 10% cumulative,
   authorized 150,000 shares                                 --                    --
 Common stock, $.001 value authorized 20,000,000
   shares, issued 7,234,319 and 7,519,186 shares in
   2000 and 2001, respectively                           22,857                22,871
 Paid-in capital                                            121                   121
 Retained earnings                                       21,217                24,857
 Accumulated comprehensive loss                            (354)                 (468)
                                                      ---------             ---------
Total stockholders' equity                               43,841                47,381
                                                      ---------             ---------
Total liabilities and stockholders' equity            $ 145,207             $ 156,939
                                                      =========             =========







        The accompanying notes are an integral part of these consolidated financial statements.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS

--------------------------------------------------------------------------------

                                                                  YEARS ENDED DECEMBER 31,
                                                            ------------------------------------
                                                               1999         2000        2001
                                                            ------------------------------------
                                                            (In thousands except per share data)
Net sales
 Products                                                   $  85,266    $  87,955    $  77,290
 Services                                                        --         21,826       60,938
                                                            ------------------------------------
Total net sales                                             $  85,266    $ 109,781    $ 138,228

Cost of sales
 Products                                                      56,438       64,457       59,234
 Services                                                        --         17,219       48,239
                                                            ------------------------------------
Total cost of sales                                            56,438       81,676      107,473

Gross margin                                                   28,828       28,105       30,755

Selling, general and administrative expenses                   15,760       23,004       22,472
                                                            ------------------------------------

 Operating profit                                              13,068        5,101        8,283

Other income (expense):
 Interest income                                                    4            5        1,587
 Interest expense                                              (1,819)      (2,929)      (4,586)
 Other, net                                                       276          235        1,616
                                                            ------------------------------------
                                                               (1,539)      (2,689)      (1,383)
                                                            ------------------------------------
Earnings from continuing operations before income
 taxes and extraordinary items                                 11,529        2,412        6,900

Income tax expense                                              4,235        1,196        2,805
                                                            ------------------------------------
Earnings from continuing operations
  before extraordinary items                                    7,294        1,216        4,095
Preferred stock dividends                                          61           49           27
                                                            ------------------------------------

Earnings on common shares from continuing operations            7,233        1,167        4,068

Discontinued Operations:
(Loss) from discontinued operations
 (less income taxes of $(230) and $(61) in 1999 and 2000)        (472)        (115)        --
Gain on sale of discontinued operations (less income
 taxes of $5,561)                                                --         10,044         --
                                                            ------------------------------------
Earnings on common shares before extraordinary items            6,761       11,096        4,068

Extraordinary item - (loss) on extinguishment of debt
 (less income tax of ($121))                                     --           (304)
Extraordinary item - gain on acquisition
 (less income tax of $807)                                       --                       1,567
                                                            ------------------------------------

Net earnings on common shares                               $   6,761    $  10,792    $   5,635
                                                            ===================================





        The accompanying notes are an integral part of these consolidated financial statements.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

--------------------------------------------------------------------------------



                                                                           YEARS ENDED DECEMBER 31,
                                                               -------------------------------------------
                                                                   1999             2000            2001
                                                               -------------------------------------------
                                                                             (In thousands)

Basic earnings per common share:
Earnings from continuing operations before
    extraordinary item                                             $1.01            $0.16            $0.61
Earnings (loss) from discontinued operations                       (0.07)            1.40              --
Extraordinary item - (loss) on extinguishment of debt                --             (0.04)             --
Extraordinary item - gain on acquisition                             --               --              0.24
                                                               -------------------------------------------
 Basic earnings per common share                                   $0.94            $1.52            $0.85
                                                               ===========================================
Basic weighted average common shares outstanding               7,192,328        7,112,311        6,626,212
                                                               ===========================================
Diluted earnings per common share:
Earnings from continuing operations before
    extraordinary item                                             $0.92            $0.16            $0.61
Earnings (loss) from discontinued operations                       (0.05)            1.37              --
Extraordinary item - (loss) on extinguishment of debt                 --            (0.04)             --
Extraordinary item - gain on acquisition                              --               --             0.24
                                                               -------------------------------------------
   Diluted earnings per common share                               $0.87            $1.49            $0.85
                                                               ===========================================
Diluted weighted average common shares outstanding
 and equivalents                                               8,530,981        7,234,786        6,650,861
                                                               ===========================================





        The accompanying notes are an integral part of these consolidated financial statements.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------


                                                                       (In thousands)
                                                                                            ACCUMULATED
                                                                               RETAINED        OTHER
                                                       COMMON       PAID-IN    EARNINGS    COMPREHENSIVE
                                                       STOCK        CAPITAL    (DEFICIT)       LOSS       TOTAL
                                                      -----------------------------------------------------------

 Balance at December 31, 1998                         $ 27,338        $141    $    5,244     $(386)      $ 32,337

 Redemption of 6,017 shares of
      common stock                                         (41)         --            --        --            (41)

Exercise of 1,046 warrants in connection                    11          --            --        --             11
    with the initial public offering

Exercise of options under stock option plan                 62          --            --        --             62

Conversion of subordinated debt
  into 32,907 shares                                       453          --            --        --            453

Exercise of 15,000 warrants in connection
  with junior notes                                        170         (20)           --        --            150

Dividends paid on redeemable
  preferred stock                                           --          --           (61)       --            (61)

Net earnings                                                --          --         6,822        --          6,822

Equity adjustment from foreign currency
  translation                                               --          --            --       120            120
                                                      -----------------------------------------------------------
Balance at December 31, 1999                            27,993         121        12,005      (266)        39,853

Redemption of 625,823 shares of common
  stock                                                 (5,136)         --            --        --         (5,136)
Dividends paid on redeemable preferred
    stock                                                   --          --           (49)       --            (49)

Dividends paid on common stock                              --          --        (1,580)       --         (1,580)

Net earnings                                                --          --        10,841        --         10,841

Equity adjustment from foreign
  currency translation                                      --          --            --       (88)           (88)
                                                      ------------------------------------------------  ---------
Balance at December 31, 2000                            22,857         121        21,217      (354)        43,841

Redemption of 197,800 shares of common stock            (1,141)         --            --        --         (1,141)

Issuance of 53,030 shares of common stock in
  connection with NCE acquisition                          350          --            --        --            350

Issuance of 50,000 shares of common stock in
  connection with bond retirement                          715          --            --        --            715

Issuance of 13,332 shares of common stock as                --
  director compensation                                     90          --            --        --             90

Dividends paid on common stock                              --          --        (1,995)       --         (1,995)

Dividends paid on redeemable preferred stock                --          --           (27)       --            (27)

Net earnings                                                --          --         5,662        --          5,662

Equity adjustment from foreign currency translation         --          --            --      (114)          (114)
                                                      -----------------------------------------------------------
Balance at December 31, 2001                          $ 22,871    $    121    $   24,857  ($   468)      $ 47,381
                                                      ===========================================================






       The accompanying notes are an integral part of these consolidated financial statements

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

--------------------------------------------------------------------------------

                                                               YEARS ENDED DECEMBER 31,
                                                              1999      2000     2001
                                                                 (In thousands)
                                                             --------------------------
Net earnings                                                 $6,761    $10,792   $5,635

Other comprehensive income (loss), equity adjustment
 from foreign currency  translation, net of tax                 120        (88)    (114)
                                                             --------------------------
Comprehensive income                                         $6,881    $10,704   $5,521
                                                             ==========================







        The accompanying notes are an integral part of these consolidated financial statements.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------



                                                                              YEARS ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                            1999         2000       2001
                                                                         -------------------------------
                                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings from continuing operations before extraordinary items:   $  7,294    $  1,216    $  4,095
  Cash provided by (used in) operations:
  Interest expense                                                         1,239       1,203       1,519
  Depreciation of property, plant and equipment                            4,705       5,577       4,758
  Loss from unconsolidated entity                                             --          --         100
  Amortization of goodwill and intangibles                                 1,924       2,440       2,634
  Deferred income taxes                                                    1,277        (299)        357
  Loss (gain) on sale of fixed assets                                         --        (437)        221
CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF EFFECTS
  OF ACQUISITIONS
  (Increase) in accounts receivable                                         (330)     (2,061)    (15,018)
  (Increase) in inventories                                               (1,018)     (1,124)     (5,442)
  (Increase) decrease in prepaid expenses                                   (941)        507      (1,223)
  (Increase) in other assets                                                (649)       (281)       (184)
  Increase in accounts payable                                             2,284         207       9,980
  Increase (decrease) in income taxes payable                             (1,845)      1,702        (420)
  Increase (decrease) in accrued liabilities                              (3,341)        574        (958)
                                                                         -------------------------------

  Net cash provided by continuing operations                              10,599       9,224         419

  Net cash used in discontinued operations                               (23,432)       (115)         --
                                                                         -------------------------------
  Net cash provided by (used in) operating activities                    (12,833)      9,109         419
                                                                         -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net proceeds from sale of discontinued operations                           --      77,254          --
  Purchase of property, plant and equipment                              (12,350)    (10,236)     (8,701)
  Proceeds from sale of businesses                                          --          --        23,151
  Acquisitions of businesses, net of cash acquired                        (3,885)    (21,231)     (6,910)
  Proceeds from sale of fixed assets                                          --       1,660       2,475
  Other receivable                                                            --          --        (603)
                                                                         -------------------------------
  Net cash (used in) provided by investing activities                    (16,235)     47,447       9,412
                                                                         -------------------------------






        The accompanying notes are an integral part of these consolidated financial statements.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

--------------------------------------------------------------------------------


                                                               YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                           1999        2000        2001
                                                        --------------------------------
                                                                  (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayments of notes payable - related parties            (1,672)     (5,000)         --
 Proceeds from issuance of common stock                      243          --       1,155
 Redemption of redeemable preferred stock                   (187)       (113)       (150)
 Redemption of common stock                                  (41)     (5,136)     (1,141)
 Redemption of convertible subordinated debentures            --      (6,376)     (1,105)
 Dividends paid on preferred stock                           (61)        (49)        (27)
 Dividends paid on common stock                               --      (1,580)     (1,995)
 Payments on long-term debt                                 (780)     (5,301)       (300)
 Net proceeds (payments) on note payable to bank          31,321     (32,507)     (6,302)
                                                        --------------------------------
 Net cash provided by (used in) financing activities      28,823     (56,062)     (9,865)
 Effect of exchange rate changes on cash                     120         (88)       (114)
                                                        --------------------------------
 Net (decrease) increase in cash and cash equivalents       (125)        406        (148)
 Cash and cash equivalents at beginning of period            810         685       1,091
                                                        --------------------------------
 Cash and cash equivalents at end of period             $    685    $  1,091    $    943
                                                        ================================

SUPPLEMENTAL CASH FLOW DISCLOSURE
 Cash Paid For:
    Interest                                            $  9,268    $  3,188    $  2,948
                                                        --------------------------------
    Taxes (net of refunds)                                 2,230       4,633       1,569
                                                        --------------------------------
 Fair value of assets acquired, including goodwill
     in 1999 and 2000                                      5,189      33,625      15,910
 Liabilities assumed                                      (1,304)    (11,169)     (9,389)
 Debt issued                                                  --      (1,225)         --
 Stock issued                                                 --          --         350
                                                        --------------------------------
 Cash paid                                                 3,885      21,231       6,171
                                                        ================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
    During 1999, $.472 million of debentures were converted into Common Stock of the Company at $14.3125 per common share, at the election of debenture holders as provided under terms of the debentures.

    During 1999, 2000 and 2001, the Company issued $1.24 million, $1.1 million and $1.0 million of convertible subordinated debentures as payment of interest expense.

    During 2001, $1.105 million of convertible subordinated debentures were repurchased of which part of the purchase price consisted of 50,000 shares of the Company's Common Stock.

    During 2001, 53,030 shares of the Company's Common Stock were issued in connection with the purchase of NCE.

        The accompanying notes are an integral part of these consolidated financial statements.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 2000 AND 2001

--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
  ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements as of December 31, 2001 and for the years ended December 31, 1999 and 2000, include Noble International, Ltd. and its wholly-owned subsidiaries, Noble Component Technologies ("NCT"); Monroe Engineering Products, Inc. ("Monroe"), Cass River Coating, Inc. (dba Vassar Industries, "Vassar"), Skandy Corp. ("Skandy"), Utilase Production Process, Inc. ("UPP"), Noble Metal Forming, Inc. ("NMF"), Noble Metal Processing, Inc. ("NMP"), Noble Land Holdings, Inc. ("Land Holdings"), Noble Canada, Inc. ("Noble Canada"), Noble Canada II, Inc. ("Noble Canada II"), Tiercon Plastics, Inc. (formerly Triam Plastics, Inc.) ("TPI"), Tiercon Coatings, Inc. (formerly Centrifugal Coaters, Inc.) ("TCI") and Noble Metal Processing Midwest, Inc. (formerly H&H Steel Processing Company, Inc.) ("NMPM"), Noble Canada Holdings Limited ("NCH"), Noble Canada Holdings II Ltd. ("NCHII"), Noble Components & Systems, Inc. ("NCS"), Noble Manufacturing Group, Inc. ("NMG"), (formerly Noble Technologies, Inc.), Noble Metal Processing Canada, Inc. ("NMPC"), Noble Metal Processing -- Kentucky, LLC ("NMPK"), Noble Logistic Services, Inc. ("NLS"), Noble Logistic Services, Inc. (formerly Assured Transportation & Delivery, Inc. and Central Transportation & Delivery, Inc.) ("NLS-CA"), Noble Logistic Services, Inc. (formerly Dedicated Services, Inc.) ("NLS-TX"), Pro Motorcar Products, Inc. ("PMP"), Pro Motorcar Distribution, Inc. ("PMD") and Tiercon Industries, Inc. ("Tiercon") (collectively, "Noble" or the "Company") from the date of acquisition to the date of disposition, if applicable. The accompanying consolidated financial statements as of and for the year ended December 31, 2001 also include Noble Construction Equipment, Inc. ("NCE") (formerly Construction Equipment Direct, Inc. ("CED")). The terms "Noble" or the "Company" also include NCE.

On February 16, 2001 the Company completed the sale of NMPM and NMF. On December 19, 2001 the Company completed the acquisition of NCE and the subsequent acquisition of Eagle Picher Industries, Inc.'s construction equipment division.

All significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

Noble is a holding company, which through its subsidiaries, manufactures a variety of components and provides design, engineering, assembly and other services to the automotive and heavy equipment industries, same day delivery services to a variety of industries, and the distribution of tooling components and paint measurement gauges. The Company's Automotive Group provides laser welding, blanking and forming, slitting, cutting and storage products and services. The Company's Heavy Equipment Group designs and manufactures various sub assemblies and complete assemblies for the heavy equipment industry. The Company's Logistics Group provides same day delivery services to a variety of industries. The Company's Distribution Group is a distributor of tooling components and paint and coatings related gauges. The principal markets for its products and services are the United States and Canada.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 2000 AND 2001

--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (CONTINUED)

     SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

     REVENUE RECOGNITION

Revenue is recognized when product is shipped or services are rendered.

     CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, all investments with maturities of less than three months are considered to be cash equivalents.

     INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.

     UNBILLED CUSTOMER TOOLING

The costs to manufacture and supply customer-owned tooling are recorded as unbilled tooling costs when incurred. Amounts incurred are charged to cost of sales and revenue is recognized when the tooling is shipped and billed to customers. Provision for losses are provided at the time management anticipates cost to exceed anticipated customer reimbursements.

     Property, Plant, and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided for using the straight line and accelerated methods over the estimated useful lives of the assets, which range from 5 to 39 years for buildings and improvements and 3 to 10 years for machinery and equipment. Expenditures for maintenance and repairs are charged to expense as incurred. The Company capitalizes interest cost associated with construction in progress. Capitalized interest costs in 1999, 2000 and 2001 were $0.61 million, $1.3 million and $0.4 million respectively.

     Goodwill and Covenants Not to Compete

Goodwill is the excess of cost over the fair value of net assets acquired and through December 31, 2001 was amortized over a 20-year period on the straight-line method. On January 1, 2002 the Company was required to implement Statement of Financial Accounting Standards (SFAS) Statement No. 142 "Goodwill and Other Intangible Assets." Under SFAS 142 goodwill and other intangible assets are no longer amortized. As required under SFAS 142 management will regularly evaluate the carrying value of businesses and determine if any impairment exists. Amortization of goodwill and intangibles was $2.6 million in 2001. Covenants not to complete are amortized over the life of the agreement, typically three to five years.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 2000 AND 2001

--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews the realization of long-lived assets, including goodwill, based on an evaluation of remaining useful lives and the current and expected future profitability and cash flows related to such assets.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying value of these instruments approximates their estimated fair value based upon rates and terms available for instruments of similar characteristics.

     USE OF ESTIMATES

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FOREIGN CURRENCY TRANSLATION

The accounts of the foreign subsidiaries have been translated from its functional currency to the U.S. dollar. Such translation adjustments are not included in income, but are accumulated directly in a separate component of stockholders' equity.

     EARNINGS PER SHARE

Basic earnings per share exclude dilution and are computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 2000 AND 2001

--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During the year ended December 31, 2000, the Company had options and warrants outstanding of 190,750 and 340,508, respectively, which were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

The following tables reconcile the numerator and denominator to calculate basic and diluted earnings on common shares before extraordinary items and discontinued operations for the years ended December 31, 1999, 2000 and 2001 (in thousands, except share and per share amounts):


                                                          EARNINGS BEFORE
                                                         EXTRAORDINARY ITEM     SHARES             PER SHARE
                                                            (NUMERATOR)      (DENOMINATOR)         AMOUNTS
                                                          ---------------------------------------------------
YEAR ENDED DECEMBER 31, 1999
Basic earnings per common share:
   Earnings from continuing operations on
    common shares before extraordinary item               $   7,233            7,192,328             $   1.01
  Effect of dilutive securities:
    Contingently issuable shares                                 --               35,092                   --
    Convertible preferred stock                                  --              137,938                (0.02)
    Convertible debentures                                      645            1,005,938                (0.05)
    Underwriters warrants                                        --               10,852                   --
    Warrants in connection with junior
     subordinated notes                                          --                6,170                   --
    Employee warrants                                            --               18,203                   --
    Stock options                                                --              124,460                (0.02)
                                                          ---------------------------------------------------
  Earnings from continuing operations
    per common share assuming dilution                    $   7,878            8,530,981             $   0.92
                                                          ===================================================
YEAR ENDED DECEMBER 31, 2000
  Basic earnings per common share
    Earnings from continuing operations on
     common shares before extraordinary item              $   1,167            7,112,311             $   0.16
  Effect of dilutive securities
    Contingently issuable shares                                 --               35,092                   --
    Stock options                                                --               87,383                   --
                                                          ---------------------------------------------------
  Earnings from continuing operations
    per common share assuming dilution                    $   1,167            7,234,786             $   0.16
                                                          ===================================================
YEAR ENDED DECEMBER 31, 2001
  Basic earnings per common share
  Earnings from continuing operations on
    common shares before extraordinary item               $   4,068            6,626,212             $   0.61
  Effect of dilutive securities
    Contingently issuable shares                                 --               22,987                   --

    Stock options                                                --                1,662                   --
                                                          ---------------------------------------------------
  Earnings from continuing operations
    per common share assuming dilution                    $   4,068            6,650,861             $   0.61
                                                          ===================================================

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 2000 AND 2001

--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     NEW ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". The new standard requires one model of accounting for long-lived assets to be disposed of and broadens the definition of discontinued operations to include a component of a segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a significant impact on its financial position or results of operations.

         In July 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued effective for all fiscal quarters of fiscal years beginning after December 15, 2001. SFAS 142 establishes criteria for the recognition of intangible assets and their useful lives. It also results in the ceasing of the amortization of goodwill and requires companies to test goodwill for impairment on an annual basis. The Company is required to adopt SFAS 142 on January 1, 2002. The Company is currently evaluating the impact of SFAS 142 will have on its financial condition and results of operations. The Company expects that it will no longer record approximately $2.6 million of amortization associated with its $41.9 million of goodwill and intangible assets.

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


NOTE B -- SALE OF PLASTICS AND COATINGS SEGMENT

On January 11, 2000 the Company completed the sale of all of the outstanding capital stock of its subsidiary, Noble Canada, including Noble Canada's wholly owned subsidiary Tiercon (the sale of Noble Canada and Tiercon is hereinafter referred to as the "Tiercon Sale"). In addition, as part of the Tiercon Sale, the Company through its wholly owned subsidiary NCS, sold all of the outstanding capital stock of NCS's wholly owned subsidiaries Vassar and NCT, collectively "Noble Canada", Tiercon, Vassar and NCT comprise all of the operating companies previously classified as the Company's plastics and coatings industry segment.

The sales price for Noble Canada, Tiercon, Vassar and NCT was $83.8 million in cash, plus the conversion of 137,938 shares of the preferred stock of Noble Canada into Common Stock of Noble

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 2000 AND 2001

--------------------------------------------------------------------------------

NOTE B -- SALE OF PLASTICS AND COATINGS SEGMENT (CONTINUED)

Canada (the preferred shares of Noble Canada were convertible into Common Stock of the Company). The Company retained certain real property previously owned by Vassar, valued at approximately $0.839 million, and $1.8 million of accounts receivable of Tiercon. Condensed financial information relating to discontinued operations and net assets of discontinued operations held for sale is as follows (in thousands):

NOTE B - SALE OF PLASTIC AND COATINGS SEGMENT

                                                           DECEMBER 31,
Net assets of discontinued operations held for sale;           1999
                                                            --------
 Current assets                                             $ 31,272
 Property, plant and equipment, net                           33,122
 Other assets                                                 23,741
                                                            --------
 Total assets                                                 88,135
                                                            --------
 Current maturities of long term debt                            309
 Other current liabilities                                    15,303
 Long term debt, excluding current maturities                    821
 Preferred stock of subsidiaries                               1,308
 Other liabilities                                             3,184
                                                            --------
  Total liabilities                                           20,925
                                                            --------
 Net assets of discontinued operations held for sale          67,210
                                                            ========

Results of operations:
 Net sales                                                  $ 72,559
 Gross profit                                                 11,836
 Operating expenses                                            7,784
 Operating income                                              4,052
 Net (loss)                                                 $   (472)




NOTE C - INVENTORIES


The major components of inventories were as follows (in thousands):

                                       DECEMBER 31,
                                     2000        2001
                                    -----------------
Raw materials and purchased parts   $ 2,615   $14,047
Work in process                         629     2,367
Finished goods                        3,440     3,906
Unbilled customer tooling             1,501       175
                                    -----------------
                                    $ 8,185   $20,495
                                    =================

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 2000 AND 2001

--------------------------------------------------------------------------------



NOTE D -- PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):



                                                                   DECEMBER 31,
                                                                 2000        2001
                                                              ---------------------

        Buildings and improvements                             $14,721      $14,285
        Machinery and equipment                                 47,887       37,162
        Furniture and fixtures                                   3,740        2,504
                                                              ---------------------
                                                                66,348       53,951
        Less accumulated depreciation and amortization          21,755       14,193
                                                              ---------------------
                                                                44,593       39,758
        Land                                                     1,129        1,055
        Construction in process                                 12,951        6,176
                                                              ---------------------
                                                               $58,673      $46,989
                                                              =====================




NOTE E -- OTHER ASSETS

Other assets consisted of the following (in thousands):

                                                            DECEMBER 31,
                                                         2000        2001
                                                        -----------------
Note receivable - SET Enterprises, Inc. (See Note I)       --     $ 7,000
Accrued interest - SET Enterprises, Inc. (See Note I)      --         333
Notes Receivable - other                                    518       839
Deferred financing costs - net                            1,106       632
Deposits and other                                        1,005     1,552
                                                        -----------------
                                                        $ 2,629   $10,356
                                                        =================



NOTE F -- LINE OF CREDIT AND LONG-TERM DEBT

The Company maintains a syndicated secured bank revolving credit facility (the "Credit Facility") of $50 million at December 31, 2001. At December 31, 2001, the Company had borrowed $0.7 million more than the Credit Facility limit, with the permission of the lender. The Credit Facility was increased to $52.5 million in March 2002 and expires in July 2002. The Company is in active negotiations with its lender and believes it has the ability and intent to renew its credit facility on similar terms. The Credit Facility is collateralized by substantially all the assets of the Company. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing and provides the Company with borrowing options. Borrowing options include a Eurocurrency rate or a base rate (the

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 2000 AND 2001

--------------------------------------------------------------------------------


NOTE F - LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)

bank's prime lending rate). Advances under the Credit Facility bore interest at an effective rate of 8.0% and 4.7% as of December 31, 2000 and 2001, respectively. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on consolidations, mergers and sales of assets, and bank approval on acquisitions in excess of $25 million. In addition, the Company is guarantor of $10.0 million of SET Enterprises, Inc. debt related to its purchase of NMF and NMPM. As of the date of this report, the Company believes that the guarantee will not be called by the lender.

The Company has, from time to time been in violation of certain of its financial debt ratio covenants and covenants relating to the issuance of preferred stock and the payment of preferred and common stock dividends, requiring it to obtain waivers of default from its lenders. As of December 31, 2001, the Company is in compliance with all of its debt covenants under the Credit Facility.

On July 31, 1998 and concluding August 10, 1998 the Company closed a private offering of 6% Convertible Subordinated Debentures (the "Debentures") for gross proceeds of $20.76 million. The proceeds were used to reduce the amount of outstanding advances under the Credit Facility. The Debentures mature on July 31, 2005 and interest is payable on January 31 and July 31 of each year; provided, however, that for the first three years, in lieu of cash interest, additional Debentures were issued. During the years ended December 31, 1999, 2000, and 2001 the Company issued $1.2 million, $1.1 million and $1.0 million, respectively, in additional debentures as payment of interest. The Debentures are unsecured obligations of the Company which may be redeemed by the Company during the six months beginning January 31, 2000 at 110% of the principal amount (plus accrued interest) and at 107.5%, 104.5%, 102.5%, 101% and 100.5% during each 12 month period following. Commencing November 30, 1998, the Debentures became convertible into Common Stock at $14.3125 per share (subject to adjustment). Beginning January 31, 2004 and on each July 31 and January 31 thereafter, the Company is required to redeem for cash 25% of the outstanding principal amount of the Debentures through the maturity date. During 2001, the Company redeemed $1.1 million of debentures for $0.35 million in cash and 50,000 shares of the Company's Common Stock. Offering costs of $1.114 million are being amortized over seven years. The unamortized balance of offering costs is $0.452 million at December 31, 2001 and is included in other assets.

On December 16, 1998 and concluding December 22, 1998 the Company closed a private offering of Junior Subordinated Notes (the "Junior Notes"), together with 105,000 warrants to purchase shares of Common Stock of the Company at an exercise price of $10.00 per share expiring on the maturity date, for gross proceeds of $3.5 million with $.141 million, or $1.34 per share, attributable to the warrants. The proceeds were used to reduce the Credit Facility. The Junior Notes have not been registered under the Securities Act of 1933 and were sold to qualified investors as part of a private offering pursuant to Regulation D of a maximum of $10 million in principal amount of Junior Notes. The Junior Notes are unsecured obligations of the Company which may be redeemed by the Company upon five days prior notice without penalty or premium. The Junior Notes mature on December 1, 2003 and interest is payable on June 1 and December 1 of each year at a stated rate of 7% and an effective rate of 8%. Offering costs of $.199 million are being amortized over five years. The unamortized balance of offering costs is $0.075 million at December 31, 2001 and is included in other assets.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 2000 AND 2001

--------------------------------------------------------------------------------


NOTE F - LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)

      Long-term debt consisted of the following (in thousands):

                                                                                 2000        2001
                                                                            -------------------------
      Credit Facility                                                          $52,523     $50,752

      Other Notes, payable in monthly installments
      totaling $7,985 with interest
      rates ranging from 6% to 25.5% maturing
      through September, 2005                                                      390         92

      Economic Development Revenue Bonds, City of Lawrence,
      Indiana.  With floating monthly interest rate (approximately 3.5%
      at December 31, 2001).  Principal payments of $125,000 and
      interest are due in semi-annual installments through August 2005.          1,250       1,000

      6% Convertible Subordinated Debentures due  2005                          16,252      16,110

      7% Junior Subordinated Debentures due 2003                                 3,359       3,439

                                                                            -------------------------
                                                                                73,774      71,393
      Less current maturities                                                      420      51,035
                                                                            -------------------------
                                                                               $73,354     $20,358
                                                                            =========================


To aggregate maturities of long-term debt by year as of December 31, 2001 are as follows (in thousands):



                                 2002         $  51,035
                                 2003             3,748
                                 2004             8,305
                                 2005             8,305
                                 2006                 0
                                              ---------

                                              $  71,393
                                              =========



NOTE G -- COMMITMENTS AND CONTINGENCIES

The Company leases buildings and equipment under operating leases with unexpired terms ranging from a month-to-month basis to ten years. Rent expense for all operating leases were (in thousands), approximately $1,401, $1,624 and $2,457 for the years ended December 31, 1999, 2000 and 2001, respectively.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 2000 AND 2001

--------------------------------------------------------------------------------

NOTE G -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

The future minimum lease payments under these operating leases are as follows (in thousands):

                 YEAR ENDED
                DECEMBER 31,
                ---------------------------
                    2002           $5,228
                    2003            4,426
                    2004            4,134
                    2005            4,028
                    2006            3,919
                Thereafter         11,624
                                  -------
                                  $33,359
                                  =======


The Company expects minimum rent payments of approximately $1.2 million per year for the period 2002 through 2012 related to the sublease of a portion of one of the Company's manufacturing facilities to a third party. The Company is not a party to any legal proceedings other than routine litigation incidental to its business, none of which would have a material adverse impact on the Company's financial position or results from operations.


NOTE H - INCOME TAXES

The components of earnings from continuing operations before income taxes and extraordinary items for 1999, 2000 and 2001 are as follows (in thousands):

                        1999            2000           2001
                      ---------------------------------------
United States         $ 8,456         $ (110)       $ 5,239
      Foreign           3,073          2,522          1,661
                      ---------------------------------------
                      $11,529         $2,412        $ 6,900
                      ---------------------------------------




Income taxes have been charged to continuing operations as follows:


                                               DECEMBER 31,
                                1999              2000                 2001
                               ---------------------------------------------
                                              (in thousands)
Current
 Federal                       $2,752            $1,418               $1,236
 State and local                  206                77                   31
                               ---------------------------------------------
                                2,958             1,495                1,267
 Deferred federal               1,277              (299)               1,592
 Deferred state                     -                 -                  (54)
                               ---------------------------------------------
                               $4,235            $1,196               $2,805
                               =============================================

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 2000 AND 2001

--------------------------------------------------------------------------------

NOTE H -- INCOME TAXES (CONTINUED)

A reconciliation of the actual federal income tax expense to the expected amounts computed by applying the statutory tax rate to earnings from continuing operations before income taxes and extraordinary items is as follows:


                                                           December 31,
                                                1999           2000             2001
                                              ----------------------------------------
                                                          (in thousands)
Expected federal income tax                   $ 3,920         $   820         $ 2,360
Gain on sale of subsidiaries                       --              --           1,054
Foreign tax credit utilization                     --              --            (855)
Difference in Canadian statutory rates            141              50            (235)
Nondeductible items                               117             328             452
State taxes                                       206              77             (23)
Other, net                                       (149)            (79)             52
                                              ----------------------------------------
Actual income tax expense                     $ 4,235         $ 1,196         $ 2,805
                                              ========================================

The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 2000 and 2001 are as follows:


                                                            2000                         2001
                                                 -------------------------------------------------------
                                                  DEFERRED       DEFERRED        DEFERRED      DEFERRED
                                                   ASSETS      LIABILITIES        ASSETS     LIABILITIES
                                                 -------------------------------------------------------
                                                                     (in thousands)
Depreciation and amortization                         --         $ 3,294              --        $ 2,777
Accrued expenses not currently deductible          1,566             (64)            506            (65)
State net operating loss carryovers                  144              --              54             --
                                                 -------------------------------------------------------
                                                   1,710           3,230             560          2,712
Less: valuation allowance                           (144)             --              --             --
                                                 -------------------------------------------------------
                                 Total           $ 1,566         $ 3,230         $   560        $ 2,712
                                                 =======================================================

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Realization of the Company's deferred tax assets is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 2000 AND 2001

--------------------------------------------------------------------------------

NOTE I - RELATED PARTY TRANSACTIONS

At December 31, 1999, the Company had an unsecured term note payable to the Chief Executive Officer of the Company in the amount of $5 million with interest at the annual rate of 12%. This note was repaid in its entirety during 2000.

On February 15, 2001, the Company repurchased 160,000 shares of its Common Stock from its Chief Executive Officer for $880,000 in cash.

As of December 31, 2001, the Company, related to its relationship with SET, has a note receivable due from SET consisting of a $7.0 million, 12% note due in 2003 including accrued interest of $0.33 million. The note subordinates to SET's senior debt and interest payments are dependent upon compliance with covenants of its senior debt. In addition, the Company has an account receivable due from SET in the amount of $2.1 million related to the arrangement of financing, management fees and expenses paid on the behalf of SET.

NOTE J - SIGNIFICANT CUSTOMERS

For the year ended December 31, 2001 one customer accounted for 18% of net sales. The Company had two customers that accounted for 27% of net sales in 2000 and one customer that accounted for 46% of net sales in 1999.

NOTE K -- ACQUISITIONS AND DISPOSITIONS

JEBCO MANUFACTURING, INC.

The Company purchased certain assets of Jebco Manufacturing, Inc. ("JEBCO") on August 31, 1999 for $4.086 million in cash resulting in goodwill of $2.612 million. The results of operating the purchased assets from August 31, 1999 forward are included in the accompanying financial statements. Proforma information is not presented as the results of Jebco for the period from January through August 1999 were not significant.

DSI HOLDINGS, INC.

The Company purchased all of the outstanding stock of DSI (the "DSI Acquisition") on July 20, 2000 for $20.9 million in cash and 148,422 shares of the Company's putable Common Stock. The DSI Acquisition was accounted for as a purchase, and, accordingly, the results of operations of DSI from July 20, 2000 forward are included in the accompanying financial statements.

In connection with the acquisition of DSI the Company issued 148,422 shares of Common Stock putable to the Company at $13.00 per share in 25% increments beginning December 31, 2001. During 2001, the Company retired 14,666 shares in exchange for certain assets of DSI. During January 2002, the Company repurchased 33,996 shares for $0.4 million.

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

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 2000 AND 2001

--------------------------------------------------------------------------------

NOTE K -- ACQUISITIONS AND DISPOSITIONS (CONTINUED)

PRO MOTORCAR PRODUCTS, INC. AND PRO MOTORCAR DISTRIBUTION, INC.

The Company purchased the assets of PMP and PMD on December 16, 2000 for $1.1 million and $0.35 million, respectively. The results of operations from December 16, 2000 through December 31, 2000 were not significant.

NOBLE METAL FORMING, INC., NOBLE METAL PROCESSING -- MIDWEST, INC. AND S.E.T. STEEL, INC

On February 16, 2001, the Company acquired a 49% interest in S.E.T. Steel, Inc. ("SET") for $3.0 million (the "SET Acquisition"). SET is a Qualified Minority Business Enterprise, providing metal processing services to original equipment manufacturers ("OEMs"). Contemporaneously with the SET Acquisition, the Company, through its wholly owned subsidiary Noble Manufacturing Group, Inc. ("NMG") formerly known as Noble Technologies, Inc. sold all of the capital stock of NMPM and NMF to SET for $27.2 million (the "SET Sale"). On February 16, 2001, the Company received a note for $27.2 million due June 14, 2001. On June 28, 2001, SET completed bank financing of its purchase of NMF and NMPM and repaid the $27.2 million note to the Company with $24.7 million in cash and a $4.0 million, 12% subordinated note due in 2003. In addition, the Company is guarantor of $10.0 million of SET's senior debt. During the quarter ended September 30, 2001, SET repurchased the Company's 49% interest for $3.0 million. The Company received a $3.0 million, 12% subordinated note due in 2003. (Note I)

CONSTRUCTION EQUIPMENT DIRECT, INC.

The Company purchased 81% of the outstanding capital stock of NCE on December 18, 2001 for $0.35 million in cash and stock valued at $0.35 million along with a call option to purchase the remaining capital stock of NCE. The stock was valued based on the closing price of the Company's Common Stock on December 12, 2001. On December 19, 2001, NCE purchased certain assets and assumed certain liabilities of Eagle-Picher Industries, Inc.'s construction equipment division for $6.1 million in cash plus certain post-closing working capital adjustments to be determined within 180 days of the purchase. The Company completed these transactions as a vehicle to leverage its manufacturing capabilities. In addition, as part of the transaction, the Company has agreed to purchase approximately $2.3 million of inventory used in the production of NCE's products from Eagle Picher Industries, Inc. On December 21, 2001 the Company exercised its call option and acquired the remaining capital stock of NCE. In connection with the purchase, the Company recognized an after-tax extraordinary gain of $1.6 million. This gain was the result of the implementation of SFAS No. 141, "Business Combinations" which requires the excess of the fair value of acquired net assets over the cost associated with an acquisition to be recognized as an extraordinary gain in the period in which the transaction occurs. The results of operations from December 14, 2001 forward are included in the accompanying financial statements.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 2000 AND 2001

--------------------------------------------------------------------------------

NOTE K -- ACQUISITIONS AND DISPOSITIONS (CONTINUED)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. At the date of this report, the final allocation of the purchase price of the assets acquired and liabilities assumed is not complete.

                              AT DECEMBER 14, 2001
                                 (in thousands)

Current assets                       $15,910
Property, plant and equipment             --
                                     -------
   Total assets acquired              15,910
Current liabilities                    9,389
                                     -------
  Net assets acquired                $ 6,521
                                     =======

The following unaudited consolidated results of operations for the years ended December 31, 1999, 2000 and 2001 is presented as if the ATD, CTD and DSI acquisitions had been made effective on January 1, 1999, and the acquisition of NCE and the sale of NMPM and NMF had been made effective on January 1, 2000. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred at the stated dates or the future results of combined operations.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 2000 AND 2001

--------------------------------------------------------------------------------

                                                                                 1999             2000            2001
                                                                                 ----             ----            ----
Net sales                                                                   $   138,848      $   188,238     $   198,755

Earnings from continuing operations before extraordinary item                     7,972              758           4,871

Earnings (loss) from discontinued operations                                       (472)           9,929              --

Earnings (loss) from extraordinary item                                              --            1,263              --

Net earnings                                                                      7,500           11,950           4,871

Earnings per share from continuing operations before extraordinary item
  Basic                                                                            1.11             0.11            0.75
  Diluted                                                                          0.94             0.10            0.75

Earnings per share from discontinued operations
  Basic                                                                           (0.07)            1.40              --
  Diluted                                                                         (0.07)            1.37              --

Earnings per share before extraordinary item
  Basic                                                                            1.04             1.50            0.75
  Diluted                                                                          0.89             1.48            0.75

Earnings per share
  Basic                                                                            1.04             1.68            0.75
  Diluted                                                                          0.89             1.65            0.75


                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 2000 AND 2001

--------------------------------------------------------------------------------

NOTE L -- REDEEMABLE PREFERRED STOCK

On April 1, 1997, the Company authorized 150,000 shares of its Series A, 10% cumulative Preferred Stock. During 1998, the Company issued 7,375 shares of its Series A, 10% cumulative Preferred Stock pursuant to the conversion of an equivalent number of NMF preferred shares. The Preferred Stock is redeemable at the option of the holder at par value plus accrued dividends. There were 2,500 shares issued and outstanding at December 31, 2001 and 4,000 shares issued and outstanding at December 31, 2000.

NOTE M -- STOCKHOLDERS' EQUITY

In connection with the private offering of Junior Notes, (Note F), the Company issued 105,000 warrants to purchase shares of Common Stock of the Company at an exercise price of $10.00 per share or a cashless exercise pursuant to a formula stipulated which is based on the increase in the market price of the Company's Common Stock beyond $10.00 per share. The warrants are valued at $1.34 per share for an aggregate of approximately $141,000. The warrants are exercisable until expiration on December 1, 2003. In the event the warrants are exercised, the proceeds of the issuance of the Common Stock will be included in additional paid-in capital. At December 31, 2001, there were 90,000 warrants outstanding.

During 1999 the Company issued 152,200 warrants to purchase shares of Common Stock for the Company at exercise prices from $7.86 to $10.00 per share or a cashless exercise pursuant to a formula stipulated which is based on the increase in the market price of the Company's Common Stock beyond the exercise price per share. The warrants are exercisable until expiration, 120,000 warrants expiring on December 31, 2002, 15,000 warrants expiring on January 4, 2003 and 17,500 warrants expiring on April 1, 2003. In the event the warrants are exercised, the proceeds of the issuance of Common Stock will be included in additional paid in capital.

On January 27, 2000 the Board of Directors approved a stock repurchase program of up to $5.0 million of the Company's Common Stock which was subsequently increased on January 31, 2001 by an additional $5.0 million. Common Stock may be repurchased from time to time in the open market, depending upon market conditions in accordance with Securities and Exchange Commission Rules. The Company repurchased 625,823 shares of its Common Stock at a cost of $5.136 million during 2000 and 197,800 shares of its Common Stock at a cost of $1.1 million during 2001.

NOTE N -- INDUSTRY SEGMENTS

The Company classifies its operations into four industry segments based on types of products and services: automotive (NMPM, NMPK, NMPC, NMP, NMF, UPP and Land Holdings), Heavy Equipment (NCE) logistics (NLS-TX and NLS-CA) and distribution (Monroe, PMP and PMD). The Automotive Group provides a variety of laser welding, metal blanking, forming, slitting, cutting and die construction products and services utilizing proprietary laser weld and light die technology. The Heavy Equipment Group designs and manufactures sub assemblies and final assemblies of heavy equipment used primarily in the construction industry. The Logistics Group provides same day package delivery services to a variety of customers. The Automotive Group sells direct to automotive OEMs and Tier I suppliers. The Distribution Group sells tooling components, paint and coatings related products to end users as well as distributors. The Heavy Equipment Group sells direct to OEMs and through an established network of dealers.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 2000 AND 2001

--------------------------------------------------------------------------------

NOTE N - INDUSTRY SEGMENTS (CONTINUED)

Transactions between the automotive, heavy equipment, logistics and distribution segments are not significant and have been eliminated. Interest expense is allocated to each segment based on the segment's actual borrowings from the corporate headquarters, together with a partial allocation of corporate general and administrative expenses. Revenues from external customers are identified geographically based on the customer's shipping destination.

The Company's operations by business segment for the year ended December 31, 2001 follows (in thousands):

                                                                        HEAVY                                 SEGMENT
                                                        AUTOMOTIVE    EQUIPMENT    LOGISTICS   DISTRIBUTION    TOTALS
                                                        -------------------------------------------------------------
Revenues from external customers                         $ 70,769     $  2,180     $ 60,938      $  4,341     $138,228
Interest expense                                            2,234           --        2,309           120        4,663
Depreciation and amortization                               5,172           --        1,584           372        7,128
Segment profit pre tax                                      6,125          122       (2,384)          482        4,345
Segment assets                                             73,524       17,378       30,861         7,734      129,497
Expenditure for segment assets                              8,531           --           81            77        8,689

RECONCILIATION TO CONSOLIDATED AMOUNTS
EARNINGS
Total earnings from reportable segments                  $  4,345
Unallocated corporate headquarters income                   2,555
                                                         --------
Earnings before income taxes and extraordinary item      $  6,900
                                                         ========

ASSETS
Total assets for reportable segments                     $129,497
Corporate headquarters                                     27,442
                                                         --------
                           Total consolidated assets     $156,939
                                                         ========


                 OTHER SIGNIFICANT ITEMS
                                                        SEGMENT                      CONSOLIDATED
                                                         TOTALS        ADJUSTMENTS       TOTALS
                                                        -------        -----------   ------------
                 Interest expense                        $4,663           ($77)         $4,586
                 Expenditures for segment assets          8,689             12           8,701
                 Depreciation and amortization            7,128            264           7,392


                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 2000 AND 2001

--------------------------------------------------------------------------------


NOTE N -- INDUSTRY SEGMENTS (CONTINUED)

GEOGRAPHIC INFORMATION                                   LONG-LIVED
                                         REVENUES          ASSETS
                                         --------          ------
United States                            $122,681         $ 97,794
Canada                                     15,547            1,445
                                         --------         --------
                           Total         $138,228         $ 99,239
                                         ========         ========


The Company's operations by business segment for the year ended December 31, 2000 follows (in thousands):


                                                                       HEAVY                                             SEGMENT
                                                      AUTOMOTIVE     EQUIPMENT      LOGISTICS         DISTRIBUTION        TOTALS
                                                      ---------------------------------------------------------------------------
Revenues from external customers                       $  83,752          -         $  21,826         $      4,203     $ 109,781
Interest expense                                           5,846          -             1,143                  107         7,096
Depreciation and amortization                              6,769          -               676                  291         7,736
Segment profit pre tax                                     5,023          -              (731)                 933         5,225
Segment assets                                           100,879          -            32,620                7,892       141,391
Expenditure from segment assets                           10,632          -               347                  207        11,186

RECONCILIATION TO CONSOLIDATED AMOUNTS
EARNINGS
Total earnings for reportable segments                 $   5,225
Unallocated corporate headquarters income                 (2,813)
                                                       ---------
Earnings before income taxes and extraordinary item    $   2,412
                                                       =========

ASSETS
Total assets for reportable segments                   $ 141,391
Corporate headquarters                                 $   3,816
                                                       ---------
                    Total consolidated assets          $ 145,207
                                                       =========

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 2000 AND 2001

--------------------------------------------------------------------------------


NOTE N -- INDUSTRY SEGMENTS (CONTINUED)


OTHER SIGNIFICANT ITEMS

                                                     SEGMENT                             CONSOLIDATED
                                                      TOTALS         ADJUSTMENTS            TOTALS
                                                     ----------------------------------------------
Interest expense                                    $   7,096         ($  4,167)         $   2,929
Expenditures for segment assets                        11,186              (950)            10,236
Depreciation and amortization                           7,736               281              8,017


                                                                     LONG-LIVED
GEOGRAPHIC INFORMATION                               REVENUES           ASSETS
                                                     --------           ------
United States                                       $  91,784         $ 106,901
Canada                                                 15,568             1,920
Mexico                                                  2,179                --
Other                                                     250                --
                                                    ---------         ---------
                                      Total         $ 109,781         $ 108,821
                                                    =========         =========


The Company's operations by business segment for the year ended December 31, 1999 follows (in thousands):

                                                                           HEAVY                        SEGMENT
                                                        MANUFACTURING    EQUIPMENT   DISTRIBUTION        TOTALS
                                                        --------------------------------------------------------
Revenues from external customers                            $ 81,263         -         $  4,003         $ 85,266
Interest income                                                    4         -               --                4
Interest expense                                               5,276         -              181            5,457
Depreciation and amortization                                  5,889         -              286            6,175
Segment profit pre tax                                         8,825         -            1,011            9,836
Segment assets                                                95,184         -            6,631          101,815
Expenditure for segment assets                                12,275         -               47           12,322

RECONCILIATION TO CONSOLIDATED AMOUNTS
EARNINGS
Total earnings for reportable segments                      $  9,836
Unallocated corporate headquarters income                      1,693
                                                            --------
Earnings before income taxes and
  extraordinary item                                        $ 11,529
                                                            ========

ASSETS
Total assets for reportable segments                        $101,815
Net assets of discontinued operations held for sale         $ 67,210
Corporate headquarters                                      $  5,780
                                                            --------
                     Total consolidated assets              $174,805
                                                            ========

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 2000 AND 2001

--------------------------------------------------------------------------------


NOTE N -- INDUSTRY SEGMENTS (CONTINUED)


OTHER SIGNIFICANT ITEMS

                                                    SEGMENT                          CONSOLIDATED
                                                     TOTALS        ADJUSTMENTS          TOTALS
                                                    ---------------------------------------------
Interest expense                                    $  5,457         ($ 3,638)         $  1,819

Expenditures for segment assets                       12,322               28            12,350

Depreciation and amortization                          6,175              454             6,629

GEOGRAPHIC INFORMATION                                             LONG-LIVED
                                                    REVENUES         ASSETS
                                                    -------------------------
United States                                       $ 69,152         $ 77,276

Canada                                                14,689            2,068

Mexico                                                 1,352               --

Other                                                     73               --
                                                    -------------------------
                                      Total         $ 85,266         $ 79,344
                                                    =========================

NOTE O -- EMPLOYEE BENEFIT PLANS

The Company has a deferred compensation plan for substantially all employees of the Company. Company contributions are voluntary and are established as a percentage of each participant's salary. Company contributions to the deferred compensation plan were (in thousands) $271, $323 and $320 in 1999, 2000 and 2001, respectively.

In 1997, the Company adopted a stock option plan which provides for the grant of non-qualified stock options to employees, officers, directors, consultants and independent contractors; as well as for the grant to employees of qualified stock options (the "Stock Option Plan"). The Plan has a ten-year term. Under the 1997 plan, 700,000 shares of the Company's common shares have been reserved for issuance.

The Stock Option Plan is administered by the Compensation Committee of the Board of Directors, which has the authority, subject to certain limitations, to grant options and to establish the terms and conditions for vesting and exercise thereof. The exercise price of incentive stock options may be no less than the fair market value of the common stock on the date of grant. The exercise price of non-qualified options is required to be no less than 85% of the fair market value of the common stock on the date of grant. The terms of the options may not exceed ten years from the date of grant.

In 2001, the Board of Directors adopted, and the stockholders approved, the 2001 Stock Incentive Plan (the "Stock Incentive Plan"). The purpose of the Stock Incentive Plan is to advance the interests of the Company and its subsidiaries to attract and retain persons of ability to perform services for the Company and its subsidiaries by providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement by the Company of its economic objectives.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 2000 AND 2001

--------------------------------------------------------------------------------

NOTE O -- EMPLOYEE BENEFIT PLANS (CONTINUED)

The Stock Incentive Plan is administered by the Board of Directors, which has the authority to, subject to certain limitations, make grants and modify the Stock Incentive Plan. Currently, the Stock Incentive Plan allows for the issuance of up to 400,000 shares of the Company's Common Stock. In connection with the plan, 16,041 shares of Common Stock were issued in 2001. These shares have a two-year trading restriction.

The Company accounts for the Stock Option and Stock Incentive Plans (the "Plans") under APB Opinion No. 25, "Accounting for Stock Issued To Employees," and related interpretations. Accordingly, no compensation cost has been recognized under the Plans. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS Statement No. 123, "Accounting for Stock Based Compensation," the Company's net earnings and earnings per share would have been reduced to the proforma amounts indicated below for the years ended December 31, 1999, 2000 and 2001 (in thousands, except per share data):


                                                      1999           2000           2001
                                                    -----------------------------------------
Net earnings
                                 As reported         $6,761        $10,792         $5,635
                                 Pro forma           $6,219        $10,431         $5,397

Basic earnings per share
                                 As reported          $0.94          $1.52          $0.85
                                 Pro forma            $0.87          $1.47          $0.82

Diluted earnings per share       As reported          $0.87          $1.49          $0.85
                                 Pro forma            $0.80          $1.44          $0.82



A summary of the status of the Stock Option Plan as of December 31, 2001, and the changes during the years ended December 31, 1999, 2000 and 2001 is presented below:

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 2000 AND 2001

--------------------------------------------------------------------------------

NOTE O -- EMPLOYEE BENEFIT PLANS (CONTINUED)

                                                                     WEIGHTED
                                                    SHARES        EXERCISE PRICE
                                                    ------        --------------
Outstanding 12/31/98 (0 exercisable)                301,250          $    6.14
Granted                                             234,750          $   11.14
Exercised                                           (10,000)         $    6.23
Forfeited                                           (50,000)         $    6.23
                                                   --------

Outstanding 12/31/99 (42,500 exercisable)           476,000          $    8.60
Granted                                             199,000          $    6.61
Exercised                                                --                 --
Forfeited                                          (103,500)         $   10.19
                                                   --------

Outstanding 12/31/00 (152,250 exercisable)          571,500          $    7.61
Granted                                              60,500          $    6.45
Exercised                                                --                 --
Forfeited                                           (94,500)         $    8.83
                                                   --------

Outstanding 12/31/01 (250,500 exercisable)          537,500          $    7.27

Options exercisable as of December 31, 2000 were 152,250 shares at an average exercise price of $8.03. The range of prices was $6.05 to $13.55. Options exercisable as of December 31, 2001 were 250,500 shares at an average exercise price of $7.77. The range of exercise prices were $4.78 to $13.55. The weighted average contractual life of options outstanding at December 31, 2001 was 2.7 years.

Fair values of options granted were determined using the Black-Scholes option pricing model based on the assumptions of 6.5%, 5.9% and 3.0% risk-free interest rate for 1999, 2000 and 2001 no dividend yield, expected life of 5 years and expected volatility of 53.28%, 57.47% and 93.02% for 1999, 2000 and 2001,
respectively. The weighted average fair value of options granted were $10.08, $5.29 and $3.91 during 1999, 2000 and 2001, respectively.

NOTE P -- EXTRAORDINARY ITEM

During 2000, the Company extinguished $6.376 million of its 6% convertible debentures for an agreed upon amount of $6.411 million. In addition, the Company wrote off $.304 million in deferred financing costs, net of income taxes.

In connection with the acquisition of NCE, the Company recognized an after-tax gain of $1.567 million. This gain was the result of the implementation of SFAS Statement No. 141, "Business Combinations" which requires the excess of the fair value of acquired net assets over the cost associated with an acquisition to be recognized as an extraordinary gain in the period in which the transaction occurs.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 2000 AND 2001

--------------------------------------------------------------------------------

NOTE Q -- RESTRUCTURING CHARGE

During the fourth quarter of 2000, the Company recorded a $3.938 million restructuring charge for its planned plant consolidation program within the Company's Automotive Group. The charge is included in accrued liabilities and is a component of selling, general and administrative expense. The charge includes approximately $1.2 million for the carrying costs of owned facilities to be sold and expenses related to exiting leases. The charge also includes approximately $2.3 million for the write-off of leasehold improvements within leased facilities and the write-down of owned facilities to reflect anticipated market values.

During 2001, the Company revised its estimate of the carrying cost and market value related to certain real estate held for sale. Accordingly, the Company reduced its restructuring reserve by $0.7 million. At December 31, 2001, $1.5 million remained in the restructuring reserve and relates mainly to lease obligations on vacated property, repairs to vacated property and real estate that is being marketed for sale.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 2000 AND 2001

--------------------------------------------------------------------------------

NOTE R -- UNAUDITED QUARTERLY RESULTS OF OPERATIONS (IN THOUSANDS EXCEPT PER SHARE DATA)


QUARTER ENDED                                    DECEMBER 31,       SEPTEMBER 30,            JUNE 30,          MARCH 31,
                                                         2001                2001                2001              2001
                                                 -----------------------------------------------------------------------
  Net Sales                                        $   42,915          $   35,218          $   32,572          $ 27,523

  Cost of sales                                        34,542              27,809              24,634            20,488
                                                 -----------------------------------------------------------------------
  Gross profit                                     $    8,373          $    7,409          $    7,938          $  7,035
                                                 =======================================================================
  Net earnings (loss) applicable to common
      stock                                        $    1,425          $    1,720          $    1,119             ($196)
                                                 =======================================================================

Basic earnings (loss) per common share
  Continuing operations                            $     0.21          $     0.26          $     0.17            ($0.03)

  Extraordinary item                                     0.24                  --                  --                --
                                                   $     0.45          $     0.26          $     0.17            ($0.03)
                                                 =======================================================================
Diluted earnings (loss) per common share

  Continuing operations                            $     0.21          $     0.26          $     0.17            ($0.03)

  Extraordinary item                                     0.24                  --                  --                --
                                                 -----------------------------------------------------------------------
                                                   $     0.45          $     0.26          $     0.17            ($0.03)
                                                 =======================================================================

QUARTER ENDED                                    DECEMBER 31,       SEPTEMBER 30,            JUNE 30,          MARCH 31,
                                                         2001                2001                2001              2001
                                                 -----------------------------------------------------------------------
  Net Sales                                        $   35,126          $   26,320          $   23,271          $ 25,064

  Cost of sales                                        28,234              20,311              16,118            17,013
                                                 -----------------------------------------------------------------------
  Gross profit                                     $    6,892          $    6,009          $    7,153          $  8,051
                                                 =======================================================================

  Net earnings (loss) applicable to common
   stock                                              ($3,272)             ($647)         $    1,726          $  2,294
                                                 =======================================================================
Basic earnings (loss) per common share

  Continuing operations                                ($0.48)         $     0.06          $     0.23          $   0.32

  Extraordinary item                                                         0.01                                 (0.06)

  Discontinued operations                                                   (0.16)                                 1.53
                                                 -----------------------------------------------------------------------
                                                       ($0.48)             ($0.09)         $     0.23          $   1.79
                                                 =======================================================================
Diluted earnings (loss) per common share

  Continuing operations                                ($0.49)         $     0.06          $     0.23          $   0.29

  Extraordinary item                                                         0.01                                 (0.05)

  Discontinued operations                                                   (0.16)                                 1.42
                                                 -----------------------------------------------------------------------
                                                       ($0.49)             ($0.09)         $     0.23          $   1.66
                                                 =======================================================================


                                    PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated by reference from the information under the caption "Item 1: Election of Directors" in the 2002 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

         Incorporated by reference from the information under the captions "Executive Compensation and Other Information," "Report of the Compensation Committee on Executive Compensation" and "Performance Graph" in the 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated by reference from the information under the captions "Voting Rights and Requirements" and "Common Stock Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference from the information under the caption "Certain Transactions" in the 2002 Proxy Statement.

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

              10.67++++ Asset Purchase Agreement among Monroe Engineering,
                        Products, Inc., Pro Motor Products, Inc. and John Pfanstiehl dated December 16, 2000.

              10.68# Stock Purchase Agreement among Noble International, Ltd., S.E.T. Steel, Inc., and Sid E. Taylor dated February 16, 2001.

              10.69# Stock Purchase Agreement among Noble International, Ltd. Noble Technologies, Inc., Noble Metal Processing, Inc. and S.E.T. Steel, Inc. dated February 16, 2001.

              10.70## Stock Purchase Agreement among Noble Automotive Group, David J. Langevin and James P. Patton dated December 19, 2001.

              10.71## Asset Purchase Agreement among Construction Equipment Direct, Inc. and Eagle-Picher Industries, Inc. dated December 19, 2001.

              21.1      Subsidiaries of the Registrant.

              23.1      Consent of Deloitte and Touche, LLP.

              23.2      Consent of Grant Thornton, LLP.

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

## Incorporated herein by reference to the Company's current report on Form 8K filed January 3, 2002.

(b) Reports on Form 8-K.

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2002
NOBLE INTERNATIONAL, LTD.


By:  /S/ ROBERT J. SKANDALARIS                                         By:  /S/ DAVID V. HARPER
   ------------------------------------------------------                 -----------------------------------------
       Robert J. Skandalaris, Chief Executive Officer                     David V. Harper, Chief Financial Officer


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

/S/ ROBERT J. SKANDALARIS                                       March 30, 2002
-----------------------------------------------------
Robert J. Skandalaris, Chairman of the
Board and Chief Executive Officer
(Principal Executive Officer)

/S/ MARK T. BEHRMAN                                             March 30, 2002
-----------------------------------------------------
Mark T. Behrman, Director

/S/ VAN CONWAY                                                  March 30, 2002
-----------------------------------------------------
Van Conway, Director

/S/ LEE M. CANAAN                                               March 30, 2002
-----------------------------------------------------
Lee M. Canaan, Director

/S/ STUART I. GREENBAUM                                         March 30, 2002
-----------------------------------------------------
Stuart I. Greenbaum, Director

/S/ DANIEL J. MCENROE                                           March 30, 2002
-----------------------------------------------------
Daniel J. McEnroe, Director

/S/ JONATHAN P. RYE                                             March 30, 2002
-----------------------------------------------------
Jonathan Rye, Director

/S/ THOMAS L. SAELI                                             March 30, 2002
-----------------------------------------------------
Thomas L. Saeli, Director

/S/ ANTHONY R. TERSIGNI                                         March 30, 2002
-----------------------------------------------------
Anthony R. Tersigni, Director

                                 Exhibit Index
                                 -------------





Exhibit No.             Description
-----------             -----------
21.1                    Subsidiaries of the Registrant.

23.1                    Independent Auditor's Consent.

23.2                    Consent of Independent Certified Public Accountants