Form 10-Q
period 2002-03-31
NOBLE INTERNATIONAL LTD
filed 2002-05-15
CIK 1034258

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT   OF 1934

For the quarterly period ended March 31, 2002

                                       OR

[ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------

Commission File Number:   001-13581
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

                      28213 Van Dyke Road, Warren, MI 48093
                      -------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (586) 751-5600
                                 --------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares of the registrant's common stock, $.001 par value, outstanding as of March 31, 2002 was 6,808,415.

                            NOBLE INTERNATIONAL, LTD.
                                 FORM 10-Q INDEX

This report contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and is subject to the safe harbor created by that section. Statements regarding future operating performance, new programs expected to be launched and other future prospects and developments are based upon current expectations and involve certain risks and uncertainties that could cause actual results and developments to differ materially. Potential risks and uncertainties include such factors as demand for the company's products, pricing, the company's growth strategy, including its ability to consummate and successfully integrate future acquisitions, industry cyclicality, fuel prices and seasonality, the company's ability to continuously improve production technologies, activities of competitors and other risks detailed in the company's Annual Report on Form 10-K for the year ended December 31, 2001 and other filings with the Securities and Exchange Commission.


                                                                                                                PAGE
PART I - FINANCIAL INFORMATION....................................................................................3

ITEM 1. FINANCIAL STATEMENTS......................................................................................3

        CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2002
        (UNAUDITED) AND DECEMBER 31, 2001.........................................................................3

        CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED) FOR THE
        THREE MONTH PERIOD ENDED MARCH 31, 2002 AND 2001..........................................................4

        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE
        THREE MONTH PERIOD ENDED MARCH 31, 2002 AND 2001..........................................................5

        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
        FOR THE THREE PERIOD ENDED MARCH 31, 2002 AND 2001........................................................6

        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS........................................................7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS....................................................................................11

   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................14


PART II - OTHER INFORMATION......................................................................................15

   ITEM 1.   LEGAL PROCEEDINGS...................................................................................15

   ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...........................................................15

   ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.................................................................15

   ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................15

   ITEM 5.       OTHER INFORMATION...............................................................................15

   ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K................................................................15

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)



                                                             MARCH 31,    DECEMBER 31,
ASSETS                                                        2002           2001
                                                          -----------    ------------
CURRENT ASSETS
  Cash and cash equivalents                                 $     643       $     943
  Accounts receivable, trade                                   32,165          32,556
  Inventories                                                  19,954          20,495
  Prepaid expenses and other assets                             2,886           3,200
  Deferred income taxes                                           506             506
                                                            ---------       ---------

  Total Current Assets                                         56,154          57,700
PROPERTY, PLANT AND EQUIPMENT, NET                             47,965          46,989
OTHER ASSETS
  Goodwill                                                     40,754          40,755
  Covenants not to compete                                      1,076           1,139
  Other                                                        10,818          10,356
                                                            ---------       ---------
  Total Other Assets                                           52,648          52,250
                                                            ---------       ---------
                                                            $ 156,767       $ 156,939
                                                            =========       =========

LIABILITIES AND EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                      $     267       $  51,035
  Accounts payable                                             26,092          21,231
  Accrued liabilities                                           8,185          12,823
  Income taxes payable                                            826            --
                                                            ---------       ---------

  Total Current Liabilities                                    35,370          85,089

LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES                   49,898             809
CONVERTIBLE SUBORDINATED DEBENTURES                            16,110          16,110
JUNIOR SUBORDINATED NOTES                                       3,447           3,439
DEFERRED INCOME TAXES                                           2,658           2,658
PUTABLE COMMON STOCK                                             --             1,203
REDEEMABLE PREFERRED STOCK                                       --               250
STOCKHOLDERS' EQUITY
  Preferred stock, $100 par value, 10% cumulative,
  authorized 150,000 shares                                      --              --
  Paid-in capital - warrants, $10 per common share
    exercise price, 90,000 warrants outstanding                   121             121
  Common stock, $.001 par value, authorized 20,000,000
    shares, issued 7,617,632 and 7,519,186
    shares in 2002 and 2001, respectively                      23,953          22,871
  Retained earnings                                            25,921          24,857
  Accumulated comprehensive loss                                 (711)           (468)
                                                            ---------       ---------
                                                               49,284          47,381
                                                            ---------       ---------
                                                            $ 156,767       $ 156,939
                                                            =========       =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
             (UNAUDITED, IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                      ----------------------------------
                                                          2002                    2001
                                                      ----------              ----------
Net sales
    Products                                          $   38,902                $ 13,145
    Services                                              16,092                  14,378
                                                      ----------                --------
Total sales                                               54,994                  27,523
Cost of sales
    Products                                              32,924                   9,208
    Services                                              12,744                  11,280
                                                      ----------                --------
Total cost of sales                                       45,668                  20,488

Gross margin                                               9,326                   7,035

Selling, general and
  administrative expenses                                  6,213                   5,414
                                                      ----------                --------
Operating income                                           3,113                   1,621

Income from unconsolidated affiliate                        --                        50

Other Income (expense)
    Interest income                                          244                     514
    Interest expense                                        (818)                 (1,205)
    Other, net                                              --                       515
                                                      ----------                --------
                                                            (574)                   (176)

                                                      ----------                --------
Earnings (loss) before income taxes                        2,539                   1,495
Income tax expense                                           919                   1,672
                                                      ----------                --------
Earnings (loss) before preferred stock dividends           1,620                    (177)
Preferred stock dividends                                     10                      19

                                                      ----------                --------
EARNINGS (LOSS) ON COMMON SHARES                           1,610                    (196)

BASIC EARNINGS (LOSS) PER COMMON SHARE:               $     0.24                $  (0.03)

DILUTED EARNINGS (LOSS) PER COMMON SHARE              $     0.23                $  (0.03)

DIVIDENDS DECLARED AND PAID                           $    0.080                $  0.075



Basic weighted average common shares outstanding       6,729,905               6,704,478
Diluted weighted average common shares outstanding     6,986,368               6,704,478

   The accompanying notes are an integral part of these financial statements

                            NOBLE INTERNATIONAL, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                  ---------------------------------
                                                                                    2002                    2001
                                                                                  ---------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                             $ 1,620                $  (177)
  Adjustments to reconcile net earnings (loss) to
    net cash provided by (used in) operations
        Interest paid in kind                                                           8                    475
        Loss on sale of assets                                                          6
        Depreciation of property, plant and equipment                               1,349                  1,188
        Amortization of intangible assets                                              64                    418
        Deferred income taxes                                                        --                     (958)

  Changes in operating assets and liabilities
        (Increase) decrease in accounts receivable                                    402                 (2,157)
        (Increase) decrease in inventories                                            541                   (648)
        (Increase) decrease in prepaid expenses                                       323                   (819)
        Decrease in other assets                                                       58                    167
        Increase (decrease) in accounts payable                                     4,861                 (1,414)
        Increase in income taxes payable                                              817                  2,345
        Increase (decrease) in accrued liabilities                                 (4,638)                   369
                                                                                  -------                -------

                Net cash provided by (used in) operations                           5,411                 (1,211)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                        (3,046)                (1,440)

  Proceeds from sale of property, plant and equipment                                 704

  Investment in SET                                                                  --                   (3,000)
  Increase in other long term assets                                                 (520)                  (941)
                                                                                  -------                -------
          Net cash (used in) investing activities                                  (2,862)                (5,381)

CASH FLOWS FROM FINANCING ACTIVITIES

  Redemption of common stock                                                          (31)                (1,042)
  Dividends paid                                                                     (550)                  (527)
  Redemption of preferred stock of subsidiary                                        (250)                   (75)
  Payments on long-term debt                                                         (157)                  (251)
  Net borrowings (repayments) on note payable to bank                              (1,618)                 7,854
                                                                                  -------                -------

                Net cash provided by (used in) financing activities                (2,606)                 5,959

Effect of exchange rate changes on cash                                              (243)                  (151)
                                                                                  -------                -------

                        Net decrease in cash                                         (300)                  (784)

Cash at beginning of period                                                           943                  1,091
                                                                                  -------                -------

Cash at end of period                                                             $   643                $   307
                                                                                  =======                =======

SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for:
    Interest                                                                      $   990                $   625
                                                                                  =======                =======
    Taxes                                                                         $  --                  $  --
                                                                                  =======                =======


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           NOBLE INTERNATIONAL, LTD.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                           (UNAUDITED, IN THOUSANDS)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           --------------------------
                                                             2002             2001
                                                           --------         ---------
Net earnings (loss)                                        $ 1,610          $ (196)


Other comprehensive income (loss),
  equity adjustment from foreign currency translation,
  net of tax                                               $  (243)           (151)
                                                           -------          ------

Comprehensive income (loss), net of tax                    $ 1,367          $ (347)
                                                           =======          ======


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

The accompanying consolidated financial statements as of March 31, 2002 and for the year ended December 31, 2001, include Noble International, Ltd. and its wholly-owned subsidiaries, Noble Component Technologies ("NCT"); Monroe Engineering Products, Inc. ("Monroe"), Skandy Corp. ("Skandy"), Noble Metal Forming, Inc. ("NMF"), Noble Metal Processing, Inc. ("NMP"), Noble Land Holdings, Inc. ("Land Holdings"), and Noble Metal Processing-Midwest, Inc. (formerly H&H Steel Processing, Inc.) ("NMPM"), Noble Manufacturing Group, Inc. ("NMG"), (formerly Noble Technologies, Inc.), Noble Metal Processing Canada, Inc. ("NMPC"), Noble Metal Processing -- Kentucky, LLC ("NMPK"), Noble Logistic Services, Inc. ("NLS"), Noble Logistic Services, Inc. (formerly Assured Transportation & Delivery, Inc. and Central Transportation & Delivery, Inc.) ("NLS-CA"), Noble Logistic Services, Inc. (formerly Dedicated Services, Inc.) ("NLS-TX"), Pro Motorcar Products, Inc. ("PMP"), Pro Motorcar Distribution, Inc. ("PMD") and Noble Construction Equipment, Inc. ("NCE") (formerly Construction Equipment Direct, Inc. ("CED")), (collectively, "Noble" or the "Company") from the date of acquisition to the date of disposition, if applicable.

Results for interim periods should not be considered indicative of results for a full year. The December 31, 2001 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form10-K for the year ended December 31, 2001.

In February 2002, the market price requirement of 107,452 shares of the Company's putable common stock that was issued in connection with the acquisition of Dedicated Services, Inc. in 2000 was met, resulting in the put option expiring. Therefore, common stock was reclassified from long-term debt to stockholders' equity.

Basic earnings per share are based upon the weighted average number of shares outstanding during each quarter. Diluted earnings per share assumes the exercise of common stock options and warrants when dilutive and the impact of restricted stock.

NOTE B--INVENTORIES


Inventories at March 31, 2002 and December 31, 2001 consisted of the following (in thousands):

                                                                MARCH 31,                DECEMBER 31,
                                                                  2002                      2001
                                                                  ----                      ----
        Raw materials and purchased parts                $           14,088           $       14,047
        Work in process                                               1,965                    2,367
        Finished goods                                                3,901                    3,906
        Unbilled customer tooling                                      -                         175
                                                         ------------------           --------------
                                                         $           19,954           $       20,495
                                                         ==================           ==============

NOTE C--INDUSTRY SEGMENTS

The Company classifies its operations into three industry segments based on types of products and services: automotive (NMPK, NMPC, NMP, NMPM, NMF and Land Holdings), heavy equipment (NCE) and logistics (NLS-TX, NLS-CA, Monroe, PMP and
PMD). The automotive group provides a variety of laser welding, metal blanking and die construction products and services utilizing proprietary laser weld and light die technology. The heavy equipment group designs and manufactures sub assemblies and final assemblies of heavy equipment used primarily in the construction industry. The logistics group provides same day package delivery services to a variety of customers and sells tooling components, paint and coatings related products to end users as well as distributors. The automotive group sells direct to automotive OEMs and Tier I suppliers. The heavy equipment group sells direct to OEMs and through an established network of dealers.

Transactions between the automotive, heavy equipment and logistics segments are not significant and have been eliminated. Interest expense is allocated to each segment based on the segment's actual borrowings from the corporate headquarters, together with a partial allocation of corporate general and administrative expenses. Revenues from external customers are identified geographically based on the customer's shipping destination.

The Company's operations by business segment for the three months ended March 31, 2002 follows (in thousands):

                                                                  HEAVY                         SEGMENT
                                              AUTOMOTIVE        EQUIPMENT      LOGISTICS         TOTALS
                                              ----------------------------------------------------------
Revenues from external customers               $ 26,211         $ 11,615        $ 17,168        $ 54,994
Interest expense                                    368               92             473             933
Depreciation and amortization                     1,255             --                60           1,315
Segment profit pre tax                            2,056              297             285           2,638
Segment assets                                   80,462           18,473          39,271         138,206
Expenditures for segment assets                   2,842               36              32           2,910


RECONCILIATION TO CONSOLIDATED AMOUNTS
EARNINGS
Total earnings for reportable segments         $  2,638
Unallocated corporate headquarters loss             (99)
                                               --------
Earnings before income taxes                   $  2,539
                                               ========

ASSETS
Total assets for reportable segments           $138,206
Corporate headquarters                           18,561
                                               --------
Total consolidated assets                      $156,767
                                               ========

OTHER SIGNIFICANT ITEMS

                                                 SEGMENT               CONSOLIDATED
                                                 TOTALS   ADJUSTMENTS    TOTALS
                                               ------------------------------------
Interest expense                               $   933     $ (115)       $  818
Expenditures for segment assets                  2,910        136         3,046
Depreciation and amortization                    1,315         98         1,413


GEOGRAPHIC INFORMATION                                   LONG-LIVED
                                       REVENUES            ASSETS
                                       --------          ----------
United States                          $50,977            $87,374
Canada                                   3,971              1,345
Other                                       46                -
                                       -------            -------
Total                                  $54,994            $88,719
                                       =======            =======

The Company's operations by business segment for the three months ended March 31, 2001 follows (in thousands):

                                                                   HEAVY                        SEGMENT
                                                 AUTOMOTIVE      EQUIPMENT   LOGISTICS          TOTALS
                                                 -------------------------------------------------------
Revenues from external customers                 $  11,916         -        $  15,607         $  27,523
Interest expense                                       785         -              692         $   1,477
Depreciation and amortization                        1,140         -              268         $   1,408
Segment profit pre tax                                 531         -             (744)        $    (213)
Segment assets                                      59,101         -           39,737         $  98,838
Expenditures for segment assets                      1,213         -               68         $   1,281

RECONCILIATION TO CONSOLIDATED AMOUNTS
EARNINGS
Total earnings for reportable segments           $    (213)
Unallocated corporate headquarters income            1,708
                                                 ---------
Earnings before income taxes and
  extraordinary item                             $   1,495
                                                 =========


ASSETS
Total assets for reportable segments             $  98,838
Corporate headquarters                           $  45,459
                                                 ---------
Total consolidated assets                        $ 144,297
                                                 =========

OTHER SIGNIFICANT ITEMS

                                        SEGMENT                   CONSOLIDATED
                                        TOTALS       ADJUSTMENTS    TOTALS
                                       ----------------------------------------
Interest expense                       $1,477        $ (272)        $1,205
Expenditures for segment assets         1,281           160          1,441
Depreciation and amortization           1,612            (6)         1,606


GEOGRAPHIC INFORMATION                                         LONG-LIVED
                                                   REVENUES      ASSETS
                                                 -------------------------
United States                                    $   25,325    $   87,364
Canada                                                2,159         1,720
Other                                                    39            -
                                                 ------------------------
Total                                            $   27,523    $   89,084
                                                 ========================

NOTE D -- RESTRUCTURING RESERVE

The restructuring reserve of $3.9 million recorded in December 2000 which had a balance of $1.5 million at December 31, 2001 was reduced by $0.75 million during the quarter for lease costs incurred on vacated property and losses incurred in connection with the sale of certain real estate. The balance in the restructuring reserve at March 31, 2002 was $0.75 million and represents the expected costs associated with the repair of vacated leased facilities and real estate that is being marketed for sale. Resolution of these items is expected by December 31, 2002.


NOTE E -- ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the effects of this statement. The Company adopted this statement on January 1, 2002, and goodwill will no longer be amortized; however, tests for impairment will be performed annually or when a triggering event occurs. For the three months ended March 31, 2001, our reported net loss and basic and diluted loss per share were $0.2 million and $0.03 per share, respectively. Adjusted for the non-amortization provisions of SFAS No. 142, our reported net income and basic and diluted earnings per share would have been $0.1 million and $0.02 per share, respectively, resulting in an increase in earnings of $0.3 million, or $0.05 per share for the first quarter. The after-tax impact in 2002 of the non-amortization provisions of SFAS No. 142 is expected to be $0.5 million ($0.07 per share) for each of the succeeding three quarters.

A reconciliation of previously reported net income (loss) and earnings (loss) per share related to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

GOODWILL AND ADOPTION OF STATEMENTS NO. 142

(in thousands, except per share data)                           March 31,
                                                       ---------------------------
                                                            2002           2001
                                                       ---------------------------
Reported net income (loss)                             $      1,610     $     (196)
Add: Goodwill amortization, net of tax                           --            317
                                                       ---------------------------
Adjusted net income                                    $      1,610     $      121
                                                       ===========================

Reported basic earnings (loss) per share               $       0.24     $    (0.03)
Add: Goodwill amortization, net of tax                           --           0.05
                                                       ---------------------------
Adjusted basic earnings per share                      $       0.24     $     0.02
                                                       ===========================

Reported diluted earnings (loss) per share             $       0.23     $    (0.03)
Add: Goodwill amortization, net of tax                           --           0.05
                                                       ---------------------------
Adjusted diluted earnings per share                    $       0.23     $     0.02
                                                       ===========================

For the three months ended March 31, 2002 no goodwill or other intangible assets were acquired, impaired or disposed.

Covenants not to compete are amortized over the life of the agreement, typically three to ten years. Amortization expense for the three months ended March 31, 2002 and 2001 were $0.1 million and $0.1 million, respectively. Annual pre-tax amortization of covenants not to compete are estimated as follows:

             (in thousands)
             2003              $      285
             2004                     267
             2005                      76
             2006                      65
             2007                      65
             Thereafter               122

NOTE F--SUBSEQUENT EVENTS

On April 1, 2002, the Company converted its $7.6 million note receivable, including interest, from SET Enterprises ("SET") into preferred stock of SET. The preferred stock has no dividend, is non-voting and is redeemable at the Company's option in 2007. The Company agreed to convert the subordinated promissory note to preferred stock in order to assist SET in obtaining capital without appreciably decreasing the Company's repayment rights or jeopardize SET's minority status. Management believes that continued support of SET furthers the joint strategic objectives of the two companies.

On April 22, 2002 the Company completed a sale and leaseback transaction of it Shelbyville, KY facility to the Company's Chief Executive Officer. The sale price was $6.2 million. The sale price was the book value of the property. The proceeds of the transaction were used to reduce the Company's debt under its current credit facility.

On May 9, 2002 the Company's current credit facility was increased to a $60.0 million facility from $52.5 million. The credit facility expires in September 2002. The Company has a binding commitment from its lender on a new $60.0 million credit facility that will take effect in

September 2002 and will expire in 2005. Therefore, the Company has reclassified its current credit facility from current liabilities to long-term liabilities. The Credit Facility is secured by the assets of Noble and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for multi-currency loans. Borrowing options include a euro-currency rate or a base rate. Advances under the Credit Facility during the three months ended March 2002 bore interest at the rate of approximately 4.01% per annum. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $25 million. The Company is in compliance with the terms of the Credit Facility. The Company currently guarantees $10.0 million of SET Enterprises, Inc. senior debt. As of the date of this report, the Company does not believe the lender will call the guarantee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                  Net Sales. Net sales for the three months ended March 31, 2002 increased $27.5 million, or 99.8%, to $55.0 million from $27.5 million for the comparable quarter of 2001. The increase in sales is attributable to increased revenue from all operating segments. The automotive group increased sales by 120%. This increase was primarily the result of increased value-added sales resulting from the utilization of laser-welded components on more vehicle models and platforms. In addition, our automotive group's revenue was positively impacted by increased steel sales. The logistics group experienced increased sales of 10.0% as this group continues to execute its strategy. Sales were also positively impacted by the inclusion of the heavy equipment group, which was acquired in December 2001.

         Cost of Sales. Cost of sales increased by $25.2 million, or 123.0%, to $45.7 million for the three-month period ended March 31, 2002, from $20.5 million for the same period in 2001. This increase was primarily the result of increased steel sales within the automotive group. Steel is an increasing component of cost of sales as the automotive group transitions to a full service supplier from a toll processor. Cost of sales was also influenced by the inclusion of the heavy equipment group acquired in December 2001. The heavy equipment group has a higher cost of sales as a percentage of sales than our other operating segments. The logistics group experienced costs of sales consistent with historical results.

         Gross Margin. Gross margin increased $2.3 million, or 32.6%, to $9.3 million for the three months ended March 31, 2002 from $7.0 million for the comparable period of 2001. The increase was primarily the result of the inclusion of the heavy equipment group, as well as increased sales in the Company's other operating segments. As a percentage of sales gross margin decreased from 25.6% in the 2001 period to 17.0% in the 2002 period. The decrease in gross margin as a percentage of sales was primarily the result of increased steel sales within the automotive segment and the inclusion of the heavy equipment segment.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.8 million, or 14.8% to $6.2 million for the three-month period ended March 31, 2002 as compared to $5.4 million in the comparable period of 2001. This increase was primarily the result of the inclusion of the heavy equipment group, acquired in December 2001, partially offset by expense reductions in the logistics group. As a percentage of net sales, such expenses decreased to 11.3% for the three months ended March 31, 2002 from 19.7% for the three months ended March 31, 2001.

         Operating Profit. As a result of the foregoing factors, operating profit increased $1.5 million, or 92% to $3.1 million for the three-month period ended March 31, 2002 from $1.6 million for the same period in 2001. As a percentage of net sales, operating profit decreased slightly to 5.7% for the three months ended March 31, 2002 from 5.9% for the three months ended March 31, 2001.

         Interest Income. Interest income decreased 52.5% to $0.2 million for the period ended March 31, 2002 from $0.5 million for the same period in 2001. The decrease was the result of lower notes receivable balances related to the sale of a business in 2001.

         Interest Expense. Interest expense decreased 32.1%, to $0.8 million, for the three months ended March 31, 2002 from $1.2 million for the comparable quarter of the prior year. The reduction was the result of lower interest rates and, to a lesser extent lower borrowings.

         Income Tax Expense. Income tax expense for the three-month period ended March 31, 2002 decreased 42.6%, or $0.7 million, to $0.9 million from $1.6 million for the comparable period in 2001. This decrease was primarily the result of a one-time $1.1 million tax expense in the 2001 quarter related to a difference between the tax and book bases for a business sold.

         Net Earnings. As a result of the foregoing factors, net earnings from continuing operations for the three-month period ended March 31, 2002 increased to $1.6 million from a loss of $0.2 million for the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements have historically been satisfied through a combination of cash flows from operations, equipment financing, bank financing and loans from stockholders. The Company's working capital needs and capital equipment requirements have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. The anticipated increase in required working capital and capital equipment requirements are expected to be met from cash flow from operations, equipment financing and revolving credit borrowings.

         The Company generated cash from operations of $5.4 million for the three months ended March 31, 2002. Net cash provided by operations was primarily the result of net income, increased accounts payable, depreciation, amortization, income taxes payable, and decreased accounts receivable, inventories and prepaid expenses, partially offset by decreased accrued liabilities. Cash used investing activities of $2.9 million for the three months ended March 31, 2002 was primarily due to purchases of property, plant and equipment, partially offset by the sale of real estate. The Company used cash in financing activities of $2.6 million for the three months ended March 31, 2002 primarily for the reduction of senior debt and payment of dividends.

         In February 2002, one of the Company's customers, National Steel, Inc. filed for Chapter 11 Bankruptcy protection. The Company has a pre-petition account receivable in the amount of approximately $1.2 million. The Company is currently evaluating possible options for collection and therefore has not created a reserve for the possible uncollectible amounts of this receivable. The Company does not anticipate any loss of sales due to this event.

         The amount of the Company's revolving credit facility with Comerica Bank (the "Credit Facility") was $50.0 million at December 31, 2001, subsequently amended to a $60.0 million facility in May 2002. The Credit Facility expires in September 2002. The Company has a commitment from its lender on a new $60.0 million credit facility that will take effect in September 2002 and will expire in 2005. Therefore, the Company has reclassified its current Credit Facility from current liabilities to long-term liabilities. The Credit Facility is secured by the assets of Noble and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for multi-currency loans. Borrowing options include a euro-currency rate or a base rate. Advances under the Credit Facility during the three months ended March 31, 2002 bore interest at the rate of approximately 4.01% per annum. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $25 million. The Company is in compliance with the terms of the Credit Facility. The Company currently guarantees $10.0 million of SET Enterprises, Inc. senior debt. As of the date of this report, the Company does not believe the lender will call the guarantee.

         The liquidity provided by the Company's current credit facilities and committed credit facilities is expected to be sufficient to meet the Company's currently anticipated working capital and capital expenditure needs for at least 12 months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such 12 month period. In addition, the Company regularly reviews, as part of its business strategy, future growth through opportunistic acquisitions which may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, if any, the Company may be required to obtain additional debt or equity financing in connection with such future acquisitions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

INFLATION

         Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had a material effect on its business over the past two years.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 7.1% of the total revenues for the three months ended March 2002. The Company's primary foreign currency exposure is the Canadian Dollar and Mexican Peso. The Company manages its exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset.

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

           Inapplicable.

ITEM 5.    OTHER INFORMATION

           Inapplicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

           None

(b) The following report on Form 8-K was filed during the period ending March 31, 2002

         (i) Report on Form 8-K filed on January 3, 2002, concerning the purchase of Construction Equipment Direct, Inc. and the purchase of certain assets and assumption of certain liabilities of Eagle-Picher Industries, Inc.'s construction equipment division.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     NOBLE INTERNATIONAL, LTD.


Dated:  May 15, 2002                        By: /s/ David V. Harper
                                               ---------------------------------
                                                    David V. Harper,
                                                    Chief Financial Officer