Form 10-Q
period 2002-06-30
NOBLE INTERNATIONAL LTD
filed 2002-08-14
CIK 1034258

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ------------------

Commission File Number:   001-13581
                        --------------

                            NOBLE INTERNATIONAL, LTD.
                           --------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       38-3139487
--------------------------------                    ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)

                     28213 Van Dyke Road, Warren, MI 48093
                    ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (586) 751-5600
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---
         The number of shares of the registrant's common stock, $.001 par value, outstanding as of August 13, 2002 was 6,790,387.

                            NOBLE INTERNATIONAL, LTD.
                                 FORM 10-Q INDEX

This report contains statements (including certain projections and business trends) accompanied by such phrases as "assumes," "anticipates," "believes," "expects," "estimates," "projects," "will" and other similar expressions, that are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Statements regarding future operating performance, new programs expected to be launched and other future prospects and developments are based upon current expectations and involve certain risks and uncertainties that could cause actual results and developments to differ materially. Potential risks and uncertainties include such factors as demand for the company's products, pricing, the company's growth strategy, including its ability to consummate and successfully integrate future acquisitions, industry cyclicality, fuel prices and seasonality, the company's ability to continuously improve production technologies, activities of competitors and other risks detailed in the company's Annual Report on Form 10-K for the year ended December 31, 2001 and other filings with the Securities and Exchange Commission. These forward looking statements are made only as of the date hereof.


                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION...........................................................................3

   ITEM 1:  FINANCIAL STATEMENTS.........................................................................3
      Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001..................3
      Consolidated Statements of Income (unaudited) for the Three and Six Month Periods
      Ended June 30, 2002 and 2001.......................................................................4
      Consolidated Statements of Cash Flows (unaudited) for the Six Month Periods Ended
      June 30, 2002 and 2001.............................................................................5
      Consolidated Statements of Comprehensive Income (unaudited) for the Three and Six
      Month Periods Ended June 30, 2002 and 2001.........................................................6
      Notes to Consolidated Interim Financial Statements.................................................7
   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......14
   ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................16

PART II - OTHER INFORMATION.............................................................................18

   ITEM 1:  LEGAL PROCEEDINGS...........................................................................18
   ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS...................................................18
   ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.............................................................18
   ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................18
   ITEM 5:  OTHER INFORMATION...........................................................................18
   ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K............................................................18

                          PART I: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

                           NOBLE INTERNATIONAL, LTD.
                                  CONSOLIDATED
                                 BALANCE SHEETS
                                 (In thousands)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2002          2001
                                                              -----------  -----------
                                                              (unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                   $     666    $     943
   Accounts receivable, trade - net                               34,244       32,556
   Inventories                                                    20,791       20,495
   Prepaid expenses and other assets                               5,019        3,200
   Deferred income taxes                                             506          506
                                                               ---------    ---------
                                                                  61,226       57,700

PROPERTY, PLANT AND EQUIPMENT, NET                                46,617       46,989
OTHER ASSETS
   Goodwill                                                       40,755       40,755
   Covenants not to compete                                        1,013        1,139
   Other                                                          10,878       10,356
                                                               ---------    ---------
                                                                  52,646       52,250
                                                               ---------    ---------
   Total assets                                                $ 160,489    $ 156,939
                                                               =========    =========

LIABILITIES AND EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt                        $     256    $  51,035
   Accounts payable                                               23,220       21,231
   Accrued liabilities                                             7,885       12,823
   Income taxes payable                                            1,755            -
                                                               ---------    ---------
                                                                  33,116       85,089

LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES                      54,092          809
CONVERTIBLE SUBORDINATED DEBENTURES                               16,109       16,110
JUNIOR SUBORDINATED NOTES                                          3,454        3,439
DEFERRED INCOME TAXES                                              2,658        2,658
PUTABLE COMMON STOCK                                                   -        1,203
REDEEMABLE PREFERRED STOCK                                             -          250
STOCKHOLDERS' EQUITY
   Preferred stock, $100 par value,
      authorized 150,000 shares                                        -            -
   Paid-in capital - warrants, $10 per common share exercise
      price, 90,000 warrants outstanding                             121          121
   Common stock, $.001 par value, authorized 20,000,000
      shares, issued 7,627,400 and 7,519,186
      shares in 2002 and 2001, respectively                       23,953       22,871
   Retained earnings                                              27,335       24,857
   Accumulated comprehensive loss                                   (349)        (468)
                                                               ---------    ---------
   Total stockholders' equity                                     51,060       47,381
                                                               ---------    ---------
   Total liabilities and stockholders' equity                  $ 160,489    $ 156,939
                                                               =========    =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                            NOBLE INTERNATIONAL, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited, in thousands, except for per share amounts)


                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        JUNE 30,                     JUNE 30,
                                                               --------------------------    --------------------------
                                                                  2002           2001           2002           2001
                                                               -----------    -----------    -----------    -----------
Net sales
   Products                                                    $    43,801    $    17,317    $    82,703    $    30,462
   Services                                                         16,906         15,255         32,998         29,633
                                                               -----------    -----------    -----------    -----------
Total net sales                                                     60,707         32,572        115,701         60,095

Cost of sales
   Products                                                         36,405         12,752         69,329         21,960
   Services                                                         13,631         11,882         26,375         23,162
                                                               -----------    -----------    -----------    -----------
Total cost of sales                                                 50,036         24,634         95,704         45,122

Gross margin                                                        10,671          7,938         19,997         14,973

Selling, general and
   administrative expenses                                           6,873          5,235         13,086         10,649
                                                               -----------    -----------    -----------    -----------
Operating profit                                                     3,798          2,703          6,911          4,324

Loss from unconsolidated affiliate                                       -           (260)             -           (210)

Other income (expense)
   Interest income                                                     232            768            476          1,282
   Interest expense                                                   (702)        (1,415)        (1,520)        (2,620)
   Other, net                                                         (183)             5           (183)           520
                                                               -----------    -----------    -----------    -----------
                                                                      (653)          (642)        (1,227)          (818)
                                                               -----------    -----------    -----------    -----------
Earnings before income taxes                                         3,145          1,801          5,684          3,296
Income tax expense                                                   1,188            682          2,107          2,354
                                                               -----------    -----------    -----------    -----------
Earnings before preferred stock dividends                            1,957          1,119          3,577            942
Preferred stock dividends                                                -              -             10             19
                                                               -----------    -----------    -----------    -----------
NET EARNINGS ON COMMON SHARES                                  $     1,957    $     1,119    $     3,567    $       923
                                                               ===========    ===========    ===========    ===========


BASIC EARNINGS PER COMMON SHARE                                $      0.29    $      0.17    $      0.53    $      0.14

DILUTED EARNINGS PER COMMON SHARE                              $      0.28    $      0.17    $      0.51    $      0.14

DIVIDENDS PER SHARE DECLARED AND PAID                          $      0.08    $     0.075    $      0.16    $      0.15



Basic weighted average common shares outstanding                 6,773,880      6,609,455      6,740,327      6,634,571
Diluted weighted average common shares outstanding               7,019,985      6,640,896      6,968,549      6,665,137


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                            NOBLE INTERNATIONAL, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                  --------------------
                                                                    2002        2001
                                                                  --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                   $  3,577    $    942
   Adjustments to reconcile net earnings to
      net cash provided by operations
         Interest paid in kind                                           -         475
         Loss from unconsolidated entity                                 -         210
         Depreciation of property, plant and equipment               2,851       2,290
         Amortization of intangible assets                             333       1,333
         Deferred income taxes                                           -        (958)
         Gain on sale of property                                      (35)          -

   Changes in operating assets and liabilities
         Increase in accounts receivable                            (1,688)     (3,629)
         Increase in inventories                                      (296)     (2,183)
         Increase in prepaid expenses                               (1,819)       (303)
         Increase in other assets                                     (176)       (161)
         Increase in accounts payable                                1,989       2,684
         Increase (decrease) in income taxes payable                 1,755        (815)
         Increase (decrease) in accrued liabilities                 (4,938)      1,475
                                                                  --------    --------
            Net cash provided by operating activities                1,553       1,360

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment                        (9,368)     (4,381)
   Proceeds from sale of property, plant and equipment               6,924           -
   Long-term investments                                              (538)     (3,000)
   S.E.T. Industrities, Inc. Receivable                                  -      24,734
   Increase in other long term assets                                    -      (1,461)
                                                                  --------    --------
            Net cash provided (used in) investing activities        (2,982)     15,892

CASH FLOWS FROM FINANCING ACTIVITIES
   Redemption of common stock                                         (121)     (1,055)
   Capital lease payments                                              (48)        (39)
   Redemption of convertible subordinated debentures                    (1)          -
   Dividends paid                                                   (1,083)     (1,024)
   Redemption of preferred stock of subsidiary                        (260)        (75)
   Payments on long-term debt                                         (125)       (150)
   Net borrowings (repayments) on note payable to bank               2,677     (15,488)
                                                                  --------    --------
            Net cash provided by (used in) financing activities      1,039     (17,831)

Effect of exchange rate changes on cash                                113         (59)
                                                                  --------    --------
            Net decrease in cash                                      (277)       (638)

Cash at beginning of period                                            943       1,091
                                                                  --------    --------

Cash at end of period                                             $    666    $    453
                                                                  ========    ========


SUPPLEMENTAL CASH FLOW DISCLOSURE
   Cash paid for:
      Interest                                                    $  1,417    $  1,473
                                                                  ========    ========
      Taxes                                                       $      -    $  1,351
                                                                  ========    ========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                            NOBLE INTERNATIONAL, LTD.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (Unaudited, in thousands)



                                                     THREE MONTHS ENDED  SIX MONTHS ENDED
                                                          JUNE 30,          JUNE 30,
                                                     ------------------  ----------------
                                                        2002     2001     2002     2001
                                                     --------   ------   ------   -------
Net earnings                                           $1,957   $1,119   $3,567   $  923

Other comprehensive income (loss), equity adjustment
   from foreign currency translation, net of tax       $  362   $   92   $  119      (59)
                                                       ------   ------   ------   ------
Comprehensive income, net of tax                       $2,319   $1,211   $3,686   $  864
                                                       ======   ======   ======   ======


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

The accompanying consolidated financial statements as of June 30, 2002 and for the year ended December 31, 2001, include Noble International, Ltd. and its wholly-owned subsidiaries, Noble Component Technologies ("NCT"); Monroe Engineering Products, Inc. ("Monroe"), Skandy Corp. ("Skandy"), Noble Metal Forming, Inc. ("NMF"), Noble Metal Processing, Inc. ("NMP"), Noble Land Holdings, Inc. ("Land Holdings"), Noble Metal Processing-Midwest, Inc. (formerly H&H Steel Processing, Inc.) ("NMPM"), Noble Manufacturing Group, Inc. ("NMG"), (formerly Noble Technologies, Inc.), Noble Metal Processing Canada, Inc. ("NMPC"), Noble Metal Processing - Kentucky, LLC ("NMPK"), Noble Logistic Services, Inc. ("NLS"), Noble Logistic Services, Inc. (formerly Assured Transportation & Delivery, Inc. and Central Transportation & Delivery, Inc., collectively "NLS-CA"), Noble Logistic Services, Inc. (formerly Dedicated Services, Inc.) ("NLS-TX"), Pro Motorcar Products, Inc. ("PMP"), Pro Motorcar Distribution, Inc. ("PMD") and Noble Construction Equipment, Inc. ("NCE") (formerly Construction Equipment Direct, Inc. ("CED")), (collectively, "Noble" or the "Company") from the date of acquisition to the date of disposition, if applicable.

Results for interim periods should not be considered indicative of results for a full year. The December 31, 2001 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

In February 2002, the market price requirement of 107,452 shares of the Company's putable common stock that was issued in connection with the acquisition of Dedicated Services, Inc. in 2000 was met, resulting in the put option expiring. Therefore, the common stock was reclassified from long-term debt to stockholders' equity.

On April 1, 2002, the Company converted its $7.6 million note receivable, including interest, from SET Enterprises, Inc. ("SET") into preferred stock of SET. The preferred stock is non-voting and is redeemable at the Company's option in 2007. The Company agreed to convert the subordinated promissory note to preferred stock in order to assist SET in obtaining capital without appreciably decreasing the Company's repayment rights or jeopardize SET's minority status. Management believes that continued support of SET furthers the joint strategic objectives of the two companies.

On April 22, 2002, the Company completed a sale and leaseback transaction of its Shelbyville, KY facility to the Company's Chief Executive Officer. The sale price was $6.2 million which was equal to the book value of the property. The proceeds of the transaction were used to reduce the Company's debt under its current credit facility. The lease has a term of five years and provides for monthly rent of $70,000. The sale price and rent amount were determined by the estimated fair value of the property and estimated prevailing lease rates for similar properties. Although the

Company did not obtain an independent valuation of the property or the terms of the transaction, it believes the terms of the sale and leaseback were at least as favorable to Noble as terms that could have been obtained from an unaffiliated third party.

On May 9, 2002 the Company's current credit facility was increased to $60.0 million from $52.5 million. The credit facility expires in September 2002. The Company has a binding commitment from its lender on a new $60.0 million credit facility that will take effect in September 2002 and will expire in 2005. Therefore, the Company has reclassified its current credit facility from current liabilities to long-term liabilities.

On June 20, 2002 the Company filed a registration statement on Form S-2 concerning an offering of 3.5 million shares of its common stock. As of the date of this report, the registration statement has not been declared effective by the Securities and Exchange Commission.

Basic earnings per share are based upon the weighted average number of shares outstanding during each quarter. Diluted earnings per share assumes the exercise of common stock options and warrants when dilutive and the impact of restricted stock.



NOTE B--INVENTORIES

Inventories on June 30, 2002 and December 31, 2001 consisted of the following (in thousands):


                                         June 30, 2002    December 31, 2001
                                         -------------    -----------------
Raw materials and purchased parts           $15,756           $14,047
Work in process                               1,828             2,367
Finished goods                                3,207             3,906
Unbilled customer tooling                         -               175
                                            -------           -------
                                            $20,791           $20,495
                                            =======           =======




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

Transactions between the automotive, heavy equipment and logistics segments are not significant and have been eliminated in the statements. Interest expense is allocated to each segment based on the segment's actual borrowings from the corporate headquarters, together with a partial allocation of corporate general and administrative expenses. Revenues from external customers are identified geographically based on the customer's shipping destination.

The Company's operations by business segment and geography for three months ended June 30, 2002 follow (in thousands):




                                                         HEAVY                   SEGMENT
                                         AUTOMOTIVE    EQUIPMENT   LOGISTICS     TOTALS
                                         -----------------------------------------------
Revenues from external customers          $  30,072    $  12,572   $  18,063   $  60,707
Interest expense                                463          117         487       1,067
Depreciation and amortization                 1,436            -          68       1,504
Segment profit pre tax                        2,780          643           7       3,430
Segment assets                               91,107       20,479      40,146     151,732
Expenditures for segment assets               6,081          122          74       6,277

RECONCILIATION TO CONSOLIDATED AMOUNTS
EARNINGS
Total earnings for reportable segments    $   3,430
Unallocated corporate headquarters loss        (285)
                                          ---------
Earnings before income taxes              $   3,145
                                          =========

ASSETS
Total assets for reportable segments      $ 151,732
Corporate headquarters                        8,757
                                          ---------
Total consolidated assets                 $ 160,489
                                          =========



OTHER SIGNIFICANT ITEMS
                                  SEGMENT               CONSOLIDATED
                                  TOTALS   ADJUSTMENTS     TOTALS
                                  ------   -----------  ------------
Interest expense                  $1,067     $ (365)       $  702
Expenditures for segment assets    6,277         45         6,322
Depreciation and amortization      1,504         60         1,564


GEOGRAPHIC INFORMATION
                                  LONG-LIVED
                    REVENUES        ASSETS
                    --------      ----------
United States        $49,171        $86,828
Canada                11,509          1,557
Other                     27              -
                     -------        -------
Total                $60,707        $88,385
                     =======        =======


The Company's operations by business segment and geography for the three months ended June 30, 2001 follow (in thousands):







                                                         HEAVY                   SEGMENT
                                          AUTOMOTIVE   EQUIPMENT   LOGISTICS     TOTALS
                                         -----------------------------------------------
Revenues from external customers            $ 16,162   $    -      $ 16,410    $ 32,572
Interest expense                                 574        -           629       1,203
Depreciation and amortization                  1,369        -           721       2,090
Segment profit (loss) pre tax                  1,780        -          (395)      1,385
Segment assets                                62,730        -        40,278     103,008
Expenditures for segment assets                3,076        -            28       3,104

RECONCILIATION TO CONSOLIDATED AMOUNTS
EARNINGS
Total earnings for reportable segments      $  1,385
Unallocated corporate headquarters income        416
                                            --------
Earnings before income taxes                $  1,801
                                            ========
ASSETS
Total assets for reportable segments        $103,008
Corporate headquarters                        21,176
                                            --------
Total consolidated assets                   $124,184
                                            ========




OTHER SIGNIFICANT ITEMS


                                  SEGMENT                  CONSOLIDATED
                                  TOTALS     ADJUSTMENTS      TOTALS
                                  ------     -----------   ------------
Interest expense                  $1,203       $  212         $1,415
Expenditures for segment assets    3,104            6          3,110
Depreciation and amortization      2,090           74          2,164



GEOGRAPHIC INFORMATION
                                   LONG-LIVED
                    REVENUES         ASSETS
                    --------       ----------
United States       $29,663         $88,774
Canada                2,887           1,694
Other                    22               -
                    -------         -------
Total               $32,572         $90,468
                    =======         =======

The Company's operations by business segment and geography for the six months ended June 30, 2002 follow (in thousands):





                                                         HEAVY                   SEGMENT
                                         AUTOMOTIVE    EQUIPMENT   LOGISTICS     TOTALS
                                         -----------------------------------------------
Revenues from external customers          $  56,283    $  24,187   $  35,231   $ 115,701
Interest expense                                831          209         960       2,000
Depreciation and amortization                 2,692            -         128       2,820
Segment profit pre tax                        4,836          940         292       6,068
Segment assets                               91,107       20,479      40,146     151,732
Expenditures for segment assets               8,923          158         106       9,187

RECONCILIATION TO CONSOLIDATED AMOUNTS
EARNINGS
Total earnings for reportable segments    $   6,068
Unallocated corporate headquarters loss        (384)
                                          ---------
Earnings before income taxes              $   5,684
                                          =========
ASSETS
Total assets for reportable segments      $ 151,732
Corporate headquarters                        8,757
                                          ---------
Total consolidated assets                 $ 160,489
                                          =========


OTHER SIGNIFICANT ITEMS

                                 SEGMENT                CONSOLIDATED
                                  TOTALS   ADJUSTMENTS     TOTALS
                                  ------   -----------  ------------
Interest expense                  $2,000    $ (480)        $1,520
Expenditures for segment assets    9,187       181          9,368
Depreciation and amortization      2,820       156          2,976


GEOGRAPHIC INFORMATION
                                        LONG-LIVED
                       REVENUES           ASSETS
                       --------         ----------
United States          $100,149          $ 86,828
Canada                   15,480             1,557
Other                        72                 -
                       --------          --------
Total                  $115,701          $ 88,385
                       ========          ========

The Company's operations by business segment and geography for the six months ended June 30, 2001 follow (in thousands):




                                                         HEAVY                  SEGMENT
                                           AUTOMOTIVE  EQUIPMENT   LOGISTICS     TOTALS
                                         -----------------------------------------------
Revenues from external customers            $ 28,078     $ -        $ 32,017    $ 60,095
Interest expense                               1,359       -           1,321       2,680
Depreciation and amortization                  2,509       -             989       3,498
Segment profit (loss) pre tax                  2,311       -          (1,139)      1,172
Segment assets                                62,730       -          40,278     103,008
Expenditures for segment assets                4,289       -              96       4,385

RECONCILIATION TO CONSOLIDATED AMOUNTS
EARNINGS
Total earnings for reportable segments      $  1,172
Unallocated corporate headquarters income      2,124
                                            --------
Earnings before income taxes                $  3,296
                                            ========
ASSETS
Total assets for reportable segments        $103,008
Corporate headquarters                        21,176
                                            --------
Total consolidated assets                   $124,184
                                            ========


OTHER SIGNIFICANT ITEMS


                                 SEGMENT                CONSOLIDATED
                                  TOTALS   ADJUSTMENTS     TOTALS
                                  ------   -----------  ------------
Interest expense                  $2,680    $  (60)       $2,620
Expenditures for segment assets    4,385         5         4,390
Depreciation and amortization      3,498       125         3,623


GEOGRAPHIC INFORMATION
                                        LONG-LIVED
                       REVENUES           ASSETS
                       --------         ----------
United States          $54,988            $88,774
Canada                   5,046              1,694
Other                       61                  -
                       -------            -------
Total                  $60,095            $90,468
                       =======            =======



NOTE D - RESTRUCTURING RESERVE

The restructuring reserve of $3.9 million recorded in December 2000, which had a balance of $1.5 million at December 31, 2001, was reduced by $0.75 million during the first quarter for lease costs incurred on vacated property and losses incurred in connection with the sale of certain real estate. During the second quarter the reserve was reduced by $0.2 million related to repair of vacated facilities. The balance in the restructuring reserve at June 30, 2002 was $0.5 million and represents the expected costs associated with real estate that is being marketed for sale. Resolution of these items is expected by December 31, 2002.

NOTE E - ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company adopted this statement on January 1, 2002, and goodwill will no longer be amortized. As of June 30, 2002 the Company has goodwill of $40.8 million.

A reconciliation of previously reported net income and earnings per share related to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                   GOODWILL AND ADOPTION OF STATEMENT NO. 142

                                             Three Months Ended June 30,      Six Months Ended June 30,
                                             ---------------------------      -------------------------
(in thousands,except per share amounts)         2002            2001            2002          2001
                                             ----------      -----------      --------     ------------
Reported net income                            $ 1,957          $ 1,119        $ 3,567       $     923
Add: Goodwill amortization, net of tax               -              766              -           1,083
                                               -------          -------        -------       ---------
Adjusted net income                            $ 1,957          $ 1,885        $ 3,567       $   2,006
                                               =======          =======        =======       =========

Reported basic earnings per share              $  0.29          $  0.17        $  0.53       $    0.14
Add: Goodwill amortization, net of tax               -             0.12              -            0.16
                                               -------          -------        -------       ---------
Adjusted basic earnings per share              $  0.29          $  0.29        $  0.53       $    0.30
                                               =======          =======        =======       =========

Reported diluted earnings per share            $  0.28          $  0.17        $  0.51       $    0.14
Add: Goodwill amortization, net of tax               -             0.11              -            0.16
                                               -------          -------        -------       ---------
Adjusted diluted earnings per share            $  0.28          $  0.28        $  0.51       $    0.30
                                               =======          =======        =======       =========


For the six-month period ended June 30, 2002 no goodwill or other intangible assets were acquired, impaired or disposed.

Covenants not to compete are amortized over the life of the agreement, typically three to ten years. Amortization expense for the six months ended June 30, 2002 and 2001 were $0.1 million and $0.1 million, respectively. Annual pre-tax amortization of covenants not to compete are estimated as follows:



                     Fiscal Year         (in thousands)
                     2003                $      285
                     2004                       267
                     2005                        76
                     2006                        65
                     2007                        65
                     Thereafter                 122

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Net Sales. Net sales for the six months ended June 30, 2002 reached $115.7 million, an increase of $55.6 million, or 92.5%, compared to the same period of 2001. For the second quarter ending June 30, 2002, net sales grew to $60.7 million, an increase of $28.1 million, or 86.4%, compared to the second quarter of 2001. The increase in sales is attributable to increased revenue from all operating segments. The automotive segment increased sales 86.1% for the quarter and 100.5% for the six-month period. These increases were primarily the result of increased value-added sales resulting from the utilization of laser-welded components on more vehicle models and platforms. In addition, our automotive segment's revenue was positively impacted by increased steel sales. The logistics segment experienced increased sales of 10.1% for the quarter and 10.0% for the six-month period as this segment continues to execute its strategy. Net sales were also positively impacted in 2002 by the inclusion of net sales of the heavy equipment segment of $12.6 million and $24.2 million for the three and six month periods respectively. The heavy equipment segment was acquired in December 2001.

         Cost of Sales. Cost of sales for the six-month period ended June 30, 2002 increased by $50.6 million to $95.7 million, an increase of 112.1% compared to the same period in 2001. For the second quarter ending June 30, 2002, cost of sales increased by $25.4 million, or 103.1%, compared to the second quarter of 2001. These increases were primarily the result of increased net sales across all segments, increased steel purchases and the inclusion of the heavy equipment segment acquired in December 2001. Cost of sales as a percentage of sales increased from 75.1% for the six-month period June 30, 2001 to 82.7% for the same period in 2002. For the second quarter of 2001 and 2002, cost of sales as a percentage of sales was 75.6% and 82.4% respectively. The increase in the percentage of cost of sales to sales for the quarter and six months periods is due to the increased steel sales in the automotive segment as it transitions to a full service supplier from a toll processor, as well as the inclusion of the heavy equipment segment, which has higher cost of sales as a percentage of sales than our other operating segments. The logistics segment experienced costs of sales as a percentage of sales that were consistent with historical results.

         Gross Margin. Gross margin increased $5.0 million to $20.0 million for the period ending June 30, 2002, or 33.6%, from $15.0 million for the comparable period in 2001. For the second quarter, gross margin increased by $2.7 million to $10.7 million, or an increase of 34.4% compared to a gross margin of $8.0 million for the same quarter in 2001. The increase was primarily the result of the inclusion of the heavy equipment segment as well as higher sales in the other operating segments. Gross margin as a percentage of sales decreased from 24.9% in the 2001 six-month period to 17.3% in the 2002 period. For the second quarter of 2002, gross margin as a percentage of sales decreased from 24.4% in 2001 to 17.6% in 2002. The decrease in gross margin as a percentage of sales was primarily the result of increased steel sales within the automotive segment and the inclusion of the heavy equipment segment, as noted above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.4 million, or 22.9%, to $13.1 million for the six-month period ended June 30, 2002 as compared to $10.6 million in the comparable period of 2001. For the second quarter of 2002, these expenses grew by $1.6 million, or 31.3%, to $6.9 million compared to the same period in 2001. This increase was primarily the result of the inclusion of the heavy equipment segment, acquired in December 2001, partially offset by expense reductions in the logistics segment. As a percentage of net sales, such expenses decreased to 11.3% for the six months ended June 30, 2002 from 17.7% for the six months ended June 30, 2001.

         Operating Profit. As a result of the foregoing factors, operating profit increased $2.6 million, or 59.8%, to $6.9 million for the six-month period ended June 30, 2002 from $4.3 million for the same period in 2001. For the second quarter ended June 30, 2002, operating profit increased by $1.1 million, or 40.5%, to $3.8 million from $2.7 million in the same quarter of 2001. As a percentage of net sales, operating profit decreased slightly to 6.0% for the six months ended June 30, 2002 from 7.2% for the six months ended June 30, 2001. For the three-month period ended June 30, 2002 operating profit as a percentage of net sales decreased from 8.3% to 6.2% compared to the same period in 2001.

         Interest Income. Interest income decreased by $0.8 million, or 62.9% to $0.5 million for the six-month period ended June 30, 2002 from $1.3 million for the same period in 2001. For the three-month period ended June 30, 2002, interest income decreased by $0.5 million, or 69.8% to $0.2 million from $0.8 million for the same period in 2001. The decrease was the result of lower notes receivable balances related to the sale of a business in 2001.

         Interest Expense. Interest expense decreased 42.0%, to $1.5 million, for the six months ended June 30, 2002 from $2.6 million for the comparable period of 2001. For the three-month period ended June 30, 2002 the reduction was 50.4% to $0.7 million. The reduction was the result of lower interest rates and, to a lesser extent, lower borrowings.

         Income Tax Expense. Income tax expense for the six-month period ended June 30, 2002 decreased 10.5%, or $0.2 million, to $2.1 million from $2.4 million for the comparable period in 2001. The second quarter expense increased 74.2% or $0.5 million to $1.2 million from $0.7 million for the second quarter of 2001. The six-month decrease is primarily the result of a one-time $1.1 million tax expense in the 2001 period related to a difference between the tax and book bases for businesses sold. The increase in the second quarter of 2002 compared to the same quarter of 2001 was due primarily to higher earnings.

         Net Earnings. As a result of the foregoing factors, net earnings for the six-month period ended June 30, 2002 increased to $3.6 million from $0.9 million for the comparable period of the prior year, an increase of 286.5%. For the second quarter, net income increased 74.9% to $2.0 million from $1.1 million in the second quarter of 2001.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements have historically been satisfied through a combination of cash flows from operations, and equity and debt financing. The Company's working capital needs and capital equipment requirements have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. The anticipated increase in required working capital and capital equipment requirements are expected to be met from cash flow from operations, equipment financing, revolving credit borrowings and equity financing.

         The Company generated cash from operations of $1.6 million for the six months ended June 30, 2002 compared to $1.4 million for the same period in 2001. Net cash provided by operations was primarily the result of net income, increased accounts payable, depreciation, amortization, and income taxes payable, which was partially offset by a decrease in accrued liabilities and increases in accounts receivable and prepaid expenses. Net cash used in investing activities of $3.0 million for the six months ended June 30, 2002 was primarily due to purchases of property, plant and equipment, partially offset by the sale of real estate. Financing activities provided cash of $1.0 million for the six months ended June 30, 2002 primarily from net borrowings on the Company's Credit Facility.

         In February 2002, one of the Company's customers, National Steel, Inc. filed for Chapter 11 bankruptcy protection. The Company has a pre-petition account receivable in the amount of approximately $1.2 million. The Company is currently evaluating possible options for collection but has created a reserve of $0.2 million for the possible uncollectible amounts of this receivable.

This reserve was based on the Company's best estimate. The Company does not anticipate any loss of sales due to this event.

         The amount of the Company's revolving credit facility with Comerica Bank (the "Credit Facility") was $50 million at December 31, 2001, subsequently amended to $60.0 million in May 2002. The Credit Facility expires on September 30, 2002. The Company has a commitment from its lender on a new $60.0 million Credit Facility that will take effect in September 2002 and will expire in 2005. Therefore, the Company has reclassified its current Credit Facility from current liabilities to long-term liabilities. The Credit Facility is secured by the assets of Noble and its subsidiaries and provides for the issuance of up to $5.0 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for multi-currency loans. Borrowing options include a euro-currency rate or a base rate. Advances under the Credit Facility during the six months ended June 30, 2002 bore interest at the rate of approximately 4.52% per annum. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $25.0 million ($15 million under the new facility). The Company is in compliance with the terms of the Credit Facility. The Company currently guarantees $10.0 million of SET Enterprises, Inc.'s senior debt. As of the date of this report, the Company does not believe the lender will call the guarantee.

         On April 22, 2002, the Company completed a sale and leaseback transaction of its Shelbyville, KY facility to the Company's Chief Executive Officer. The sale price was $6.2 million which was equal to the book value of the property. The proceeds of the transaction were used to reduce the Company's debt under the Credit Facility. The lease has a term of five years and provides for monthly rent of $70,000. The sale price and rent amount were determined by the estimated fair value of the property and estimated prevailing lease rates for similar properties. Although the Company did not obtain an independent valuation of the property or the terms of the transaction, management believes the terms of the sale and leaseback were at least as favorable to Noble as terms that could have been obtained from an unaffiliated third party.

         The liquidity provided by the Company's Credit Facility and committed Credit Facility is expected to be sufficient to meet the Company's currently anticipated working capital and capital expenditure needs for at least twelve months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such twelve-month period. In addition, the Company regularly reviews, as part of its business strategy, future growth through opportunistic acquisitions which may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, if any, the Company may be required to obtain additional debt or equity financing in connection with such future acquisitions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

INFLATION

         Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had a material effect on its business over the past two years.



ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 13.4% of the total revenues for the six months ended June 30, 2002 and 19.0% for the second quarter ended June 30, 2002. The Company's primary foreign currency exposures are the Canadian Dollar and the Mexican Peso. The Company manages its exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset.

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

                           PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

           Inapplicable.


ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

           Inapplicable.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

           Inapplicable.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company's Annual Meeting of Stockholders was held on May 3, 2002. The Company has a staggered Board of Directors, and Robert J. Skandalaris, Anthony R. Tersigni and Mark. T. Behrman were elected to the Company's Board of Directors. Each of the nominees was an incumbent director. Of the 6,772,043 shares issued, outstanding and entitled to vote at the Annual Meeting, 5,930,764, 6,035,496 and 6,033,063 shares were voted in favor of Messrs. Skandalaris, Tersigni and Behrman respectively, and 110,780, 6,000 and 8,493 shares were voted against each of them respectively. The ratification of Deloitte & Touche LLP as independent public accountants of the Company was also approved, with 6,024,750 shares voted for approval, 5,806 shares voted against and 10,890 shares abstaining.


ITEM 5:  OTHER INFORMATION

           Inapplicable.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


 (a) Exhibits

         99.1 Certification Pursuant to 18 U.S.C. 1350 of Robert J. Skandalaris.
         99.2 Certification Pursuant to 18 U.S.C. 1350 of David V. Harper.

 (b) The following report on Form 8-K was filed during the period ending June 30, 2002:

         (i) Report on Form 8-K filed on June 26, 2002, concerning the Company's affirmation of 2002 earnings and clarification of its earnings estimate based upon the potential effect of its proposed offering.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NOBLE INTERNATIONAL, LTD.


Dated:  August 14, 2002                By:       /s/ David V. Harper,
                                          ------------------------------------
                                                     David V. Harper,
                                                     Chief Financial Officer

                                 Exhibit Index
                                 -------------

Exhibit No.      Description
-----------      -----------
  99.1           Certification Pursuant to 18 U.S.C. 1350 of Robert J.
                 Skandalaris.
  99.2           Certification Pursuant to 18 U.S.C. 1350 of David V. Harper.