Form 10-Q/A
period 2002-03-31
NOBLE INTERNATIONAL LTD
filed 2002-09-23
CIK 1034258

                                  FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



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

                            NOBLE INTERNATIONAL, LTD.
                               FORM 10-Q/A INDEX

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


                                                                                                                PAGE
PART I - FINANCIAL INFORMATION....................................................................................3

ITEM 1. FINANCIAL STATEMENTS......................................................................................3

        Amended filing of form 10Q for the quarterly period ended March 31, 2002. This amendment is filed in order to adjust diluted earnings per share for the three months ended March 31, 2002 to reflect the inclusion of shares issuable upon the conversion of outstanding 6% convertible debentures.

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
                                                            =========       =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
             (UNAUDITED, IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                      ----------------------------------
                                                          2002                    2001
                                                      ----------              ----------
Net sales
    Products                                          $   38,902                $ 13,145
    Services                                              16,092                  14,378
                                                      ----------                --------
Total sales                                               54,994                  27,523
Cost of sales
    Products                                              32,924                   9,208
    Services                                              12,744                  11,280
                                                      ----------                --------
Total cost of sales                                       45,668                  20,488

Gross margin                                               9,326                   7,035

Selling, general and
  administrative expenses                                  6,213                   5,414
                                                      ----------                --------
Operating income                                           3,113                   1,621

Income from unconsolidated affiliate                        --                        50

Other Income (expense)
    Interest income                                          244                     514
    Interest expense                                        (818)                 (1,205)
    Other, net                                              --                       515
                                                      ----------                --------
                                                            (574)                   (176)

                                                      ----------                --------
Earnings (loss) before income taxes                        2,539                   1,495
Income tax expense                                           919                   1,672
                                                      ----------                --------
Earnings (loss) before preferred stock dividends           1,620                    (177)
Preferred stock dividends                                     10                      19

                                                      ----------                --------
EARNINGS (LOSS) ON COMMON SHARES                           1,610                    (196)

BASIC EARNINGS (LOSS) PER COMMON SHARE:               $     0.24                $  (0.03)

DILUTED EARNINGS (LOSS) PER COMMON SHARE*             $     0.22                $  (0.03)

DIVIDENDS DECLARED AND PAID                           $    0.080                $  0.075



Basic weighted average common shares outstanding       6,729,905               6,704,478
Diluted weighted average common shares outstanding*    8,111,888               6,704,478

* As restated -- see Note G to the financial statements.


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

Note G - Adjustment of Diluted Earnings Per Share

Subsequent to the issuance of the Company's interim financial statements for the three-month period ended March 31, 2002, it was determined that diluted earnings per share had been calculated incorrectly. The effect of the correction was to reduce diluted earnings per share from $0.23 to $0.22 for the three-month period ended March 31, 2002.

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

                                                     NOBLE INTERNATIONAL, LTD.


Dated:  September 23, 2002                 By: /s/ David V. Harper
                                               ---------------------------------
                                                    David V. Harper,
                                                    Chief Financial Officer

           CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL
                          FINANCIAL OFFICER PURSUANT TO
               RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert J. Skandalaris, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the amended Quarterly Report of Noble International, Ltd. on Form 10-Q/A for the quarterly period ended March 31, 2002 ("Report") that (1) I have reviewed the Report being filed; (2) based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and (3) based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Report.


                                    By: /s/ Robert J. Skandalaris
                                       -----------------------------------------
                                    Name:  Robert J. Skandalaris
                                    Title: Chief Executive Officer (Principal
                                           Executive Officer) of Noble
                                           International, Ltd.


I, David V. Harper, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the amended Quarterly Report of Noble International, Ltd. on Form 10-Q/A for the quarterly period ended March 31, 2002 ("Report") that (1) I have reviewed the Report being filed; (2) based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and (3) based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Report.


                                    By: /s/ David V. Harper
                                       -----------------------------------------
                                    Name:  David V. Harper
                                    Title: Chief Financial Officer (Principal
                                           Financial Officer) of Noble
                                           International, Ltd.

                                 Exhibit Index
                                 -------------

Exhibit No.      Description
-----------      -----------
  99.1           Certification Pursuant to 18 U.S.C. 1350 of Robert J.
                 Skandalaris.
  99.2           Certification Pursuant to 18 U.S.C. 1350 of David V. Harper.