Form 10-Q/A
period 2002-06-30
NOBLE INTERNATIONAL LTD
filed 2002-09-23
CIK 1034258

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

                            NOBLE INTERNATIONAL, LTD.
                               FORM 10-Q/A INDEX

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


                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION...........................................................................3

   ITEM 1:  FINANCIAL STATEMENTS.........................................................................3

      Amended filing of Form 10Q for the quarterly period ended June 30, 2002.
      This amendment is filed in order to adjust diluted earnings per share for the three and six month periods ended June 30, 2002 to reflect the inclusion of shares issuable upon the conversion of outstanding 6% convertible debentures.

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
                                                               =========    =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                            NOBLE INTERNATIONAL, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited, in thousands, except for per share amounts)


                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        JUNE 30,                     JUNE 30,
                                                               --------------------------    --------------------------
                                                                  2002           2001           2002           2001
                                                               -----------    -----------    -----------    -----------
Net sales
   Products                                                    $    43,801    $    17,317    $    82,703    $    30,462
   Services                                                         16,906         15,255         32,998         29,633
                                                               -----------    -----------    -----------    -----------
Total net sales                                                     60,707         32,572        115,701         60,095

Cost of sales
   Products                                                         36,405         12,752         69,329         21,960
   Services                                                         13,631         11,882         26,375         23,162
                                                               -----------    -----------    -----------    -----------
Total cost of sales                                                 50,036         24,634         95,704         45,122

Gross margin                                                        10,671          7,938         19,997         14,973

Selling, general and
   administrative expenses                                           6,873          5,235         13,086         10,649
                                                               -----------    -----------    -----------    -----------
Operating profit                                                     3,798          2,703          6,911          4,324

Loss from unconsolidated affiliate                                       -           (260)             -           (210)

Other income (expense)
   Interest income                                                     232            768            476          1,282
   Interest expense                                                   (702)        (1,415)        (1,520)        (2,620)
   Other, net                                                         (183)             5           (183)           520
                                                               -----------    -----------    -----------    -----------
                                                                      (653)          (642)        (1,227)          (818)
                                                               -----------    -----------    -----------    -----------
Earnings before income taxes                                         3,145          1,801          5,684          3,296
Income tax expense                                                   1,188            682          2,107          2,354
                                                               -----------    -----------    -----------    -----------
Earnings before preferred stock dividends                            1,957          1,119          3,577            942
Preferred stock dividends                                                -              -             10             19
                                                               -----------    -----------    -----------    -----------
NET EARNINGS ON COMMON SHARES                                  $     1,957    $     1,119    $     3,567    $       923
                                                               ===========    ===========    ===========    ===========


BASIC EARNINGS PER COMMON SHARE                                $      0.29    $      0.17    $      0.53    $      0.14

DILUTED EARNINGS PER COMMON SHARE*                             $      0.26    $      0.17    $      0.49    $      0.14

DIVIDENDS PER SHARE DECLARED AND PAID                          $      0.08    $     0.075    $      0.16    $      0.15



Basic weighted average common shares outstanding                 6,773,880      6,609,455      6,740,327      6,634,571
Diluted weighted average common shares outstanding*              8,145,505      6,640,896      8,094,139      6,665,137

* As restated. See note F to the financial statements.

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

NOTE F - Adjustment of Diluted Earnings Per Share

Subsequent to the issuance of the Company's interim financial statements for the three and six month periods ended June 30, 2002, it was determined that diluted earnings per share had been calculated incorrectly. The effect of the correction was to reduce diluted earnings per share from $0.28 to $0.26 and $0.51 to $0.49 for the three and six month periods ended June 30, 2002.

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


I, Robert J. Skandalaris, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the amended Quarterly Report of Noble International, Ltd. on Form 10-Q/A for the quarterly period ended June 30, 2002 ("Report") that (1) I have reviewed the Report being filed; (2) based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and (3) based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Report.


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


I, David V. Harper, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the amended Quarterly Report of Noble International, Ltd. on Form 10-Q/A for the quarterly period ended June 30, 2002 ("Report") that (1) I have reviewed the Report being filed; (2) based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and (3) based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Report.


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