Form 10-Q
period 2002-09-30
NOBLE INTERNATIONAL LTD
filed 2002-11-14
CIK 1034258

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------------

Commission File Number:   001-13581
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

                                 (586) 751-5600
                                 ---------------
              (Registrant's telephone number, including area code)


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
         The number of shares of the registrant's common stock, $.001 par value, outstanding as of November 14, 2002 was 7,715,387.

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


                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION.............................................................................3

   ITEM 1:  FINANCIAL STATEMENTS...........................................................................3

            Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001.........3

            Consolidated Statements of Earnings (unaudited) for the Three Month and Nine Month Periods
                Ended September 30, 2002 and 2001..........................................................4

            Consolidated Statements of Cash Flows (unaudited) for the Nine Month Periods Ended
                September 30, 2002 and 2001................................................................5

            Consolidated Statements of Comprehensive Income (unaudited) for the Three and Nine Month
                Periods Ended September 30, 2002 and 2001..................................................6

            Notes to Consolidated Interim Financial Statements.............................................7

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........15

   ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................18

   ITEM 4:  DISCLOSURE CONTROLS...........................................................................18

PART II - OTHER INFORMATION...............................................................................20

   ITEM 1:  LEGAL PROCEEDINGS.............................................................................20

   ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................................20

   ITEM 3:  DEFAULTS UPON SENIOR SECURITIES...............................................................20

   ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................20

   ITEM 5:  OTHER INFORMATION.............................................................................20

   ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K..............................................................20


                          PART I: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

                           NOBLE INTERNATIONAL, LTD.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                           2002                 2001
                                                                        (unaudited)
                                                                       ------------          -----------
ASSETS
Current Assets:
   Cash and cash equivalents                                             $   5,494            $     943
   Accounts receivable, trade - net                                         29,558               32,553
   Inventories                                                              22,889               20,496
   Deferred tax asset                                                          506                  506
   Income taxes refundable                                                     474                  474
   Prepaid expenses                                                          5,508                2,723
                                                                         ---------            ---------
Total Current Assets                                                        64,429               57,695

Property, Plant & Equipment, net                                            48,020               46,992

Other Assets:
   Goodwill                                                                 40,755               40,755
   Covenants not to compete                                                    953                1,140
   Other assets                                                             11,378               10,357
                                                                         ---------            ---------
Total Other Assets                                                          53,086               52,252
                                                                         ---------            ---------
TOTAL ASSETS                                                             $ 165,535            $ 156,939
                                                                         =========            =========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                      $  26,977            $  21,229
   Accrued liabilities                                                       5,806               12,824
   Current maturities of long-term debt                                        252               51,035
   Income taxes payable                                                      2,143                    -
                                                                         ---------            ---------
Total Current Liabilities                                                   35,178               85,087

Long-Term Liabilities:
   Deferred income taxes                                                     2,658                2,658
   Convertible subordinated debentures                                      16,109               16,110
   Junior subordinated notes                                                 3,461                3,440
   Long-term debt, excluding current maturities                             55,847                  809
   Putable common stock                                                          -                1,203
   Redeemable preferred stock                                                    -                  250
                                                                         ---------            ---------
Total Long-Term Liabilities                                                 78,075               24,470

STOCKHOLDERS' EQUITY
   Paid-in capital - warrants, $10 per common share
     exercise price, 90,000 warrants outstanding                               121                  121
   Common stock, $.001 par value, authorized 20,000,000 shares, issued
     7,627,400 and 7,519,186 shares in 2002 and 2001, respectively          23,953               22,872
   Retained earnings                                                        28,734               24,857
   Accumulated comprehensive loss                                             (526)                (468)
                                                                         ---------            ---------
TOTAL STOCKHOLDERS' EQUITY                                                  52,282               47,382
                                                                         ---------            ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $ 165,535            $ 156,939
                                                                         =========            =========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           NOBLE INTERNATIONAL, LTD.
                      CONSOLIDATED STATEMENTS OF EARNINGS
            (Unaudited, in thousands, except for per share amounts)



                                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                                     --------------------------    --------------------------
                                                                         2002          2001           2002          2001
-----------------------------------------------------------------------------------------------------------------------------
NET SALES
   Products                                                          $    41,526    $    19,380    $   124,228    $    49,842
   Services                                                               16,500         15,838         49,499         45,471
                                                                     -----------    -----------    -----------    -----------
TOTAL NET SALES                                                           58,026         35,218        173,727         95,313

COST OF GOODS SOLD
   Products                                                               34,867         15,341        104,275         37,301
   Services                                                               13,279         12,468         39,655         35,630
                                                                     -----------    -----------    -----------    -----------
TOTAL COST OF GOODS SOLD                                                  48,146         27,809        143,930         72,931

GROSS MARGIN                                                               9,880          7,409         29,797         22,382

SELLING, GENERAL & ADMINISTRATIVE                                          7,241          6,524         20,537         17,173
                                                                     -----------    -----------    -----------    -----------

OPERATING PROFIT                                                           2,639            885          9,260          5,209

Earnings/(Loss) from Unconsolidated Affiliate                                  -            160              -            (50)

OTHER INCOME/(EXPENSE)
   Interest income                                                           272            183            752          1,465
   Interest expense                                                         (980)        (1,141)        (2,504)        (3,761)
   Other, net                                                                (36)         1,132             70          1,652
                                                                     -----------    -----------    -----------    -----------
TOTAL OTHER INCOME/(EXPENSE)                                                (744)           174         (1,682)          (644)

EARNINGS BEFORE INCOME TAXES                                               1,895          1,219          7,578          4,515
   Income tax expense (benefit)                                              257           (509)         2,368          1,845
   Preferred stock dividends                                                   -              8             10             27
                                                                     -----------    -----------    -----------    -----------
NET EARNINGS BEFORE EXTRAORDINARY ITEM                                     1,638          1,720          5,200          2,643

Extraordinary item - gain on acquisition (less income tax of $268)           315              -            315              -
                                                                     -----------    -----------    -----------    -----------

NET EARNINGS ON COMMON SHARES                                        $     1,953    $     1,720    $     5,515    $     2,643
                                                                     ===========    ===========    ===========    ===========

BASIC EARNINGS PER COMMON SHARE:
   Earnings per share before extraordinary item                      $      0.24    $      0.26    $      0.77    $      0.40
   Extraordinary gain                                                       0.05              -           0.05              -
                                                                     -----------    -----------    -----------    -----------
   Basic earnings per common share                                   $      0.29    $      0.26    $      0.82    $      0.40
                                                                     ===========    ===========    ===========    ===========

DILUTED EARNINGS PER COMMON SHARE
   Earnings per share before extraordinary item                      $      0.23    $      0.24    $      0.71    $      0.40
   Extraordinary gain                                                       0.04              -           0.04              -
                                                                     -----------    -----------    -----------    -----------
   Diluted earnings per common share                                 $      0.26    $      0.24    $      0.75    $      0.40
                                                                     ===========    ===========    ===========    ===========

   Dividends declared and paid                                       $      0.08    $     0.075    $      0.24    $     0.225
                                                                     ===========    ===========    ===========    ===========

Basic weighted average common shares outstanding                       6,786,114      6,605,988      6,755,757      6,632,073
Diluted weighted average common shares outstanding                     8,088,882      7,777,913      8,078,942      6,656,789






    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           NOBLE INTERNATIONAL, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                             ---------------------------
                                                                               2002             $ 2,001
                                                                             --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                              $  5,525           $  2,670
   Adjustments to reconcile net earnings to
     net cash provided by operations
        Interest paid in kind                                                       -                962
        Loss from unconsolidated entity                                             -                 50
        Depreciation of property, plant and equipment                           4,281              3,472
        Amortization of intangible assets                                         205              1,975
        Deferred income taxes                                                       -               (958)
        Loss (gain) on sale of property and equipment                             (44)               221

   Changes in assets and liabilities
        (Increase) decrease in accounts receivable                              2,995             (4,080)
        Increase in inventories                                                (2,393)            (3,372)
        Increase in prepaid expenses                                           (2,785)            (3,637)
        Decrease in other operating assets                                        496                 95
        Increase in accounts payable                                            5,748              6,216
        Increase (decrease) in income taxes payable                             2,143             (1,668)
        Increase (decrease) in accrued liabilities                             (7,018)               679
                                                                             --------           --------
                Net cash provided by operating activities                       9,153              2,625

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment                                  (12,262)            (5,278)
   Proceeds from sale of property, plant and equipment                          6,997              2,378
   S.E.T. Industries, Inc. Note Receivable                                          -             24,734
   Increase in other assets                                                    (1,524)            (1,466)
                                                                             --------           --------
                Net cash provided by (used in) investing activities            (6,789)            20,368

CASH FLOWS FROM FINANCING ACTIVITIES
   Redemption of common stock                                                    (121)            (1,274)
   Capital lease payments                                                         (56)               (58)
   Redemption of convertible subordinated debentures                               (1)                 -
   Preferred dividends declared and paid                                          (10)               (27)
   Dividends on common declared and paid                                       (1,628)            (1,497)
   Redemption of preferred stock of subsidiary                                   (250)              (112)
   Payments on long-term debt                                                    (125)              (966)
   Net borrowings (repayments) on note payable to bank                          4,436            (19,713)
                                                                             --------           --------
                Net cash provided by (used in) financing activities             2,245            (23,647)

Effect of exchange rate changes on cash                                           (58)              (170)
                                                                             --------           --------
                Net increase (decrease) in cash                                 4,551               (824)

Cash at beginning of period                                                       943              1,091
                                                                             --------           --------

Cash at end of period                                                        $  5,494           $    267
                                                                             ========           ========

SUPPLEMENTAL CASH FLOW DISCLOSURE
   Cash paid for:
        Interest                                                             $  2,787           $  2,557
                                                                             ========           ========
        Taxes                                                                $     29           $  1,569
                                                                             ========           ========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           NOBLE INTERNATIONAL, LTD.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (Unaudited, in thousands)


                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                            -----------------------         -----------------------
                                                             2002            2001            2002            2001
                                                            -------         -------         -------         -------
Net earnings on common shares                               $ 1,953         $ 1,720         $ 5,515         $ 2,643

Other comprehensive income (loss), equity adjustment
   from foreign currency translation, net of tax            $  (176)        $  (111)        $   (58)           (170)
                                                            -------         -------         -------         -------

Comprehensive income, net of tax                            $ 1,777         $ 1,609         $ 5,457         $ 2,473
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

The accompanying consolidated financial statements as of September 30, 2002 and for the year ended December 31, 2001, include Noble International, Ltd. and its wholly-owned subsidiaries, Noble Component Technologies ("NCT"); Monroe Engineering Products, Inc. ("Monroe"), Skandy Corp. ("Skandy"), Noble Metal Forming, Inc. ("NMF"), Noble Metal Processing, Inc. ("NMP"), Noble Land Holdings, Inc. ("Land Holdings"), Noble Metal Processing-Midwest, Inc. (formerly H&H Steel Processing, Inc.) ("NMPM"), Noble Manufacturing Group, Inc. ("NMG"), (formerly Noble Technologies, Inc.), Noble Metal Processing Canada, Inc. ("NMPC"), Noble Metal Processing - Kentucky, LLC ("NMPK"), Noble Logistic Services, Inc. ("NLS"), Noble Logistic Services, Inc. (formerly Assured Transportation & Delivery, Inc. and Central Transportation & Delivery, Inc., collectively "NLS-CA"), Noble Logistic Services, Inc. (formerly Dedicated Services, Inc.) ("NLS-TX"), Pro Motorcar Products, Inc. ("PMP"), Pro Motorcar Distribution, Inc. ("PMD") and Noble Construction Equipment, Inc. ("NCE") (formerly Construction Equipment Direct, Inc. ("CED")), (collectively, "Noble" or the "Company") from the date of acquisition to the date of disposition, if applicable.

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

On April 22, 2002, the Company completed a sale and leaseback transaction of its Shelbyville, Kentucky facility to the Company's Chief Executive Officer. The sale price was $6.2 million which was equal to the book value of the property. The proceeds of the transaction were used to reduce the Company's debt under its current credit facility. The lease has a term of five years and provides for monthly rent of $70,000. The sale price and rent amount were determined by the estimated fair value of the property and estimated prevailing lease rates for similar properties. Although the Company did not obtain an independent valuation of the property or the terms of the transaction, it believes the terms of the sale and leaseback were at least as favorable to Noble as terms that could have been obtained from an unaffiliated third party.

On May 9, 2002 the Company's current credit facility was increased to $60.0 million from $52.5 million. The credit facility expires in November 2002. The Company has a binding commitment from its lender on a new $60.0 million credit facility that will take effect in December 2002 and will expire in 2005. Therefore, the Company has reclassified its current credit facility from current liabilities to long-term liabilities.

On June 20, 2002 the Company filed a registration statement on Form S-2 and subsequently amended, concerning an offering of .95 million shares of its common stock. On October 1, 2002 the Securities and Exchange Commission declared the registration statement effective. On October 4, 2002 the Company completed the sale of 925,000 shares of its common stock. The transaction provided net proceeds to the Company of $9.1 million. The Company used the proceeds to reduce its senior debt.

Basic earnings per share are based upon the weighted average number of shares outstanding during each quarter. Calculation of diluted earnings per share assumes the exercise of common stock options and warrants when dilutive, and the impact of restricted stock and the assumed conversion of convertible debt, when not anti-dilutive. The following tables reconcile the numerator and denominator to calculate basic and diluted earnings on common shares before extraordinary item for the three months and nine months ended September 30, for 2002 and 2001 (in thousands, except share and per share amounts; per share amounts are subject to rounding).



                                                                         Three months ended September 30,
                                                -----------------------------------------------------------------------------------
                                                                 2002                                       2001
                                                ---------------------------------------    ----------------------------------------
                                                Net Earnings    Shares       Per share     Net Earnings     Shares       Per share
                                                (Numerator)  (Denominator)    Amounts       (Numerator)  (Denominator)    Amounts
                                                ------------ -------------   ----------    ------------  -------------   ----------
Basic earnings per common share
  Earnings from continuing operations on common
     shares before extraordinary item            $   1,638     6,786,114     $     0.24      $   1,720     6,605,988     $     0.26

  Effect of dilutive securities:
  Contingently issuable shares                                    27,737              -                       23,394              -
  Convertible debentures                               187     1,125,590          (0.01)           185     1,125,784          (0.01)
  Warrants                                                        16,988              -                                           -
  Stock Options                                          -       132,453              -              -        22,747              -
                                                 ---------     ---------     ----------      ---------     ---------     ----------

Earnings from continuing operations per common
  share assuming dilution                        $   1,825     8,088,882     $     0.23      $   1,905     7,777,913     $     0.25
                                                 =========     =========     ==========      =========     =========     ==========




                                                                          Nine months ended September 30,
                                                -----------------------------------------------------------------------------------
                                                                 2002                                       2001
                                                ---------------------------------------    ----------------------------------------
                                                Net Earnings    Shares       Per share     Net Earnings     Shares       Per share
                                                (Numerator)  (Denominator)    Amounts       (Numerator)  (Denominator)    Amounts
                                                ------------ -------------   ----------    ------------  -------------   ----------

Basic earnings per common share
  Earnings from continuing operations on common
     shares before extraordinary item            $   5,200     6,755,757     $   0.77        $   2,643      6,632,073     $   0.40

  Effect of dilutive securities:
  Contingently issuable shares                                    27,737            -                          23,394            -
  Convertible debentures                               548     1,125,590        (0.04)               -
  Warrants                                                        13,771            -                                            -
  Stock Options                                          -       156,087        (0.02)               -          1,322            -
                                                 ---------     ---------     --------        ---------      ---------     --------

Earnings from continuing operations per common
  share assuming dilution                        $   5,748     8,078,942     $   0.71        $   2,643      6,656,789     $   0.40
                                                 =========     =========     ========        =========      =========     ========


NOTE B--INVENTORIES

Inventories at September 30, 2002 and December 31, 2001 consisted of the following (in thousands):


                                                     September 30, 2002             December 31, 2001
                                                     ------------------             -----------------
Raw materials and purchased parts                     $         15,351                $       14,047
Work in process                                                  3,630                         2,367
Finished goods                                                   3,908                         3,907
Unbilled customer tooling                                            -                           175
                                                     ------------------             -----------------
                                                      $         22,889                $       20,496
                                                     ==================             =================


NOTE C--INDUSTRY SEGMENTS

The Company classifies its operations into three industry segments based on types of products and services: automotive (NMPK, NMPC, NMP, NMPM, NMF, NMG, NCT and Land Holdings), heavy equipment (NCE) and logistics (NLS-TX, NLS-CA, Monroe, PMP and PMD). The automotive group provides a variety of laser welding, metal blanking and die construction products and services utilizing proprietary laser weld and light die technology. The heavy equipment group designs and manufactures sub assemblies and final assemblies of heavy equipment used primarily in the construction and earth-moving industry. The logistics group provides same day package delivery services to a variety of customers and sells tooling components, paint and coatings related products to end users as well as distributors. The automotive group sells direct to automotive OEMs and Tier I suppliers. The heavy equipment group sells direct to OEMs and through an established network of dealers.

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

The Company's operations by business segment and geography for three months ended September 30, 2002 follow (in thousands):



                                                                  HEAVY                       SEGMENT
                                                 AUTOMOTIVE     EQUIPMENT     LOGISTICS       TOTALS
                                                ------------------------------------------------------
Revenues from external customers                  $ 30,559      $  9,932      $ 17,535       $ 58,026
Interest expense                                       534           134           499          1,167
Depreciation and amortization                        1,437            24            79          1,540
Segment profit (loss) pre tax                        2,565           135          (562)         2,138
Segment assets                                      92,744        21,338        39,968        154,050
Expenditures for segment assets                      2,417           354           113          2,884


RECONCILIATION TO CONSOLIDATED AMOUNTS
EARNINGS
Total earnings for reportable segments                  $     2,138
Unallocated corporate headquarters loss                        (244)
                                                        -----------
Earnings before income taxes and
extraordinary item                                      $     1,894
                                                        ===========
ASSETS
Total assets for reportable segments                    $   154,050
Corporate headquarters                                       11,485
                                                        -----------
Total consolidated assets                               $   165,535
                                                        ===========


GEOGRAPHIC INFORMATION

                                                                           LONG-LIVED
                                                          REVENUES           ASSETS
                                                        -----------------------------
United States                                           $    50,973        $   88,281
Canada                                                        7,053             1,447
Other                                                             -                 -
                                                        -----------        ----------
Total                                                   $    58,026        $   89,728
                                                        ===========        ==========



OTHER SIGNIFICANT ITEMS

                                                    SEGMENT                       CONSOLIDATED
                                                     TOTALS       ADJUSTMENTS        TOTALS
                                                    ------------------------------------------
Interest expense                                    $ 1,167       $     (187)        $   980
Expenditures for segment assets                       2,884               10           2,894
Depreciation and amortization                         1,540               61           1,601



The Company's operations by business segment and geography for the three months ended September 30, 2001 follow (in thousands):


                                                                         HEAVY                       SEGMENT
                                                        AUTOMOTIVE     EQUIPMENT    LOGISTICS         TOTALS
                                                        -----------------------------------------------------
Revenues from external customers                        $    18,365      $  -        $ 16,853       $  35,218
Interest expense                                                466         -             603           1,069
Depreciation and amortization                                 1,277         -             486           1,763
Segment profit (loss) pre tax                                 1,426         -            (322)          1,104
Segment assets                                               67,124         -          40,016         107,140
Expenditures for segment assets                               1,048         -              34           1,082

RECONCILIATION TO CONSOLIDATED AMOUNTS
EARNINGS
Total earnings for reportable segments             $    1,104
Unallocated corporate headquarters income                 115
                                                   ----------
Earnings before income taxes                       $    1,219
                                                   ==========
ASSETS
Total assets for reportable segments               $  107,140
Corporate headquarters                                 19,682
                                                   ----------
Total consolidated assets                          $  126,822
                                                   ==========


GEOGRAPHIC INFORMATION

                                                                LONG-LIVED
                                                   REVENUES        ASSETS
                                                  ------------------------
United States                                     $   31,067     $  86,338
Canada                                                 4,144         1,539
Other                                                      7             -
                                                  ----------     ---------
Total                                             $   35,218     $  87,877
                                                  ==========     =========


OTHER SIGNIFICANT ITEMS

                                                      SEGMENT                      CONSOLIDATED
                                                      TOTALS       ADJUSTMENTS        TOTALS
                                                    -------------------------------------------
Interest expense                                    $ 1,069        $       72        $  1,141
Expenditures for segment assets                       1,082              (194)            888
Depreciation and amortization                         1,763                61           1,824

The Company's operations by business segment and geography for the nine months ended September 30, 2002 follow (in thousands):

                                                                       HEAVY                            SEGMENT
                                                     AUTOMOTIVE      EQUIPMENT       LOGISTICS           TOTALS
                                                     -----------------------------------------------------------
Revenues from external customers                     $  86,840      $   34,119       $ 52,768         $  173,727
Interest expense                                         1,369             343          1,459              3,171
Depreciation and amortization                            4,028              24            217              4,269
Segment profit (loss) pre tax                            7,400           1,076           (270)             8,206
Segment assets                                          92,744          21,338         39,968            154,050
Expenditures for segment assets                         11,340             512            219             12,071


RECONCILIATION TO CONSOLIDATED AMOUNTS
EARNINGS
Total earnings for reportable segments                  $     8,206
Unallocated corporate headquarters loss                        (628)
Earnings before income taxes and                        -----------
extraordinary item                                      $     7,578
                                                        ===========
ASSETS
Total assets for reportable segments                    $   154,050
Corporate headquarters                                       11,485
                                                        -----------
Total consolidated assets                               $   165,535
                                                        -----------


GEOGRAPHIC INFORMATION

                                                                LONG-LIVED
                                               REVENUES           ASSETS
                                              ----------------------------
United States                                 $  159,526        $  88,281
Canada                                            14,201            1,447
Other                                                  -                -
                                              ----------        ---------
Total                                         $  173,727        $  89,728
                                              ==========        =========



OTHER SIGNIFICANT ITEMS


                                                     SEGMENT                        CONSOLIDATED
                                                      TOTALS        ADJUSTMENTS        TOTALS
                                                    --------------------------------------------
Interest expense                                    $   3,171        $   (667)        $  2,504
Expenditures for segment assets                        12,071             191           12,262
Depreciation and amortization                           4,269             217            4,486

The Company's operations by business segment and geography for the nine months ended September 30, 2001 follow (in thousands):


                                                                       HEAVY                      SEGMENT
                                                        AUTOMOTIVE   EQUIPMENT     LOGISTICS      TOTALS
                                                        -------------------------------------------------
Revenues from external customers                        $  46,443     $   -       $   48,870     $ 95,313
Interest expense                                            1,825         -            1,924        3,749
Depreciation and amortization                               3,786         -            1,475        5,261
Segment profit (loss) pre tax                               3,737         -           (1,461)       2,276
Segment assets                                             67,124         -           40,016      107,140
Expenditures for segment assets                             5,337         -              130        5,467

RECONCILIATION TO CONSOLIDATED AMOUNTS
EARNINGS
Total earnings for reportable segments                  $   2,276
Unallocated corporate headquarters income                   2,239
                                                        ----------
Earnings before income taxes                            $   4,515
                                                        ==========
Assets
Total assets for reportable segments                    $ 107,140
Corporate headquarters                                     19,682
                                                        ----------
Total consolidated assets                               $ 126,822
                                                        ----------


GEOGRAPHIC INFORMATION
                                                               LONG-LIVED
                                                   REVENUES      ASSETS
                                                  -----------------------
United States                                     $  86,055     $ 86,338
Canada                                                9,190        1,539
Other                                                    68            -
                                                  ---------     --------
Total                                             $  95,313     $ 87,877
                                                  =========     ========


OTHER SIGNIFICANT ITEMS
                                                       SEGMENT                        CONSOLIDATED
                                                       TOTALS          ADJUSTMENTS       TOTALS
                                                       -------------------------------------------
Interest expense                                       $ 3,749         $      12        $  3,761
Expenditures for segment assets                          5,467              (189)          5,278
Depreciation and amortization                            5,261               186           5,447






NOTE D - RESTRUCTURING RESERVE

The restructuring reserve of $3.9 million recorded in December 2000, which had a balance of $1.5 million at December 31, 2001, was reduced by $0.75 million during the first quarter of 2002 for lease costs incurred on vacated property and losses incurred in connection with the sale of certain real estate. During the second quarter of 2002 the reserve was reduced by $0.2 million related to repair of vacated facilities and $0.1 million related to final rent obligation of vacated facilities. During the third quarter of 2002 the reserve was reduced by $0.2 million primarily associated with the Company's relocation. The balance in the restructuring reserve at September 30, 2002 was

$0.25 million and represents the expected costs associated with real estate that is being marketed for sale. Resolution on these items is expected by December 31, 2002.


NOTE E - ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company adopted this statement on January 1, 2002, and goodwill will no longer be amortized. As of September 30, 2002 the Company has goodwill of $40.8 million.

A reconciliation of previously reported net income and earnings per share related to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (per share amounts are subject to rounding):


             GOODWILL AND ADOPTION OF STATEMENT NO. 142


                                            Three Months Ended September 30,   Nine Months Ended September 30,
                                            -------------------------------    ------------------------------
(in thousands,except per share amounts)         2002               2001             2002              2001
                                            ------------       ------------    --------------     -----------
Reported net income                            $   1,953         $   1,720          $   5,515      $   2,643
Add: Goodwill amortization, net of tax                 -               463                  -          1,431
                                            ------------       ------------    --------------     -----------

Adjusted net income                            $   1,953         $   2,183          $   5,515      $   4,074
                                            ============       ============    ==============     ===========

Reported basic earnings per share              $    0.29         $    0.26          $    0.82      $    0.40
Add: Goodwill amortization, net of tax                 -              0.07                  -           0.21
                                            ------------       ------------    --------------     -----------
Adjusted basic earnings per share              $    0.29         $    0.33          $    0.82      $    0.61
                                            ============       ============    ==============     ===========

Reported diluted earnings per share            $    0.26         $    0.24          $    0.75      $    0.40
Add: Goodwill amortization, net of tax                 -              0.06                  -           0.21
                                            ------------       ------------    --------------     -----------
Adjusted diluted earnings per share            $    0.26         $    0.30          $    0.75      $    0.61
                                            ============       ============    ==============     ===========


For the nine-month period ended September 30, 2002 no goodwill or other intangible assets were acquired, impaired or disposed.

Covenants not to compete are amortized over the life of the agreement, typically three to ten years. Amortization expense for the nine months ended September 30, 2002 and 2001 were $0.2 million and $0.2 million, respectively. Annual pre-tax amortization of covenants not to compete are estimated as follows:

               Fiscal Year              (in thousands)
               2003                     $          285
               2004                                267
               2005                                 76
               2006                                 65
               2007                                 65
               Thereafter                          122

NOTE F - EXTRAORDINARY ITEM

On September 30, 2002 the Company closed the allocation period regarding the acquisition of Noble Construction Equipment ("NCE"). As a result, the Company recognized a $0.3 million after-tax extraordinary gain on the transaction resulting from certain post-closing working capital adjustments.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Net Sales. Net sales for the nine months ended September 30, 2002 reached $173.7 million, an increase of $78.4 million, or 82.3%, compared to the same period of 2001. For the third quarter ending September 30, 2002, net sales grew to $58.0 million, an increase of $22.8 million, or 64.8%, compared to the third quarter of 2001. The increase in sales is attributable to increased revenue from all operating segments. The automotive segment increased sales 66.4% for the quarter and 87.0% for the nine-month period. These increases were primarily the result of increased value-added sales resulting from the utilization of laser-welded components on more vehicle models and platforms. In addition, the automotive segment's revenue was positively impacted by increased steel sales. The logistics segment experienced increased sales of 4.2% for the quarter and 8.0% for the nine-month period as this segment continues to execute its strategy. Net sales were also positively impacted in 2002 by the inclusion of net sales of the heavy equipment segment of $9.9 million and $34.1 million for the three and nine month periods, respectively. The heavy equipment segment was acquired in December 2001.

         Cost of Sales. Cost of sales for the nine-month period ended September 30, 2002 increased by $71.0 million to $143.9 million, an increase of 97.4% compared to the same period in 2001. For the third quarter ending September 30, 2002, cost of sales increased by $20.3 million, or 73.1%, compared to the third quarter of 2001. These increases were primarily the result of increased net sales across all segments, increased steel purchases and the inclusion of the heavy equipment segment acquired in December 2001. Cost of sales as a percentage of sales increased from 76.5% for the nine-month period September 30, 2001 to 82.8% for the same period in 2002. For the third quarter of 2001 and 2002, cost of sales as a percentage of sales was 79.0% and 83.0% respectively. The increase in the percentage of cost of sales to sales for the quarter and nine months periods is due to the increased steel sales in the automotive segment as it transitions to a full service supplier from a toll processor, as well as the inclusion of the heavy equipment segment, which has higher cost of sales as a percentage of sales than our other operating segments. The logistics segment experienced an increase in costs of sales as a percentage of sales of 2.1%, from 76.3% to 78.4% for the third quarter of 2001 and 2002 respectively, and an increase of 2.3%, from 75.6% to 77.9% for the nine-month period of 2001 and 2002.

         Gross Margin. Gross margin increased $7.4 million to $29.8 million for the nine months ending September 30, 2002, or 33.1%, from $22.4 million for the comparable period in 2001. For the third quarter, gross margin increased by $2.5 million to $9.9 million, or an increase of 33.4% compared to a gross margin of $7.4 million for the same quarter in 2001. The increase was primarily the result of the inclusion of the heavy equipment segment as well as higher sales in the other operating segments. Gross margin as a percentage of sales decreased from 23.5% in the 2001 nine-month period to 17.2% in the 2002 period. For the third quarter of 2002, gross margin as a percentage of sales decreased from 21.0% in 2001 to 17.0% in 2002. The decrease in gross margin as a percentage of sales was primarily the result of increased steel sales within the automotive segment and the inclusion of the heavy equipment segment, as noted above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.3 million, or 19.6%, to $20.5 million for the nine-month period ended September 30, 2002 as compared to $17.2 million in the comparable period of 2001. For the third quarter of 2002, these expenses grew by $0.7 million, or 11.0%, to $7.2 million compared to $6.5 million in the same period in 2001. This increase was primarily the result of the inclusion of the heavy equipment segment, acquired in December 2001 and the National Steel reserve of $0.7 million and $0.5 million for the nine months and three months of 2002 respectively. The increase was partially offset by expense reductions in the logistics segment. As a percentage of net sales, selling, general and administrative expenses decreased to 11.8% for the nine months ended September 30, 2002 from 18.0% for the nine months ended September 30, 2001. For the third quarter the decrease went from 18.5% in 2001 to 12.5% in 2002.

         Operating Profit. As a result of the foregoing factors, operating profit increased $4.1 million, or 77.8%, to $9.3 million for the nine-month period ended September 30, 2002 from $5.2 million for the same period in 2001. For the third quarter ended September 30, 2002, operating profit increased by $1.7 million, or 198.2%, to $2.6 million from $0.9 million in the same quarter of 2001. As a percentage of net sales, operating profit decreased slightly to 5.3% for the nine months ended September 30, 2002 from 5.5% for the nine months ended September 30, 2001. For the three-month period ended September 30, 2002 operating profit as a percentage of net sales increased substantially from 2.5% in 2001 to 4.5% in 2002.

         Interest Income. Interest income decreased by $0.7 million, or 48.7% to $0.8 million for the nine-month period ended September 30, 2002 from $1.5 million for the same period in 2001. For the three-month period ended September 30, 2002, interest income increased by $0.1 million, or 48.5% to $0.3 million from $0.2 million for the same period in 2001. The increase was the result of lower notes receivable balances related to the sale of a business in 2001.

         Interest Expense. Interest expense decreased 33.4%, to $2.5 million, for the nine months ended September 30, 2002 from $3.8 million for the comparable period of 2001. For the three-month period ended September 30, 2002 the reduction was 14.1% to $1.0 million. The reduction was the result of lower interest rates.

         Other Income(Expense). Other income/(expense) decreased $1.2 million for the three month period ended September 30, 2002. The decrease was primarily the result of the recording of $1.0 million of fee income related to the arrangement of financing for SET Enterprises, Inc. in connection with its purchase of NMF and NMPM in 2001. For the nine months ended September 30, 2002 other income decreased $1.6 million due to the recording of the $1.0 million of fee income discussed above and the assignment of rights related to a prior acquisition of $0.6 million during 2001.

         Income Tax Expense. Income tax expense for the nine-month period ended September 30, 2002 increased 28.3%, or $0.5 million, to $2.4 million from $1.8 million for the comparable period in 2001. The third quarter expense increased 150.5% or $0.8 million to $0.3 million from $(0.5) million for the third quarter of 2001. The nine-month increase is primarily the result of higher pre-tax profit. The increase in the third quarter of 2002 compared to the same quarter of 2001 was due to increased earnings. In addition, the 2002 quarter included an accrual to return adjustment reducing income taxes by $0.4 million and the 2001 quarter included a $1.1 million reduction in taxes related to tax planning strategies.

         Net Earnings. As a result of the foregoing factors, net earnings for the nine-month period ended September 30, 2002 increased, including an extraordinary gain of $0.3 million, to $5.5 million from $2.6 million for the comparable period of the prior year, an increase of 108.7%. For the third quarter, net income increased 13.5% to $2.0 million from $1.7 million in the third quarter of 2001.

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

         The Company generated cash from operations of $9.2 million for the nine months ended September 30, 2002 compared to $2.6 million for the same period in 2001. Net cash provided by operations was primarily the result of net income, increased accounts payable, depreciation, decreased accounts receivable, and increased income taxes payable, which was partially offset by a decrease in accrued liabilities and an increase in inventories and prepaid expenses. Net cash used in investing activities of $6.8 million for the nine months ended September 30, 2002 was primarily due to purchases of property, plant and equipment, partially offset by the sale of property, plant and equipment. Financing activities provided cash of $2.2 million for the nine months ended September 30, 2002 primarily from net borrowings on the Company's Credit Facility.

         In February 2002, one of the Company's customers, National Steel, Inc. filed for Chapter 11 bankruptcy protection. The Company has a pre-petition account receivable in the amount of approximately $1.2 million. The Company is currently evaluating possible options for collection and has created a reserve of $0.7 million for the possible uncollectible amount of this receivable. This reserve was based on the Company's best estimate. The Company does not anticipate any loss of sales due to this event.

         The amount of the Company's revolving credit facility with Comerica Bank (the "Credit Facility") was $50 million at December 31, 2001, subsequently amended to $60.0 million in May 2002. The Credit Facility expires on November 30, 2002. The Company has a commitment from its lender on a new $60.0 million Credit Facility that will take effect in December 2002 and will expire in 2005. Therefore, the Company has reclassified its current Credit Facility from current liabilities to long-term liabilities. The Credit Facility is secured by the assets of Noble and its subsidiaries and provides for the issuance of up to $5.0 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for multi-currency loans. Borrowing options include a euro-currency rate or a base rate. Advances under the Credit Facility during the nine months ended September 30, 2002 bore interest at the rate of approximately 4.04% per annum. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on payment of dividends, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $25.0 million ($15 million under the new facility). The Company is in compliance with the terms of the Credit Facility. The Company currently guarantees $10.0 million of SET Enterprises, Inc.'s senior debt that matures in 2003. As of the date of this report, the Company does not believe the lender will call the guarantee.

         On April 22, 2002, the Company completed a sale and leaseback transaction of its Shelbyville, Kentucky facility to the Company's Chief Executive Officer. The sale price was $6.2 million which was equal to the book value of the property. The proceeds of the transaction were used to reduce the Company's debt under the Credit Facility. The lease has a term of five years and provides for monthly rent of $70,000. The sale price and rent amount were determined by the estimated fair value of the property and estimated prevailing lease rates for similar properties. Although the Company did not obtain an independent valuation of the property or the terms of the transaction, management believes the terms of the sale and leaseback were at least as favorable to Noble as terms that could have been obtained from an unaffiliated third party.

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


SUBSEQUENT EVENT

On October 4, 2002 the Company completed the sale of 925,000 shares of its common stock. The transaction provided net proceeds to the Company of $9.1 million. The Company used the proceeds to reduce its senior debt.


INFLATION

         Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had a material effect on its business over the past two years.



ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 8.2% of the total revenues for the nine months ended September 30, 2002 and 12.2% for the third quarter ended September 30, 2002. For the comparable periods in 2001 international revenues from the Company's foreign subsidiaries were 9.7% and 11.8%, respectively. The Company's primary foreign currency exposure is to the Canadian Dollar. The Company manages its exposure to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset.

         As of September 30, 2002 only 1.6% of the Company's long-lived assets are based in its foreign subsidiaries compared to 1.8% as of September 30, 2001. These assets are translated into U.S. Dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' equity. Accordingly, the Company's consolidated stockholders' equity will fluctuate depending on the weakening or strengthening of the U.S. Dollar against the respective foreign currency.

         The Company's financial results are affected by changes in U.S. and foreign interest rates. The Company does not hold financial instruments that are subject to market risk (interest rate risk and foreign exchange risk).



ITEM 4: DISCLOSURE CONTROLS

Within the 90-day period prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

           Inapplicable.


ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

           Inapplicable.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

           Inapplicable.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Inapplicable.


ITEM 5:  OTHER INFORMATION

           Inapplicable.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits

         99.1 Certification Pursuant to 18 U.S.C. 1350 of Robert J. Skandalaris.
         99.2 Certification Pursuant to 18 U.S.C. 1350 of David V. Harper.

(b) The following reports on Form 8-K were filed during the period ending September 30, 2002:

         (i) Report on Form 8-K filed on September 20, 2002, concerning the adjustment of the Company's diluted earnings per share for the six months ended June 30, 2002.
         (ii) Report on Form 8-K filed on September 23, 2002 concerning modifications to its underwriting agreement regarding the Company's convertible subordinated debt.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NOBLE INTERNATIONAL, LTD.


Dated:  November 14, 2002        By: /s/ DAVID V. HARPER
                                    -------------------------------------------
                                     David V. Harper,
                                     Vice President and Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                                   PURSUANT TO
               RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert J. Skandalaris, certify with respect to the Quarterly Report of Noble International, Ltd. on Form 10-Q for the quarterly period ended September 30, 2002 ("Report") that:

1. I have reviewed the Report;

2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

         c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002       By:/s/ ROBERT J. SKANDALARIS
                                 -------------------------------------
                                 Name: Robert J. Skandalaris
                                 Title:  Chief Executive Officer (Principal
                                 Executive Officer) of Noble International, Ltd.

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                                   PURSUANT TO
               RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David V. Harper, certify with respect to the Quarterly Report of Noble International, Ltd. on Form 10-Q for the quarterly period ended September 30, 2002 ("Report") that:

1. I have reviewed the Report;

2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

         c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002       By:/s/ DAVID V. HARPER
                                 --------------------------------------
                                 Name: David V. Harper
                                 Title:  Chief Financial Officer (Principal
                                 Financial Officer) of Noble International, Ltd.

                               10-Q EXHIBIT INDEX



EXHIBIT NO.        DESCRIPTION
EX-99.1            Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
