Form 10-K
period 2002-12-31
NOBLE INTERNATIONAL LTD
filed 2003-03-31
CIK 1034258

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-K


 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



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

    Title of each class                Name of each exchange on which registered
COMMON STOCK, $.001 PAR VALUE                    NASDAQ NATIONAL MARKET

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the shares of common stock, $.001 par value ("Common Stock") held by non-affiliates of the registrant as of June 28, 2002, was approximately $41.2 million based upon the average of the high and low sales prices for the Common Stock on the NASDAQ on such date.

         The number of shares of the registrant's Common Stock outstanding as of March 17, 2003 was 7,738,918.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2003 Annual Meeting to be held May 16, 2003 (the "2003 Proxy Statement").

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


                                TABLE OF CONTENTS

PART I............................................................................................................3

         Item 1.   Business.......................................................................................3
         Item 2.   Properties....................................................................................12
         Item 3.   Legal Proceedings.............................................................................12
         Item 4.   Submission of Matters to a Vote of Security Holders...........................................12

PART II..........................................................................................................13
         Item 5.   Market for the Company's Common Equity and Related Stockholder Matters........................13
         Item 6.   Selected Financial Data.......................................................................13
         Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
                   Operations....................................................................................15
         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....................................24
         Item 8.   Financial Statements and Supplementary Data...................................................25

Noble International, Ltd. and Subsidiaries Notes to Consolidated Financial Statements Fiscal
         Years 2000, 2001 and 2002...............................................................................33

PART III.........................................................................................................60
         Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
                   Disclosure....................................................................................60
         Item 10.  Directors and Executive Officers of the Registrant............................................60
         Item 11.  Executive Compensation........................................................................60
         Item 12.  Security Ownership of Certain Beneficial Owners and Management................................60
         Item 13.  Certain Relationships and Related Transactions................................................60
         Item 14.  Controls and Procedures.......................................................................61

PART IV..........................................................................................................62
         Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................62
         Schedule II - Valuation and Qualifying Accounts.........................................................62
         SIGNATURES..............................................................................................65

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Noble International Ltd., through its subsidiaries, is a full-service provider of tailored laser welded blanks for the automotive industry and a distributor of tooling components, and paint gauges to a variety of industrial markets. Noble's laser-welded blanks are manufactured from two or more blanks of varying thickness and sizes welded together utilizing automated laser assemblies, and are used by original equipment manufacturers or their suppliers in automobile body components like doors, fenders and hoods. Noble distributes Kipp(R), Elesa(R), Boutet and Brauer tooling components as well as proprietary paint and other gauges throughout North America.

         Noble operates four locations in Michigan, Kentucky and Canada. Executive offices are located at 28213 Van Dyke Ave, Warren, MI 48093, tel.
(586) 751-5600. Noble's common stock is traded on the NASDAQ National Market under the symbol NOBL. Additional information about the company, including SEC filings, can be found on its web site, www.nobleintl.com.

         Noble's fiscal year is the same as the calendar year. Thus any reference to a fiscal year in this Report should be understood to mean the period from January 1 to December 31 of that year.

HISTORY AND BUSINESS DEVELOPMENT

         Noble International, Ltd. ("Noble") was incorporated on October 3, 1993 in the State of Michigan. On June 29, 1999 Noble reincorporated in the State of Delaware. Since its formation in 1993, Noble has completed over two dozen significant acquisitions and divestitures (the "Acquisitions"). As used in this Annual Report (the "Report"), the term "Company" refers to Noble and its subsidiaries and their combined operations, after consummation of all the Acquisitions.

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

         On June 8, 2001, the Company acquired a 51% interest in SCO Logistics, Inc. ("SCOL"). SCOL is a provider of logistics management services to the bulk chemical industry. On October 1, 2001 the Company sold its interest in SCOL to the management of SCOL for $0.35 million.

         On December 18, 2001, the Company, through its wholly owned subsidiary NMG, purchased 81% of the outstanding capital stock of Noble Construction Equipment, Inc. ("NCE") (formerly known as Construction Equipment Direct, Inc. ("CED")), for $0.35 million in cash and stock valued at $0.35 million along with a call right to purchase the balance of the stock. On December 19, 2001, NCE purchased certain assets and assumed certain liabilities of Eagle-Picher Industries, Inc.'s construction equipment division for approximately $6.1 million in cash. On December 21, 2001, NMG exercised its call option and acquired the balance of the stock of NCE.

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

         On October 4, 2002, the Company completed a secondary offering of 925,000 shares of its $0.001 par value common stock. The net proceeds of $8.6 million were used to reduce the Company's long-term debt.

         On December 31, 2002, the Company, through its wholly-owned subsidiary NMG, completed the sale of NCE for $14.0 million. The transaction resulted in a gain of $0.174 million, net of tax. The proceeds were used to reduce the Company's long-term debt. The Company completed the transaction with an entity in which the Company's CEO and certain other officers have an interest. The Company obtained an independent fairness opinion regarding the transaction.

         Currently the Company's continuing operating subsidiaries are organized into two divisions based upon the products and services produced. These divisions include automotive (NMP, Noble Metal Processing - Kentucky, LLC ("NMPK") and Noble Metal Processing - Canada, Inc. ("NMPC")) and distribution (Monroe, PMP and PMD). The Company made the decision to exit the logistics (NLS-TX and NLS-CA, jointly "NLS") business in the fourth quarter of 2002 and has classified this operation as discontinued. On March 21, 2003 the Company completed the sale of NLS for approximately $11.0 million in cash and notes.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         See Note N of Notes to the Consolidated Financial Statements for information on the Company's operations by industry segment for the years ended December 31, 2000, 2001 and 2002.

NARRATIVE DESCRIPTION OF INDUSTRY SEGMENTS


CONTINUING OPERATIONS

         As of December 31, 2002 the Company had two primary businesses. The Company is a supplier of laser welded blanks to the automotive industry and a distributor of tooling components and paint gauges.


Automotive

         The Company, through NMP, NMPC and NMPK, is a supplier of automotive components and value-added services to the automotive industry. Customers include Original Equipment Manufacturers ("OEMs"), such as General Motors ("GM"), DaimlerChrysler AG ("DCX"), Ford Motor Company ("Ford"), BMW of North America LLC ("BMW"), Toyota Motor Corporation ("Toyota"), American Honda Motor Company, Inc. ("Honda") and Nissan North America, Inc. ("Nissan"), as well as other companies which are suppliers to OEMs ("Tier I suppliers"), such as Tower Automotive, Inc., AK Steel, Rouge Steel Company and Thyssen Steel Group Automotive, among others. The Company, as a Tier I and Tier II supplier, provides prototype design, engineering, laser welding of tailored blanks and other laser welding, and cutting services of automotive components. The Company's manufacturing facilities have been awarded both QS-9000 and ISO 14001 certifications.

         The process of laser welding involves the concentration of a beam of light, producing energy densities of 16 to 20 million watts per square inch, at the point where two metal pieces are to be joined. Laser welding allows rapid weld speeds with low heat input, thus minimizing topical distortion of the metal and resulting in ductile and formable welds that have mechanical properties comparable to, or in some cases superior to, the metal being welded. Laser welds provide improved performance as well as visual aesthetics, and allow significant automation of the welding process.

         Laser welding of blanks offers significant advantages over other blank welding technologies, including cost, weight and safety benefits. The Company has developed a technology and production process that the Company believes permits it to produce laser welded blanks more quickly and with higher quality and tolerance levels than its competitors. In 1995 and 2000, the UltraLight Steel Auto Body Consortium, a worldwide industry association of steel producers, commissioned a study which concluded that laser welded tailored blanks will play a significant role in car manufacturing in the next decade as the automotive industry is further challenged to produce lighter cars for better fuel economy, with enhanced safety features and lower manufacturing costs. In addition, the studies identified 21 potential applications for laser welding of tailored blanks per vehicle. The Company has identified nine additional potential applications.


Distribution

         The Company, through Monroe, PMP and PMD, distributes tooling components, including adjustable handles, hand wheels, plastic knobs, levers, handles, hydraulic clamps, drills, jigs and permanent magnets to various customers. Monroe's primary tooling component product line is Kipp(R) brand standard and heavy duty adjustable handles, representing approximately one-half of its tooling component sales. Monroe also distributes Elesa(R) brand high tensile plastic hand wheels, knobs, handles and levers, representing approximately one-quarter of tooling component sales. Although most tooling component products are sold off the shelf, Monroe does perform some light machining of parts for custom orders.

         Monroe is a distributor for Kipp(R) products and holds the U.S. patent rights to Kipp(R) adjustable handles. Monroe also holds non-exclusive rights to distribute Elesa(R), Boutet and Brauer products throughout North America.

         PMP and PMD manufacture and distributes products used in the paint and coatings industry. These proprietary products include paint measurement gauges and quick drying lamps.

         In November 2002 Monroe purchased the patent and rights to manufacture and distribute the Pocket Detector, a portable tint meter gauge, for approximately $0.2 million. The product is used to measure the amount of tint contained on a window. The most prominent market for the product is the automobile industry. All 50 states have laws regulating the amount of tint that can be applied to car windows.


DISCONTINUED OPERATIONS


Heavy Equipment

         NCE designed, engineered, manufactured and assembled all terrain fork trucks, truck mounted fork trucks, wheeled tractor scrapers and pull scrapers. These products are then sold to an established system of dealers throughout the United States, or are contract-built for customers like Caterpillar Inc. and Terex Corporation. All of the products are made to order based on the customers specifications.

         The Company made the strategic decision to exit this segment in the fourth quarter of 2002 in order to focus on its core automotive operations. NCE was sold in December 2002 for $14.0 million in cash. The Company completed the transaction with an entity in which the Company's CEO and certain other officers have an interest. The Company obtained an independent fairness opinion regarding the transaction.


Logistics

         NLS provided same day package delivery solutions to a wide variety of industries. Services included both dedicated contract services and scheduled routed services.

         In the fourth quarter of 2002, the Company made the strategic decision to exit the logistics business segment in order to focus on its core automotive segment and has classified this operation as discontinued. On March 21, 2003 the Company completed the sale of the logistics segment for approximately $11.0 million in cash and notes. The Company obtained an independent fairness opinion regarding the transaction.

DESIGN AND ENGINEERING

         The development of new automobile models or the redesign of existing models generally begins two to five years prior to the marketing of such models to the public. The Company's engineering staff typically works with OEM and Tier I engineers early in the development phase to design specific automotive body components for the new or redesigned models. The Company also provides other value-added services, such as prototyping, to its automotive customers.

         Internally, the Company's engineering and research staff designs and integrates proprietary laser welding systems using latest design techniques. These systems are for exclusive use by the Company and are not marketed or sold to third parties. Continued strategic investment in process technology is essential for the Company to remain competitive in the markets it serves, and the Company plans to continue to make appropriate levels of research and development expenditures.

MARKETING

         Automotive. The Company's sales and engineering staff is located in direct proximity to major customers. Typically, OEMs and Tier I suppliers conduct a competitive bid process to select laser welders for the parts that they will include in their end products. The Company's direct sales force, marketing and technical personnel work closely with OEM engineers to satisfy the OEMs' specific requirements. In addition, the Company's technical personnel will spend a significant amount of time assisting OEM engineers in product planning and integration of laser welded components in future automotive models.

         Distribution. The Company's tooling component, paint gauge and lamp products are sold through catalogs as well as through a network of regional distributors throughout North America, including Canada and Mexico. These distributors generally sell to industrial manufacturing companies. The

Company currently sells its Pocket Detector tint meter gauge directly to police agencies, state inspection sites, and entities that manufacture and apply tint film to automobiles.

RAW MATERIALS

         The raw materials required for the Company's automotive operations include rolled and coated steel and gases such as carbon dioxide and argon. The Company obtains its raw materials and purchased parts from a variety of suppliers. With the exception of Monroe's purchase of tooling components from Kipp(R) and Elesa(R), the Company does not believe that it is dependent upon any of its suppliers, despite concentration of purchasing of certain materials from a few sources, as other suppliers of the same or similar materials are readily available. The Company typically purchases its raw materials on a purchase order basis as needed and has generally been able to obtain adequate supplies of raw materials for its operations. The majority of the steel is purchased through OEMs steel buying programs. Under these programs the Company purchases the steel from specific suppliers and passes onto customers the steel price the customers negotiated with these steel suppliers. Although the Company does take ownership of the steel, the steel price risk is borne by the customer. Further, a portion of the automotive operations involves the toll processing of materials supplied by another Tier I customer, typically a steel manufacturer. Under these arrangements the Company charges a specified fee for operations performed without acquiring ownership of the steel.

PATENTS AND TRADEMARKS

         The Company owns a number of patents and trademarks related to its products and methods of manufacturing. The loss of any single patent or group of patents would not have a material adverse effect on the Company's business. The Company also has proprietary technology and equipment that constitute trade secrets, which it has chosen not to register in order to avoid public disclosure thereof. The Company relies upon patent and trademark law, trade secret protection and confidentiality or license agreements with its employees, customers and third parties to protect its proprietary rights.

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

         The Company's historical results of operations have generally not reflected typical cyclical or seasonal fluctuations in revenues and operating income. The acquisitions and disposition completed by the Company have resulted in a growth trend which may have masked the effect of typical seasonal fluctuations. There can be no assurance that the Company's business will continue its historical growth trend, or that it will conform to industry norms for seasonality in future periods.

CUSTOMERS

         In 2002, automotive industry customers accounted for 96% of the Company's consolidated net sales from continuing operations. The Company's remaining sales are to the tooling component, painting and coating industries. Two customers accounted for 40% and 24% of consolidated net sales, respectively, in 2002. The tooling component, painting and coating operations are generally not dependent on any one customer or group of customers.

COMPETITION

         The automotive component supply and tooling component industries are highly competitive. In the automotive segment the Company's primary competitors are TWB Company, Shiloh Industries Inc. and PowerLasers Ltd. Competition in this segment is based on many factors, including engineering, product design, process capability, quality, cost, delivery and responsiveness.

The Company believes that its performance record places it in a strong competitive position, although there can be no assurance that it can continue to compete successfully against existing or future competitors in each of the market segments it competes in.

         The tooling component industry is made of numerous competitors located throughout the world. Recently, strong new competitors, particularly from the Pacific Rim, have been able to gain market share due to lower manufacturing costs. In addition to product cost, other key competitive factors include quality, design, product availability and speed of delivery, engineering customization to customer specifications, and depth of product offerings. The Company believes its tooling products compete favorably on all dimensions and the Company continues to seek opportunities for new products and lower manufacturing costs in order to continue to remain competitive in the long run.

ENVIRONMENTAL MATTERS

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

EMPLOYEES

         As of December 31, 2002, the Company employed 589 people in its continuing operations. Of this total, 569 people were employed in the automotive sector, including 398 production employees, 50 independent production contractors and 122 managerial, research and administrative personnel. The distribution segment employed 19 people. The Company believes that its relations with its employees are satisfactory. One NMP plant elected to be represented by the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America ("UAW") in 1999 and a collective bargaining agreement was entered into in September 2000 with 161 employees. The plant has not been subject to a strike, lockout or other major work stoppage.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

         International operations are subject to certain additional risks inherent in conducting business outside the United States, such as changes in currency exchange rates, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action. Refer to Note N - Industry Segments in Notes to Consolidated Financial Statements.


RISK FACTORS

         The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects. Additionally, the following factors could cause the Company's actual results to differ materially from those reflected in any forward-looking statements of the Company. The factors identified here do not represent an exhaustive list of potential risks involved in our business that are beyond the Company's control.

         Outstanding Indebtedness. In order to finance its operations, including costs related to the consummation of various acquisitions, the Company has incurred substantial indebtedness. The Company's credit facilities are secured by substantially all of its assets as well as the assets of its subsidiaries. In addition to certain financial covenants, the Company's credit facilities restrict its ability to incur additional indebtedness or pledge assets. As of the date of this report, the Company is in compliance with all of the terms of its credit facilities. There can be no assurance, however, that the Company will be able to comply with the terms of its credit facilities in the future. The Company currently has a $46 million credit facility (the "Credit Facility") with Comerica Bank NA expiring in January 2006.

         Debt Service Obligations. The Company's business is subject to all of the risks associated with substantial leverage, including the risk that available cash may not be adequate to make required payments. The Company's ability to satisfy outstanding debt obligations from cash flow will be dependent upon its future performance and will be subject to financial, business and other factors, many of which may be beyond its control. In the event that the Company does not have sufficient cash resources to satisfy its repayment obligations, it would be in default, which would have a material adverse effect on its business. To the extent that the Company is required to use cash resources to satisfy interest payments to the holders of outstanding debt obligations, it will have fewer resources available for other purposes.

         Reliance on Major Customers. Sales to the automotive industry accounted for 96% of the Company's sales in 2002. In addition, the Company's automotive sales are highly concentrated among a few major OEMs and automotive suppliers. Thus, the loss of any significant customer could have a material adverse effect on the Company's business. As is typical in the automotive supply industry, the Company has no long-term contracts with any of its customers. The Company's customers provide annual estimates of their requirements, however, sales are made on a short-term purchase order basis. There is substantial and continuing pressure from the major OEMs and Tier I suppliers to reduce costs, including the cost of products purchased from outside suppliers. If in the future the Company is unable to generate sufficient production cost savings to offset price reductions, its gross margins could be adversely affected.

         Risks Relating to Acquisitions. The automotive component supply industry is undergoing consolidation as OEMs seek to reduce both their costs and their supplier base. Future acquisitions may be made in order to enable the Company to expand into new geographic markets, add new customers, provide new products, expand manufacturing and service capabilities and increase automotive model penetration with existing customers. There can be no assurance that the Company will be successful in identifying appropriate acquisition candidates or in successfully combining operations with such candidates if they are identified. It should be noted that any acquisitions could involve the dilutive issuance of equity securities or the incurrence of debt. In addition, acquisitions involve numerous other risks, including difficulties in assimilation of the acquired company's operations following consummation of the acquisition, the diversion of management's attention from other business concerns, risks of producing products we have limited experience with, the potential loss of key customers of the acquired company, and the ability of pre-acquisition due diligence to identify all possible issues that may arise with respect to products of the acquired company. All these acquisition risks could materially and adversely affect the financial performance of the Company.

Failure to Obtain Business on New and Redesigned Model Introductions. The Company's automotive product lines are subject to change as its customers, including both OEMs and Tier I suppliers, introduce new or redesigned products. The Company competes for new business both at the beginning of the development phase of new vehicle models, which generally begins two to five years prior to the marketing of such models to the public, and upon the redesign of existing models. The Company's sales would be adversely affected if the Company fails to obtain business on new models, or fails to retain or increase business on redesigned existing models, or if the Company's customers do not successfully introduce new products incorporating Company's products, or if market demand for these new products does not develop as anticipated.

Dependence on Continuous Improvement of Production Technologies. The Company's ability to continue to meet customer demands within its automotive operations with respect to performance, cost, quality and service will depend, in part, upon its ability to remain technologically competitive with its production processes. New automotive products are increasingly complex, require increased welding precision, use of various materials and have to be run at higher production speeds and with lower scrap ratio in order to reduce costs. The investment of significant additional capital or other resources may be required to meet this continuing challenge. If the Company is unable to improve its production technologies, it will lose business and possibly be forced to exit from the particular market.

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

         Industry Cyclicality and Seasonality. The automotive industry is highly cyclical and dependent on consumer spending. Economic factors adversely affecting automotive production and consumer spending could adversely impact the Company's business. In addition, the automotive component supply industry is somewhat seasonal. Our need for continued significant expenditures for capital equipment purchases, equipment development and ongoing manufacturing improvement and support, among other factors, make it difficult for us to reduce operating expenses in a particular period if our net sales for such period are not met, because a substantial component of our operating expenses are fixed costs. Generally, revenue and operating income increase during the second calendar quarter of each year as a result of the automotive industry's spring selling season, which is the peak sales and production period of the year. Revenue and operating income generally decreases during July and December of each year as a result of changeovers in production lines for new model years as well as scheduled OEM plant shutdowns for vacations and holidays.

         The Company's historical results of operations have generally not reflected typical cyclical or seasonal fluctuations in revenues and operating income. The acquisitions completed by the Company have resulted in a growth trend through successive periods which has masked the effect of typical seasonal fluctuations. There can be no assurance that the Company's business will continue its historical growth trend, that it will continue to be profitable or that it will conform to industry norms for seasonality in future periods.

         Risk of Labor Interruptions. Within the automotive supply industry substantially all of the hourly employees of the OEMs and many Tier I suppliers are represented by labor unions, and work pursuant to collective bargaining agreements. The failure of any of the Company's significant customers to reach agreement with a labor union on a timely basis, resulting in either a work stoppage or strike, could have a material adverse effect on the Company's business. During 1999, production workers at the Company's NMP facility in Michigan elected to be represented by the UAW. A collective bargaining agreement was entered into in September 2000 and expires in December 2003. Although this plant has never been subject to a strike, lockout or other major work stoppage, any such incident would have a material adverse effect on the Company's operating income.

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

         Impact of Environmental Regulation. The Company is subject to the requirements of federal, state and local environmental and occupational health and safety laws and regulations. Although the Company has made and will continue to make expenditures to comply with environmental requirements, these requirements are constantly evolving, and it is impossible to predict whether compliance with these laws and regulations may have a material adverse effect on the Company in the future. If a release of hazardous substances occurs on or from the Company's properties or from any of its disposals at offsite disposal locations, or if contamination is discovered at any of the Company's current or former properties, it may be held liable, and the amount of such liability could be material.

         Dependence on Key Personnel. The Company's operations are dependent upon its ability to attract and retain qualified employees in the areas of engineering, operations and management, and are greatly influenced by the efforts and abilities of Robert J. Skandalaris, Chairman and Chief Executive Officer, and its other executive officers. The Company has an employment agreement with Mr. Skandalaris and several other officers. The Company does not maintain key-person life insurance on its executives.

         Control by Existing Stockholders. Robert J. Skandalaris owns and/or controls approximately 34.9% of the outstanding Common Stock. As a result, Mr. Skandalaris is able to exert significant influence over the outcome of all matters submitted to a vote of the Company's stockholders, including the election of directors, amendments to the Company's Certificates of Incorporation and approval of significant corporate transactions. Such consolidation of voting power could also have the effect of delaying, deterring or preventing a change in control that might be beneficial to other stockholders.

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

         Shares Eligible for Future Sale. The Company cannot predict the effect that future sales of Common Stock will have on the market price of the Common Stock. Sales of substantial amounts of Common Stock, or the perception that such sales could occur, could adversely affect the market price of the Common Stock. Approximately 3,020,643 of the shares of Common Stock currently issued and outstanding are "restricted securities" as that term is defined under Rule 144 under the Securities Act of 1933 and may not be sold unless they are registered or unless an exemption from registration, such as the exemption provided by Rule 144, is available. All of these restricted securities are currently eligible for resale pursuant to Rule 144, subject in most cases to the volume and manner of sale limitations prescribed by Rule 144.

         Possible Volatility of Trading Price. The trading price of the Common Stock could be subject to significant fluctuations in response to, among other factors, variations in operating results, developments in the automotive industry, general economic conditions, fluctuations in interest rates and changes in securities analysts' recommendations regarding the Company's securities. Such volatility may adversely affect the market price of our common stock.

         The Failure of SET Enterprises, Inc. could materially adversely affect our financial condition. In February 2001, the Company sold two of our non-core subsidiaries to SET Enterprises, Inc., a qualified minority business enterprise providing metal processing services to the automotive OEMs. The Company currently holds a $7.6 million in face value of non-convertible, non-voting preferred stock of SET, subject to mandatory redemption in 2007, and a guarantee of $10.0 million of SET's senior debt, scheduled to mature in June 2003, incurred in connection with its purchase of our subsidiaries. Due to the amounts invested in the Company's relationship with SET, the failure of SET's business could materially adversely affect our financial condition if it resulted in SET's inability to redeem our preferred stock upon maturity, to pay our accounts receivable and to pay its senior debt resulting in our guarantee.


ITEM 2. PROPERTIES

         As of December 31, 2002, the Company's automotive business operated two production facilities in the United States and one facility in Canada. These facilities are used for multiple purposes and range in size from 80,000 square feet to 524,000 square feet, with an aggregate of approximately 738,000 square feet. These production facilities are leased under operating leases with expiration dates ranging from 2005 to 2016.

         The Company's distribution division operations are run through four facilities with an aggregate of approximately 15,000 square feet. One of the four facilities, approximately 10,000 square feet is owned; the remaining facilities are leased under operating leases with expiration dates ranging from 2003 to 2015.

         The Company owns three properties totaling approximately 65,000 square feet that it has classified as held for sale and owns one property totaling 240,000 square feet that is rented to a third party.

         None of the Company's facilities, other than those that are currently held for sale, is materially underutilized. Management believes that all of the Company's property and equipment, owned or leased, is in good, working condition, is well maintained and provides sufficient capacity to meet the Company's current and expected manufacturing and distribution needs.


ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings, other than routine litigation incidental to its business, none of which is material.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted for a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the NASDAQ National Market under the symbol NOBL. Prior to June 30, 1998 the common stock traded on AMEX under the symbol NIL. The following table sets forth the range of high and low sales prices for the common stock for each period indicated:

                                          HIGH               LOW
                                         -------           -------
FY 2001
     First Quarter                       $6.00             $ 4.19
     Second Quarter                       6.84               4.00
     Third Quarter                        7.84               4.74
     Fourth Quarter                       8.20               4.85

FY 2002
     First Quarter                      $14.50             $ 7.91
     Second Quarter                      16.00              10.45
     Third Quarter                       11.69               8.65
     Fourth Quarter                      11.10               6.41


         As of March 17, 2003 there were approximately 75 record holders and approximately 2,380 beneficial owners of the Company's common stock.


Dividends

         During the fiscal years ending December 31, 2001 and 2002, the Company paid $1.995 million and $2.247 million in dividends, respectively. The dividend payments were made pursuant to resolutions of the Board of Directors in May 2001, February 2002 and May 2002 to pay regular quarterly cash dividends of $0.075 and $0.08 per share respectively.


ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data as of and for each of the five fiscal years in the period ended December 31, 2002 is derived from the audited financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." Numbers in the consolidated statement of operations below are in millions and are subject to rounding.

                                                                                     DECEMBER 31,
                                                       ----------------------------------------------------------------------
                                                          1998          1999          2000            2001           2002
                                                       ----------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS:                         (Dollars in millions, except share and per share data)
Net sales                                              $     60.3    $     85.3    $     88.0      $     75.1     $    125.2
Cost of sales                                                40.6          56.4          64.5            57.3          104.9
                                                       ----------    ----------    ----------      ----------     ----------
   Gross Margin                                              19.7          28.9          23.5            17.8           20.4
Selling, general and administrative                          11.8          15.8          18.9             9.6           10.7
Bad debt expense                                              -             -             -               0.1            1.2
                                                       ----------    ----------    ----------      ----------     ----------
   Operating profit                                           7.9          13.1           4.6             8.2            8.5
Interest income                                               -             -             -               1.6            1.0
Interest expense                                             (0.8)         (1.8)         (1.8)           (2.3)          (0.9)
Expense related to Litigation award                           -             -             -               -             (1.1)
Other, net                                                    -             0.3           0.3             1.6           (0.9)
                                                       ----------    ----------    ----------      ----------     ----------
Earnings from continuing operations before income taxes
     minority interest and extraordinary item                 7.0          11.6           3.1             9.2            6.5
Minority interest                                             0.1           -             -               -              -
Income tax expense                                            2.7           4.3           1.3             2.9            1.9
                                                       ----------    ----------    ----------      ----------     ----------
   Earnings from continuing operations before
     extraordinary item                                       4.3           7.3           1.9             6.2            4.6
Earnings (loss) from discontinued operations                  0.1          (0.5)         (0.8)           (2.1)         (17.9)
Gain on sale of discontinued operations                       -             -            10.0             -              0.2
                                                       ----------    ----------    ----------      ----------     ----------
Earnings (loss) before extraordinary item                     4.4           6.8          11.1             4.1          (13.2)
Extraordinary item (1) (2) (3)                                0.6           -            (0.3)            1.6            0.3
                                                       ----------    ----------    ----------      ----------     ----------
Net earnings (loss)                                    $      5.0    $      6.8    $     10.8      $      5.7     $    (12.8)
                                                       ==========    ==========    ==========      ==========     ==========

BASIC EARNINGS (LOSS) PER COMMON SHARE:
   Earnings per common share from continuing
     operations before extraordinary item              $     0.59    $     1.01    $     0.26      $     0.94     $     0.65
   Earnings (loss) per common share from discontinued
     operations before extraordinary item                    0.02         (0.07)         1.30           (0.32)         (2.53)
   Extraordinary item (1) (2) (3)                            0.09           -           (0.04)           0.24           0.05
                                                       ----------    ----------    ----------      ----------     ----------
Basic earnings (loss) per common share                 $     0.70    $     0.94    $     1.52      $     0.85     $    (1.84)
                                                       ==========    ==========    ==========      ==========     ==========

Basic weighted average common shares outstanding        7,161,872     7,192,328     7,112,311       6,626,212      6,995,153
                                                       ==========    ==========    ==========      ==========     ==========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
   Earnings per common share from continuing
     operations before extraordinary item              $     0.58    $     0.92    $     0.25      $     0.90     $     0.64
   Earnings (loss) per common share from discontinued
     operations before extraordinary item                    0.02         (0.05)         1.28           (0.27)         (2.48)
   Extraordinary item (1) (2) (3)                            0.08           -           (0.04)           0.20           0.04
                                                       ----------    ----------    ----------      ----------     ----------
Diluted earnings (loss) per common share               $     0.68    $     0.87    $     1.49      $     0.82     $    (1.80)
                                                       ==========    ==========    ==========      ==========     ==========
Diluted weighted average shares outstanding             7,304,148     8,530,981     7,234,786       7,776,451      7,158,982
                                                       ==========    ==========    ==========      ==========     ==========

OTHER FINANCIAL INFORMATION
EBITDA from continuing operations (4)                  $     12.2    $     19.6    $     12.1      $     17.2     $     13.4
CASH FLOW PROVIDED BY (USED IN):
   Continuing operations                                      8.2          10.6          11.6             0.5            7.9
   Discontinued operations                                  (42.1)        (23.4)         (2.5)           (0.1)          (4.2)
   Investing activities                                     (26.2)        (16.2)         47.4             9.5            5.2
   Financing activities                                      59.3          28.8         (56.1)           (9.8)          (8.5)
CONSOLIDATED BALANCE SHEET:
   Total assets                                             136.4         174.8         145.1           156.9          130.0
   Net assets held for sale                                  44.3          67.2          32.5            37.7           10.4
   Working capital (deficiency)                              46.9          72.0           9.3           (36.4)           8.6
   Total debt                                                88.7         118.1          73.7            71.3           57.7
   Stockholders' equity                                      32.3          39.9          43.8            47.4           42.1

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

(2) An after-tax extraordinary gain of $1.6 million was recorded in 2001 in connection with the Company's acquisition by NCE of certain assets of Eagle-Picher, Inc.'s construction equipment division. This gain was the result of the implementation of Financial Accounting Standards Board ("FASB") Statement No. 141, "Business Combinations" which requires the excess of the fair value of acquired net assets over the cost associated with an acquisition be recognized as an extraordinary gain in the period in which the transaction occurs. In December 2002 this segment was sold for $14.0 million.

(3) In 2002, the Company closed the allocation period regarding the acquisition of NCE and recognized a $0.315 million after-tax extraordinary gain on the transaction resulting from certain post-closing working capital adjustments.

(4) EBITDA from continuing operations represents income from continuing operations before income taxes, plus interest expense and depreciation and amortization expense. EBITDA is not presented as, and should not be considered, an alternative measure of operating results or cash flows from operations (as determined in accordance with generally accepted accounting principles), but is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. While commonly used, however, EBITDA is not identically calculated by companies presenting EBITDA and is, therefore, not necessarily an accurate means of comparison, and may not be comparable to similarly titled measures disclosed by the Company's competitors.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following management's discussion and analysis of financial condition and results of continuing operations should be read in conjunction with the Company's consolidated financial statements and notes, and other information thereto included elsewhere in this Report.

GENERAL

         Noble International Ltd., through its subsidiaries, is a full-service provider of tailored laser welded blanks for the automotive industry and a distributor of tooling components and paint gauges to a variety of industrial markets. On December 31, 2002 the Company completed the sale of its heavy equipment segment for $14.0 million in cash to a related party. This segment has been classified as discontinued. In the fourth quarter of 2002 the Company made the strategic decision to exit the logistics business and has classified this segment as discontinued. The sale of the logistics segment was completed on March 21, 2003 for approximately $11.0 million in cash and notes. The Company's fiscal year is equivalent to the calendar year. The following discussion relates to the Company's continuing operations.


Automotive

         The Company is a leading supplier of automotive components and value-added services to the automotive industry. Customers include Original Equipment Manufacturers ("OEMs"), such as General Motors ("GM"), DaimlerChrysler AG ("DCX"), Ford Motor Company ("Ford"), BMW of North America LLC ("BMW"), Toyota Motor Corporation ("Toyota"), American Honda Motor Company, Inc. ("Honda") and Nissan North America, Inc. ("Nissan"), as well as other companies which are suppliers to OEMs ("Tier I suppliers"), such as Tower Automotive, Inc., AK Steel, Rouge Steel Company and Thyssen Steel Group Automotive, among others. The Company, as a Tier I and Tier II supplier, provides prototype design, engineering, laser welding of tailored blanks and other laser welding, and cutting services of automotive components. The Company's manufacturing facilities have been awarded both QS-9000 and ISO 14001 certifications.


Distribution


         The Company, through Monroe, PMP and PMD, distributes tooling components, including adjustable handles, hand wheels, plastic knobs, levers, handles, hydraulic clamps, drills, jigs and permanent magnets to various customers. Monroe's primary tooling component product line is Kipp(R) brand standard and heavy duty adjustable handles, representing approximately one-half of its tooling component sales. Monroe also distributes Elesa(R) brand high tensile plastic hand wheels, knobs, handles and levers, representing approximately one-quarter of tooling component sales. Although most tooling component products are sold off the shelf, Monroe does perform some light machining of parts for custom orders.


         PMP and PMD manufactures and distributes products used in the paint and coatings industry. These proprietary products include paint measurement gauges and quick drying lamps.

RESULTS OF OPERATIONS

         To facilitate analysis, the following table sets forth certain financial data for the Company:

                      (In thousands of dollars, except data in percent)
-------------------------------------------------------------------------------------------------
                                                                        Fiscal Year
                                                            2000           2001          2002
-------------------------------------------------------------------------------------------------
Net sales                                                $   87,955     $   75,110    $  125,228
Cost of sales                                                64,457         57,268       104,859
                                                         ----------     ----------    ----------
   Gross margin                                              23,498         17,842        20,369
Selling, general and administrative expenses                 18,852          9,553        10,673
Bad debt expense                                                -               53         1,216
                                                         ----------     ----------    ----------
   Operating profit                                           4,646          8,236         8,480
Interest income                                                   5          1,586           978
Interest expense                                             (1,786)        (2,277)         (928)
Expense related to litigation                                   -              -          (1,098)
Other income (expense), net                                     278          1,617          (935)
                                                         ----------     ----------    ----------
   Earnings from continuing operations before taxes           3,143          9,162         6,497
Income tax expense                                            1,251          2,936         1,935
                                                         ----------     ----------    ----------
   Earnings from continuing operations before
        extraordinary item                                    1,892          6,226         4,562
(Loss) from discontinued operations                            (791)        (2,131)      (17,896)
Gain on sale of discontinued operations                      10,044            -             174
                                                         ----------     ----------    ----------
Earnings (loss) before extraordinary item                    11,145          4,095       (13,160)
Extraordinary item                                             (304)         1,567           315
                                                         ----------     ----------    ----------
Net earnings (loss)                                          10,841          5,662       (12,845)
Preferred stock dividends                                        49             27            10
                                                         ----------     ----------    ----------
Net earnings (loss) on common shares                     $   10,792     $    5,635    $  (12,855)
                                                         ==========     ==========    ==========

As a percentage of sales:
   Gross margin from continuing operations                     26.7%          23.8%         16.3%
   Operating profit from continuing operations                  5.3%          11.0%          6.8%


Fiscal 2002 vs. Fiscal 2001

         Net Sales. Net sales from continuing operations increased by $50.1 million, or 66.7%, to $125.2 million for the year ended December 31, 2002 from $75.1 million for the year ended December 31, 2001. The increase in sales is attributable to increased revenue from the automotive segment. The automotive segment increased revenues by $50.1 million, or 70.9%, to $120.8 million in fiscal 2002 from $70.7 million in fiscal 2001. These increases were primarily the result of increased value-added sales resulting from the utilization of laser-welded components on more vehicle models and platforms. In addition, the automotive segment's revenue was positively impacted by increased steel sales.

         Cost of Sales. Cost of sales from continuing operations increased by $47.6 million, or 83.1%, to $104.9 million for the year ended December 31, 2002 from $57.3 million for the year ended December 31, 2001. This increase in cost of sales was primarily attributable to increased production volume within the Company's automotive segment related to value added services and steel. As a percentage of net sales, cost of sales increased to 83.7% in fiscal 2002 from 76.2% in 2001. This increase in cost of sales as a percentage of net sales was primarily the result of increased steel sales in the automotive segment as it transitioned to a full service supplier from a toll processor.

         Gross Margin. Gross margin from continuing operations increased $2.5 million, or 14.2%, to $20.4 million for the year ended December 31, 2002 from $17.8 million for the year ended December 31, 2001. As a percentage of sales, gross margin decreased from 23.8% in fiscal 2001 to 16.3% in 2002. The increase in gross margin from continuing operations was primarily the result of higher net sales at the automotive segment. As a percentage of sales, the gross margin decline was primarily the result of increased steel sales within the automotive segment which has lower margins than the value-added business.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) from continuing operations increased by $1.1 million, or 11.7%, to $10.7 million for the year ended December 31, 2002 from $9.6 million for the year ended December 31, 2001. As a percentage of sales, SG&A declined from 12.7% in fiscal 2001 to 8.5% in 2002. The decrease as a percent of sales was primarily due to expense containment within all operating segments. In addition, 2001 includes approximately $1.0 million of goodwill amortization.

         Bad Debt Expense. The Company historically has not experienced payment defaults from its customers and has not had significant bad debt expense. In fiscal 2001, the Company expensed $0.1 million for such accounts. In fiscal 2002, however, the bankruptcy of National Steel resulted in the Company recording bad debt expense of approximately $1.2 million related to accounts receivable with National Steel.

         Operating Profit. As a result of the foregoing factors, operating profit from continuing operations increased $0.2 million, or 3.0%, to $8.5 million for the year ended December 31, 2002 from $8.2 million for the year ended December 31, 2001. As a percentage of sales, operating profit declined to 6.8% in fiscal 2002 from 11.0% in fiscal 2001. The decline, as stated earlier, was primarily the result of lower operating margin from steel sales, the higher proportion of steel sales in net sales for fiscal 2002 and bad debt expense.

         Interest Expense. Interest expense from continuing operations decreased $1.3 million, or 59.3%, to $0.9 million for the year ended December 31, 2002 from $2.3 million for the year ended December 31, 2001. The higher interest expense in fiscal 2001 was primarily due to higher interest rates and borrowings.

         Interest Income. Interest income from continuing operations decreased $0.6 million in fiscal 2002 to $1.0 million from $1.6 million in fiscal 2001. The decrease was due to lower interest rates as well as lower notes receivable balances related to the sale of NMF and NMPM.

         Expense Related to Litigation. In fiscal 2002 the Company recorded a $1.1 million charge related to litigation. The Company recorded a charge as a result of tax-related litigation related to the Company's acquisition of its automotive operations in 1997. Through arbitration, the seller was awarded approximately $1.1 million.

         Other Income/(Expense). Other income from continuing operations declined by $2.6 million, from $1.6 million income in fiscal 2001 to an (expense) of $0.9 million in fiscal 2002. Other income in 2001 was higher due to a one-time fee related to the arrangement of financing for SET. Included in other expense for 2002 is the write-down of certain real-estate assets held for sale of $0.9 million.

         Income Tax Expense. Income tax expense related to continuing operations decreased $1.0 million, or 34.1%, to $1.9 million for the year ended December 31, 2002 from $2.9 million in 2001. This decrease was primarily due to lower earnings from continuing operations before income taxes and a $1.1 million tax expense in 2001 related to the sale of assets. The 2002 income tax expense amount includes a valuation allowance of $0.5 million against available tax credit carry forwards.


         Net Earnings. As a result of the foregoing factors, net earnings from continuing operations before extraordinary item decreased $1.7 million, or 26.7%, to $4.6 million for the year ended December 31, 2002 from $6.2 million for the year ended December 31, 2001.


         Extraordinary Item. In fiscal 2002, the Company closed the allocation period regarding the acquisition of NCE and recognized a $0.3 million after-tax extraordinary gain on the transaction resulting from certain post-closing working capital adjustments. On December 31, 2002 the Company completed the sale of NCE for $14.0 million.


Fiscal 2001 vs. Fiscal 2000


         Net Sales. Net sales from continuing operations decreased by $12.8 million, or 14.6%, to $75.1 million for the year ended December 31, 2001 from $88.0 million for the year ended December 31, 2000. When adjusted for businesses sold in fiscal 2001, NMF and NMPM, revenue from continuing operations increased by $28.6 million, or 65.0%. The increase in sales was primarily attributable to the Company's automotive segment, which increased revenues by $28.5 million, or 71.5%, to $68.4 million from $39.9 million in fiscal 2000, when adjusted for the sale of NMF and NMPM. This increase in revenue was the result of increased acceptance of the Company's laser welding technology on new and redesigned model platforms, as well as increased steel sales when compared to 2000.


         Cost of Sales. Cost of sales from continuing operations decreased by $7.2 million, or 11.2%, to $57.3 million for the year ended December 31, 2001 from $64.5 million for the year ended December 31, 2000. When adjusted for the sale of NMF and NMPM during fiscal 2001, cost of sales increased $26.5 million, or 93.3%. This increase in cost of sales was primarily attributable to increased production volume within the Company's automotive segment related to value added services and steel. As a percentage of net sales, cost of sales increased to 76.2% in fiscal 2001 from 73.3% in 2000. This increase in cost of sales as a percentage of net sales was primarily the result of increased steel sales in the automotive segment as it transitions to a full service supplier from a toll processor.


         Gross Margin. Gross margin from continuing operations decreased $5.7 million, or 24.1%, to $17.8 million for the year ended December 31, 2001 from $23.5 million for the year ended December 31, 2000. When adjusted for the sale of NMF and NMPM, gross margin decreased $2.1 million or 13.5% in fiscal 2001. As a percentage of sales, gross margin decreased from 26.7% in fiscal 2000 to 23.8% in 2001. The decrease in gross margin from continuing operations was primarily the result of the decreased net sales from continuing operations due to the sale of NMF and NMPM in 2001. Adjusting for the sale of NMF and NMPM, gross margin from continuing operations decreased from 35.5% in fiscal 2000 to 24.4% in fiscal 2001. As a percentage of sales, the gross margin decline was primarily the result of increased steel sales within the automotive segment.


         Selling, General and Administrative Expenses. The Company's SG&A from continuing operations decreased $9.3 million, or 49.3%, to $9.6 million for the year ended December 31, 2001 from $18.9 million for the year ended December 31, 2000. When adjusted for the sale of NMF and NMPM, SG&A decreased $5.1 million, or 35.0%. The decrease was primarily due to lower expenses within the Company's automotive segment. As a percent of sales, SG&A declined from 21.4% in 2000 to 12.7% in 2001. Adjusted for the sale of NMF and NMPM, SG&A as a percent of sales declined from 33.0% in 2000 to 13.0% in 2001.


         Bad Debt Expense. The Company historically has not experienced payment defaults from its customers and thus has not incurred significant bad debt expense. In fiscal 2001, the Company recorded $0.1 million for bad debt.

         Operating Profit. As a result of the foregoing factors, operating profit from continuing operations increased $3.6 million, or 77.3%, to $8.2 million for the year ended December 31, 2001 from $4.6 million for the year ended December 31, 2000. When adjusted for the sale of NMF and NMPM, operating profit increased by $7.2 million, or 641.3%, in fiscal 2001. As a percent of sales, operating profit from continuing operations increased from 5.3% in fiscal 2000 to 11.0% in 2001. Adjusting for the sale of NMF and NMPM, operating profit from continuing operations as a percent of sales increased from 2.5% in fiscal 2000 to 11.4% in fiscal 2001.


         Interest Expense. Interest expense increased $0.5 million, or 27.5%, to $2.3 million for the year ended December 31, 2001 from $1.8 million for the year ended December 31, 2000. The increase in interest expense was primarily due to increased borrowings in fiscal 2001 related to the temporary financing of the sale of NMF and NMPM during the first and second quarters, and investments in property plant and equipment.


         Interest Income. Interest income was negligible in fiscal 2000. For the year ended December 31, 2001 interest income was $1.6 million, primarily the result of the temporary financing by the Company of the sale of NMF and NMPM during the first and second quarters of 2001, as well as a note receivable related to the same transaction.


         Other Income. Other income increased by $1.3 million to $1.6 million for the year ended December 31, 2001 from $0.3 million for the period ended December 31, 2000. This increase is primarily the result of the assignment of rights related to a prior acquisition for $0.6 million and the recording of fee income of $1.0 million related to the arrangement of financing for SET in connection with its purchase of NMF and NMPM in fiscal 2001.


         Income Tax Expense. Income tax expense related to continuing operations increased $1.7 million, or 134.7%, to $3.0 million for the year ended December 31, 2001 from $1.3 million in 2000. This increase was primarily due to increased sales and earnings from continuing operations before tax. In addition, the Company incurred a one-time income tax charge of $1.1 million in connection with the difference between the book and tax basis from the sale of NMF and NMPM in 2001. The Company also recorded a one-time reduction in income tax expense primarily from the utilization of foreign tax credits against federal income tax expense.


         Net Earnings. As a result of the foregoing factors, net earnings from continuing operations before extraordinary item increased $4.3 million, or 229.1%, to $6.2 million for the year ended December 31, 2001 from $1.9 million for the year ended December 31, 2000. As a percent of sales, net earnings from continuing operations before extraordinary item increased from 2.2% in fiscal 2000 to 8.3% in 2001.


         Extraordinary Item. An after-tax extraordinary gain, related to discontinued operations, of $1.6 million was recorded in connection with the Company's acquisition, through NCE, of certain assets of Eagle-Picher, Inc.'s construction equipment division. This gain was the result of the implementation of SFAS 141, which requires the excess of the fair value of acquired net assets over the cost associated with an acquisition to be recognized as an extraordinary gain in the period in which the transaction occurs.


Liquidity and Capital Resources


         The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equity and debt financings and loans from stockholders. Working capital needs and capital equipment requirements in the continuing operations have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. Anticipated increases in required working capital and capital equipment expenditures are expected to be met from cash flow from operations, equipment financing and borrowings under a credit facility. As of December 31, 2002, the Company had a working capital surplus of approximately $8.6 million. The Company completed the sale of NCE on December 31, 2002 which resulted in cash received of $14.0 million. The Company completed the transaction with an entity in which the Company's CEO and certain other officers have an interest. The Company obtained an independent fairness opinion regarding this transaction. This cash was applied to the reduction in borrowings under the Company's Credit Facility.

         The Company generated cash from continuing operations of $7.9 million for the year ended December 31, 2002. Net cash generated by continuing operating activities was primarily the result of net earnings, plus non-cash expense such as depreciation expense and increases in accounts payable and accrued liabilities. This was partially offset by increases in deferred income taxes, accounts receivable, inventories and prepaid expenses. The significant increase in the deferred income taxes of $6.4 million is primarily the result of impairment related to the logistics business. The increase in accounts payable of $3.1 million is related to increased volume at the automotive segment. Discontinued operations used cash in the amount of $4.2 million for fiscal 2002.


         The Company generated cash from investing activities of $5.2 million for the year ended December 31, 2002. This was primarily the result of the sale of NCE for $14.0 million as well as the sale of fixed assets of $5.7 million, offset by purchases of fixed assets of $14.5 million.


         The Company used $8.5 million in cash flow from financing activities for the year ended December 31, 2002, primarily for payments on bank borrowings as discussed below. The Company made payments on long-term debt of $13.7 million; paid dividends of $2.2 million and issued common stock through a secondary offering for net proceeds of $8.6 million.


         The Company maintains a secured Credit Facility with Comerica Bank N.A. The amount of the facility was $46.0 million on December 31, 2002, and has an expiration date of January 2006. As of December 31, 2002 the Credit Facility had a balance of $37.4 million (See Note F of Notes to Consolidated Financial Statements). The Credit Facility consists of two loans. The first is an $18.0 million revolving loan with a formula based on the Company's assets in the determination of available credit. The second is a term loan of $28.0 million. The Company makes monthly principal payments of $0.389 million on the term loan. The Credit Facility is secured by assets of the Company and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for multi-currency loans. Borrowing options include a Eurocurrency rate, or a base rate. Advances under the facility bore interest at an effective rate of approximately 4.7% and 3.98% as of December 31, 2001 and 2002, respectively. Costs of originating the Credit Facility of $1.0 million are being amortized over three years. The unamortized balance of origination costs is $1.0 million at December 31, 2002 and is included in other assets. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $15 million.


         The Company guarantees $10.0 million of SET's senior debt in connection with its sale of NMF and NMPM to SET. The Company would be required to perform under the guarantee if SET was unable to repay or renegotiate its credit facility. The maximum amount the Company would be required to pay is $10.0 million. The Company does not currently carry a liability for this guarantee. The guarantee is unsecured and the Company would be entitled to the proceeds from any liquidation after the senior debt lender had been paid in full.


         The Company has from time to time been in violation of certain of its financial debt ratio covenants and covenants relating to the issuance of preferred stock and the payment of preferred and common stock dividends, requiring it to obtain waivers of default from its lenders. At December 31, 2002 the Company is in compliance with all of its financial debt covenants under the Credit Facility.


         On July 31, 1998 and concluding August 10, 1998 the Company closed a private offering of 6% Convertible Subordinated Debentures (the "Debentures") for gross proceeds of $20.76 million. The proceeds were used to reduce the amount of outstanding advances under the Credit Facility. The Debentures mature on July 31, 2005 and interest is payable on January 31 and July 31 of each year; provided, however, that for the first three years, in lieu of cash interest, additional Debentures were issued. During the years ended December 31, 1999, 2000, and 2001 the Company issued $1.2 million, $1.1 million and $1.0 million, respectively, in additional Debentures as payment of interest. The Debentures are unsecured obligations of the Company which may be redeemed by the Company during the twelve months beginning July 31, 2002 at 102.5% of the principal amount (plus accrued interest) and at 101% and 100.5% during each 12 month period following. Commencing November 30, 1998, the Debentures became convertible into Common Stock at $14.3125 per share (subject to adjustment). Beginning January 31, 2004 and on each July 31 and January 31 thereafter, the Company is required to redeem for cash 25% of the outstanding principal amount of the Debentures through the maturity date. During 2001, the Company redeemed $1.1 million of debentures for $0.35 million in cash and 50,000 shares of the Company's Common Stock. Offering costs of $1.114 million on the original issuance are being amortized over seven years. The unamortized balance of offering costs is $0.316 million at December 31, 2002 and is included in other assets.


         On December 16, 1998 and concluding December 22, 1998 the Company closed a private offering of Junior Subordinated Notes (the "Junior Notes"), together with 105,000 warrants to purchase shares of Common Stock of the Company at an exercise price of $10.00 per share expiring on the maturity date, for gross proceeds of $3.5 million with $.141 million, or $1.34 per share, attributable to the warrants. The proceeds were used to reduce the Credit Facility. The Junior Notes have not been registered under the Securities Act of 1933 and were sold to qualified investors as part of a private offering pursuant to Regulation D of a maximum of $10 million in principal amount of Junior Notes. The Junior Notes are unsecured obligations of the Company, which may be redeemed by the Company upon five days prior notice without penalty or premium. The Junior Notes mature on December 1, 2003 and were therefore classified as current maturities of long-term debt on the consolidated balance sheet as of December 31, 2002. Interest is payable on June 1 and December 1 of each year at a stated rate of 7% and an effective rate of 8%. Offering costs of $.199 million are being amortized over five years. The unamortized balance of offering costs is $0.034 million at December 31, 2002 and is included in other assets.


         On April 22, 2002, the Company completed a sale and leaseback transaction of its Shelbyville, KY facility to the Company's Chief Executive Officer. The sale price was $6.2 million which was equal to the book value of the property. The proceeds of the transaction were used to reduce the Company's debt under its current credit facility. The lease has a term of five years and provides for monthly rent of $70,000. The sale price and rent amount were determined by the estimated fair value of the property and estimated prevailing lease rates for similar properties. Although the Company did not obtain an independent valuation of the property or the terms of the transaction, it believes the terms of the sale and leaseback were at least as favorable to Noble as terms that could have been obtained from an unaffiliated third party. The Company has accounted for this lease as an operating lease.


         The liquidity provided by the Company's existing and anticipated credit facilities, combined with cash flow from continuing operations is expected to be sufficient to meet currently anticipated working capital and capital expenditure needs and for existing debt service for at least 12 months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such twelve-month period. In addition, the Company continues to evaluate, as part of its business strategy, and may pursue future growth through opportunistic acquisitions of assets or companies involved in the automotive component supply and distribution industries, which acquisitions may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.


         The Company's off balance sheet financing consists primarily of operating leases for equipment and property. These leases have terms ranging from a month-to-month basis to fourteen years. In 2002, lease expense was approximately $3.6 million. From 2003 through 2007 and thereafter the Company will make contractual minimum lease payments as well as short and long-term debt payments as follows (in thousands):

                 FUTURE MATURITIES AND CONTRACTUAL OBLIGATIONS


                                                                Less Than                              Over 5
                                                       Total      1 Year     1-3 Years   4-5 Years     Years
                                                       -----      ------     ---------   ---------     -----
Long-term debt (including lines of credit)           $  57,685   $  8,414    $  25,915   $  23,356  $  -
Operating leases for equipment and property          $  41,324   $  3,569    $  6,630    $  6,015   $  25,110


         The Company also expects to receive minimum rental income of approximately $1.2 million per year for the period 2003 through 2012 related to the sublease of a portion of one of the Company's manufacturing facilities to a third party.


Critical Accounting Policies

         A summary of the critical accounting policies consistently applied in the preparation of the accompanying financial statements follow below.


         Property, Plant and Equipment. The Company's automotive operations are highly capital intensive. Property, plant and equipment are stated at cost. Depreciation is provided for using the straight line and various accelerated methods over the estimated useful lives of the assets which range from 5 to 39 years for buildings and improvements and 3 to 10 years for machinery and equipment. Expenditures for maintenance and repairs are charged to expense as incurred. The Company capitalizes interest cost associated with construction in progress. Capitalized interest costs in 2001 and 2002 were $0.4 million and $0.3 million respectively. The Company periodically reviews the realization of long-lived assets, based on an evaluation of remaining useful lives and the current and expected future profitability and cash flows related to such assets. Land is carried at acquisition cost.

         Valuation of deferred tax assets. Because the Company operates in different geographic locations, including several state and local tax jurisdictions, the nature of the Company's tax provisions and the evaluation of our ability to use all recognized deferred tax assets are complex. In assessing the ability to realize such deferred tax assets, the Company reviews the scheduled reversal of deferred tax liabilities, the projections of taxable income in future periods and the effectiveness of various tax planning strategies in making assessments. The consideration of these matters requires significant management judgment in determining deferred tax asset valuation allowances. While it is believed that the appropriate valuations of deferred tax assets has been made, unforeseen changes in tax legislation, regulatory activities, audit results, operating results, financing strategies, organization structure and other related matters may result in material changes in the Company's deferred tax asset valuation allowances.


         Goodwill. Goodwill is the excess of cost over the fair value of net assets acquired in business combinations and through December 31, 2001 was amortized over a 20-year period on the straight-line method. On January 1, 2002 the Company implemented Statement of SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS 142 goodwill and other intangible assets are no longer amortized. As required under SFAS 142, management will regularly evaluate the carrying value of businesses and determine if any impairment exists. As part of the evaluation, the Company estimates the fair value of the reporting unit to determine whether or not impairment has occurred. In 2002, the Company carried forward its results of its December 31, 2001 tests of its continuing operations as permitted by SFAS No. 142. As discussed previously, in the fourth quarter, the Company made the strategic decision to exit its logistics operations. In connection therewith, the Company incurred a charge of approximately $19.9 million primarily as it related to the impairment of goodwill related to its logistics operations. On March 21, 2003 the Company completed the sale of the logistics operations for approximately $11.0 million in cash and notes.


         Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management makes these estimates based on an analysis of accounts receivable using available information on our customers' financial status and payment histories. Historically, with the exception of

$1.2 million of bad debt expense recorded in 2002, bad debt losses have not been significant or have not differed materially from the Company's estimates.


Inflation


         Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, fuel, equipment and raw materials. The Company does not believe that inflation has had any material effect on its business over the past three years.


Impact of New Accounting Pronouncements


         In June 2001, FASB issued SFAS No. 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized.


         SFAS 142 supersedes APB 17, "Intangible Assets", and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested at least annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired),
(3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.


         The Company adopted SFAS 142 on January 1, 2002, and goodwill is no longer amortized. As of December 31, 2002 the Company has goodwill of $15.7 million, net of $4.6 million of accumulated amortization. Refer to the discussion in the "Significant Accounting Policies" section of the Notes to the Consolidated Financial Statements for further information on goodwill and intangible assets.


         In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued effective for all fiscal years beginning after December 15, 2001. SFAS 144 addresses implementation issues associated with SFAS 121 and improves financial reporting by establishing one accounting model for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 in fiscal year 2002 and has accordingly recorded a $19.9 million charge related to the disposal of its logistics operations which has been included in discontinued operations.


         In June 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 and removes the previous requirement to record a liability for the costs associated with exit activities when a company commits to an exit plan. SFAS 146 now requires a company to record a liability for costs associated with an exit activity, at fair value, only when a liability is incurred. The Company believes that adoption of this standard will have no material effect on its financial statements.


         In November 2002, FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letter of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently evaluating the provisions of the Interpretation, but believes that adoption of the recognition and measurement provisions of Interpretation 45 will not have a material impact on its financial statements.


         In December 2002, FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This statement amends SFAS No. 123, Accounting for Stock Based Compensation, to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements to require disclosure of the method on reported results in both annual and interim financial statements. The Company adopted this statement for the year ending December 31, 2002 which did not have a material impact on its financial position or results of operations.


         In January 2003, FASB issued Interpretation 46, "Consolidation of Variable Interest Entities". In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual return or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the provisions of the Interpretation, but believes its adoption will not have a material impact on its financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 24% of total revenues from continuing operations for fiscal 2002. The Company's primary foreign currency exposure is the Canadian Dollar. The Company manages its exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset. Refer to Note N of Notes to the Consolidated Financial Statements.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Noble International, Ltd. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of Noble International, Ltd. (a Delaware corporation) and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows for the two years then ended. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a) for the two years ended December 31, 2002. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


         In our opinion, such consolidated financial statements, present fairly, in all material respects, the financial position of Noble International, Ltd. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


         As discussed in Note A to the consolidated financial statements, in 2002 the Company changed its method of accounting for the impairment and disposal of long-lived assets to conform to Statement of Financial Accounting Standards No. 144. Also, as discussed in Note A to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142.



DELOITTE & TOUCHE LLP

Detroit, Michigan
March 21, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


         Board of Directors
         Noble International, Ltd.




         We have audited the accompanying consolidated statement of earnings, stockholders' equity, comprehensive income and cash flows of Noble International, Ltd. (a Delaware corporation) for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


         In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated results of operations and cash flows of Noble International, Ltd. For the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


         GRANT THORNTON LLP


         Southfield, Michigan
         January 31, 2001 (except for the first four sentences of the paragraph titled Noble Metal Forming, Inc., Noble Metal Processing - Midwest, Inc. and S.E.T. Steel, Inc. contained in Note K, as to which the date is March 28, 2001)

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)




                                                                                                          Years Ended December 31,
                                                                                                        2001                 2002
                                                                                                     ------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                         $     943            $   1,154
   Accounts receivable, trade, net                                                                      23,556               22,992
   Inventories                                                                                           8,990                9,363
   Deferred income taxes                                                                                   506                6,217
   Income taxes refundable                                                                                 492                  250
   Prepaid expenses                                                                                      1,727                2,555
                                                                                                     ---------            ---------
Total Current Assets                                                                                    36,214               42,531

Property, Plant & Equipment, net                                                                        44,294               47,762

Other Assets:
   Goodwill, net                                                                                        15,690               15,690
   Covenants not to compete, net of accumulated amortization of $817 and
      $1,017 for fiscal years 2001 and 2002, respectively                                                  583                  383
   Other assets, net                                                                                     9,898               10,487
                                                                                                     ---------            ---------
Total Other Assets                                                                                      26,171               26,560
Assets Held for Sale                                                                                    50,260               13,098
                                                                                                     ---------            ---------
Total Assets                                                                                         $ 156,939            $ 129,951
                                                                                                     =========            =========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                                  $  16,697            $  19,830
   Accrued liabilities                                                                                   4,915                5,685
   Current maturities of long-term debt                                                                 51,025                8,414
                                                                                                     ---------            ---------
Total Current Liabilities                                                                               72,637               33,929

Long-Term Liabilities:
   Deferred income taxes                                                                                 2,658                2,006
   Convertible subordinated debentures                                                                  16,110               16,037
   Junior subordinated notes                                                                             3,439                  -
   Long-term debt, excluding current maturities                                                            750               33,234
   Putable common stock                                                                                  1,203                  -
   Redeemable preferred stock                                                                              250                  -
                                                                                                     ---------            ---------
Total Long-Term Liabilities                                                                             24,410               51,277

Liabilities Held for Sale                                                                               12,511                2,684

Stockholders' Equity
   Common stock, $.001 par value, authorized 20,000,000 shares, issued
     7,519,186 and 8,576,397 shares in 2001 and 2002, respectively                                           7                    9
   Additional paid-in capital                                                                           22,985               32,874
   Retained earnings                                                                                    24,857                9,755
   Accumulated comprehensive loss, net                                                                    (468)                (577)
                                                                                                     ---------            ---------
Total Stockholders' Equity                                                                              47,381               42,061
                                                                                                     ---------            ---------
Total Liabilities & Stockholders' Equity                                                             $ 156,939            $ 129,951
                                                                                                     =========            =========




The accompanying notes are an integral part of these consolidated financial statements

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)


                                                                                                       Fiscal Year
                                                                                        2000              2001              2002
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                         $    87,955        $    75,110        $   125,228
Cost of sales                                                                          64,457             57,268            104,859
                                                                                  -----------        -----------        -----------
   Gross margin                                                                        23,498             17,842             20,369
Selling, general and administrative expenses                                           18,852              9,553             10,673
Bad debt expense                                                                          -                   53              1,216
                                                                                  -----------        -----------        -----------
   Operating profit                                                                     4,646              8,236              8,480
Interest income                                                                             5              1,586                978
Interest expense                                                                       (1,786)            (2,277)              (928)
Expense related to litigation                                                             -                  -               (1,098)
Other income (expense), net                                                               278              1,617               (935)
                                                                                  -----------        -----------        -----------
   Earnings from continuing operations before income taxes
      and extraordinary items                                                           3,143              9,162              6,497
Income tax expense                                                                      1,251              2,936              1,935
                                                                                  -----------        -----------        -----------
   Earnings from continuing operations before extraordinary items                       1,892              6,226              4,562
Preferred stock dividends                                                                  49                 27                 10
                                                                                  -----------        -----------        -----------
   Earnings on common shares from continuing operations
     before extraordinary items                                                         1,843              6,199              4,552

Discontinued Operations:
------------------------
(Loss) from discontinued operations, net of income taxes of $(116),
   $(316) and $(8,069) for 2000, 2001 and 2002, respectively                             (791)            (2,131)           (17,896)
Gain on sale of discontinued operations, net of income taxes
   of $5,561 and $90 for 2000 and 2002, respectively                                   10,044                -                  174
                                                                                  -----------        -----------        -----------
Earnings (loss) on common shares before extraordinary items                            11,096              4,068            (13,170)
Extraordinary item - (loss) on extinguishment of debt, net
   of income tax of $(121) for 2000                                                      (304)               -                  -
Extraordinary item - gain on acquisition, net of income tax
   of $807 and $198 for 2001 and 2002, respectively                                       -                1,567                315
                                                                                  -----------        -----------        -----------
Net earnings (loss) on common shares                                              $    10,792        $     5,635        $   (12,855)
                                                                                  ===========        ===========        ===========

BASIC EARNINGS (LOSS) PER COMMON Share:
   Earnings from continuing operations before extraordinary items                 $      0.26        $      0.94        $      0.65
   Earnings (loss) from discontinued operations                                          1.30              (0.32)             (2.53)
   Extraordinary items                                                                  (0.04)              0.24               0.05
                                                                                  -----------        -----------        -----------
   Basic earnings (loss) per common share                                         $      1.52        $      0.85        $     (1.84)
                                                                                  ===========        ===========        ===========
   Basic weighted average common shares outstanding                                 7,112,311          6,626,212          6,995,153
                                                                                  ===========        ===========        ===========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
   Earnings from continuing operations before extraordinary items                 $      0.25        $      0.90        $      0.64
   Earnings (loss) from discontinued operations                                          1.28              (0.27)             (2.48)
   Extraordinary items                                                                  (0.04)              0.20               0.04
                                                                                  -----------        -----------        -----------
   Diluted earnings (loss) per common share                                       $      1.49        $      0.82        $     (1.80)
                                                                                  ===========        ===========        ===========
   Diluted weighted average common shares outstanding and equivalents               7,234,786          7,776,451          7,158,982
                                                                                  ===========        ===========        ===========



The accompanying notes are an integral part of these consolidated financial statements

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                                             Accumulated
                                                                      Common                    Retained        Other
                                                                      Stock   Paid-in Capital   Earnings    Comprehensive    Total
                                                                                                                Loss
                                                                   ----------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                                       $      8      $ 28,106      $ 12,005      $   (266)     $ 39,853
Redemption of 625,823 shares of common stock                             (1)       (5,135)          -             -          (5,136)
Dividends paid on redeemable preferred stock                            -             -             (49)          -             (49)
Dividends paid on common stock                                          -             -          (1,580)          -          (1,580)
Net earnings                                                            -             -          10,841           -          10,841
Equity adjustment from foreign currency translation                     -             -             -             (88)          (88)
                                                                   --------      --------      --------      --------      --------

BALANCE AT DECEMBER 31, 2000                                              7        22,971        21,217          (354)       43,841
Redemption of 197,800 shares of common stock                            -          (1,141)          -             -          (1,141)
Issuance of 53,030 shares of common stock
   in connection with NCE acquisition                                   -             350           -             -             350
Issuance of 50,000 shares of common stock
   in connection with bond retirement                                   -             715           -             -             715
Issuance of 13,332 shares of common stock
   as director compensation                                             -              90           -             -              90
Dividends paid on common stock                                          -             -          (1,995)          -          (1,995)
Dividends paid on redeemable preferred stock                            -             -             (27)          -             (27)
Net earnings                                                            -             -           5,662           -           5,662
Equity adjustment from foreign currency translation                     -             -             -            (114)         (114)
                                                                   --------      --------      --------      --------      --------

BALANCE AT DECEMBER 31, 2001                                              7        22,985        24,857          (468)       47,381
Issuance of 10,000 shares of common stock
   as payment for services provided                                     -              90           -             -              90
Issuance of 107,452 shares of common stock
   in connection with put stock expiration                              -             762           -             -             762
Issuance of 62,783 shares of common stock
   in connection with options exercise                                  -             181           -             -             181
Issuance of 31,646 shares of common stock
   in connection with warrant execution                                   1            (1)          -             -             -
Issuance of 16,041 shares of common stock
   in connection with stock incentive program                           -             115           -             -             115
Dividends paid on redeemable preferred stock                            -             -             (10)          -             (10)
Issuance of 13,467 shares of common stock
   as director compensation                                             -             175           -             -             175
Issuance of 925,000 shares of common stock
   in connection with equity offering                                     1         8,567           -             -           8,568
Dividends paid on common stock                                          -             -          (2,247)          -          (2,247)
Net (loss)                                                              -             -         (12,845)          -         (12,845)
Equity adjustment from foreign currency translation                     -             -             -            (109)         (109)
                                                                   --------      --------      --------      --------      --------
BALANCE AT DECEMBER 31, 2002                                       $      9      $ 32,874      $  9,755      $   (577)     $ 42,061
                                                                   ========      ========      ========      ========      ========



The accompanying notes are an integral part of these consolidated financial statements

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)

                                                                                  Fiscal Year
                                                                     2000             2001           2002
                                                                  ----------------------------------------
Net earnings (loss) on common shares                              $ 10,792        $  5,635        $(12,855)

Other comprehensive (loss), equity adjustment
   from foreign currency translation, net of tax                       (88)           (114)           (109)
                                                                  ----------------------------------------

Comprehensive income (loss), net of tax                           $ 10,704        $  5,521        $(12,964)
                                                                  ========================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                               Fiscal Year
                                                                                 2000            2001            2002
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings from continuing operations                                       $  1,892        $  6,226        $  4,562
Adjustment to reconcile net earnings to net cash provided by operations
   Interest expense                                                              1,203           1,394              37
   Depreciation of property, plant and equipment                                 5,498           4,585           5,740
   Loss from unconsolidated entity                                                 -               100             -
   Amortization of intangible assets                                             1,630           1,218             233
   Deferred income taxes                                                          (299)            357          (6,363)
   Impairment of real estate held for sale                                         -               -               852
   Gain on sale of fixed assets                                                   (437)           (221)            (28)
Changes in operating assets and liabilities, net of effects of acquisitions
   Increase in accounts receivable                                              (1,689)        (14,986)         (1,436)
   Increase in inventories                                                      (1,103)         (6,552)           (373)
   Decrease (increase) in prepaid expenses                                         801            (960)           (828)
   Increase in accounts payable                                                  1,263          10,933           3,133
   Decrease (increase) in other operating assets                                  (554)           (185)            398
   Increase (decrease) in income taxes payable                                   1,702            (420)            242
Increase (decrease) in accrued liabilities                                       1,716          (1,028)          1,682
                                                                              --------        --------        --------
Net cash provided by continuing operations                                      11,623             461           7,851
Net cash used in discontinued operations                                        (2,514)           (127)         (4,218)
                                                                              --------        --------        --------
Net cash provided by operating activities                                        9,109             334           3,633

CASH FLOWS FROM INVESTING ACTIVITIES
   Net proceeds from sales of discontinued operations                           77,254             -            14,000
   Purchase of property, plant and equipment                                   (10,236)         (8,620)        (15,040)
   Proceeds from sale of property, plant and equipment                           1,660           2,460           6,241
   Other investments                                                               -              (603)            (27)
   Proceeds from sale of businesses                                                -            23,151             -
   Acquisitions of businesses, net of cash acquired                            (21,231)         (6,910)            -
                                                                              --------        --------        --------
Net cash provided by investing activities                                       47,447           9,478           5,174

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of notes payable - related parties                                (5,000)            -               -
   Proceeds from issuance of common stock                                          -             1,155           9,130
   Redemption of common stock                                                   (5,136)         (1,141)            -
   Redemption of putable common stock                                              -               -              (442)
   Redemption of preferred stock                                                  (113)           (150)           (250)
   Redemption of convertible subordinated debentures                            (6,376)         (1,105)            -
   Dividends paid on preferred stock                                               (49)            (27)            (10)
   Dividends paid on common stock                                               (1,580)         (1,995)         (2,247)
   Payments on long-term debt                                                   (5,301)           (281)           (275)
   Financing fees                                                                  -               -            (1,000)
   Net payments on credit facility                                             (32,507)         (6,302)        (13,393)
                                                                              --------        --------        --------
Net cash used in financing activities                                          (56,062)         (9,846)         (8,487)

Effect of exchange rate changes on cash                                            (88)           (114)           (109)

Net increase (decrease) in cash                                                    406            (148)            211

Cash and cash equivalents at beginning of period                                   685           1,091             943
                                                                              --------        --------        --------

Cash and cash equivalents at end of period                                    $  1,091        $    943        $  1,154
                                                                              ========        ========        ========

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                        SUPPLEMENTAL CASH FLOW DISCLOSURE
                                 (in thousands)

                                                                                 Fiscal Year
                                                                     2000            2001           2002
-------------------------------------------------------------------------------------------------------------
Cash paid for:
   Interest                                                        $  3,188       $  2,948       $  3,306
   Taxes                                                              4,633          1,569            510

Fair value of assets acquired, including goodwill                    33,625         15,910            -
Liabilities assumed                                                 (11,169)        (9,389)           -
Debt issued                                                          (1,225)           -              -
Stock issued                                                            -             (350)           -
Cash paid                                                            21,231          6,171            -


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS



SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:


         During 2000 and 2001, the Company issued $1.1 million and $1.0 million of convertible subordinated debentures as payment for interest expense.


         During 2001, $1.105 million of convertible subordinated debentures were repurchased of which part of the purchase price consisted of 50,000 shares of the Company's Common Stock.


         During 2001, 53,030 shares of the Company's Common Stock were issued in connection with the purchase of NCE.


         During 2002, the Company exchanged an account receivable from SET of $2.0 million for certain equipment with a fair market value of $2.0 million.


         During 2002, the market price requirement of 107,452 shares of the Company's putable common stock that was issued in connection with the acquisition of DSI in 2000 was met, resulting in the put option expiring. Therefore, the common stock was reclassified from long-term debt to stockholder's equity.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FISCAL YEARS 2000, 2001 AND 2002


NOTE A -- BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION


         The accompanying consolidated financial statements include Noble International, Ltd. and its wholly-owned subsidiaries. The following chart outlines the wholly-owned subsidiaries of the Company and their current status.

    WHOLLY-OWNED SUBSIDIARIES OF NOBLE INTERNATIONAL LTD.
                       Subsidiary                                                Acquired/Formed    Status
--------------------------------------------------------------------------------------------------------------------
Monroe Engineering Products, Inc. ("Monroe")                                     Acquired - 1996     Held
--------------------------------------------------------------------------------------------------------------------
Noble Metal Processing, Inc. ("NMP")                                             Acquired - 1997     Held
--------------------------------------------------------------------------------------------------------------------
Utilase Production Processing, Inc.                                              Acquired - 1997     Held
--------------------------------------------------------------------------------------------------------------------
Noble Land Holdings, Inc. ("Land Holdings")                                      Formed - 1997       Held
--------------------------------------------------------------------------------------------------------------------
Noble Manufacturing Group, Inc. (formerly Noble Technologies, Inc.)
("NMG")                                                                          Formed - 1998       Held
--------------------------------------------------------------------------------------------------------------------
Noble Metal Processing Canada, Inc. ("NMPC")                                     Acquired - 1997     Held
--------------------------------------------------------------------------------------------------------------------
Noble Metal Processing - Kentucky, LLC ("NMPK")                                  Formed - 2001       Held
--------------------------------------------------------------------------------------------------------------------
Peco Manufacturing, Inc.                                                         Acquired - 2001     Held
--------------------------------------------------------------------------------------------------------------------
Pro Motorcar Products, Inc. ("PMP")                                              Acquired - 2000     Held
--------------------------------------------------------------------------------------------------------------------
Pro Motorcar Distribution, Inc. ("PMD")                                          Acquired - 2000     Held
--------------------------------------------------------------------------------------------------------------------
Noble Logistic Services, Inc. (formerly Assured Transportation & Delivery,
Inc. and Central Transportation & Delivery, Inc.) ("NLS-CA")                     Acquired - 2000     Sold - 2003
--------------------------------------------------------------------------------------------------------------------
Noble Logistic Services Holdings, Inc. (formerly Dedicated Services
Holdings, Inc. ("NLS-TX")                                                        Acquired - 2000     Sold - 2003
--------------------------------------------------------------------------------------------------------------------
Cass River Coating, Inc. (dba Vassar Industries, "Vassar")                       Acquired - 1996     Sold - 2000
--------------------------------------------------------------------------------------------------------------------
Noble Canada ("Noble Canada")                                                    Formed - 1998       Sold - 2000
--------------------------------------------------------------------------------------------------------------------
Noble Canada II ("Noble Canada II")                                              Formed - 1998       Sold - 2000
--------------------------------------------------------------------------------------------------------------------
Tiercon Plastics, Inc. (formerly Triam Plastics) ("TPI")                         Acquired - 1998     Sold - 2000
--------------------------------------------------------------------------------------------------------------------
Tiercon Coatings, Inc (formerly Centrifugal, Coaters, Inc.) ("TCI")              Acquired - 1998     Sold - 2000
--------------------------------------------------------------------------------------------------------------------
Noble Canada Holdings Limited ("NCH")                                            Formed - 1998       Sold - 2000
--------------------------------------------------------------------------------------------------------------------
Noble Canada Holdings II Limited                                                 Formed - 1999       Sold - 2000
--------------------------------------------------------------------------------------------------------------------
Noble Components and Systems, Inc. ('NCHI")                                      Formed - 1999       Sold - 2000
--------------------------------------------------------------------------------------------------------------------
Tiercon Industries, Inc. ("Tiercon")                                             Formed - 1999       Sold - 2000
--------------------------------------------------------------------------------------------------------------------
Skandy Corporation ("Skandy")                                                    Acquired - 1997   Dissolved - 2001
--------------------------------------------------------------------------------------------------------------------
Noble Metal Forming, Inc. ("NMF")                                                Acquired - 1997     Sold - 2001
--------------------------------------------------------------------------------------------------------------------
Noble Metal Processing - Midwest, Inc. (formerly H&H Steel Processing
Company, Inc.) ("NMPM")                                                          Acquired - 1998     Sold - 2001
--------------------------------------------------------------------------------------------------------------------
Noble Construction Equipment, Inc. (formerly Construction Equipment
Direct, Inc.) ("NCE")                                                            Acquired - 2001     Sold - 2002
--------------------------------------------------------------------------------------------------------------------

         All significant intercompany balances and transactions have been eliminated in consolidation. All amounts related to subsidiaries discontinued in fiscal 2002 have been reclassified in prior fiscal years' financial statements in order to conform to the current year presentation.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED


NOTE A -- BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NATURE OF OPERATIONS

         Noble International Ltd., through its subsidiaries, is a full-service provider and industry leader of tailored laser welded blanks for the automotive industry and a distributor of tooling components, and paint gauges to a variety of industrial markets. The tailored laser welded blanks are manufactured by the Company's Automotive Group. The distribution of tooling components and paint gauges is provided by the Company's Distribution Group and is a distributor of tooling components and paint and coatings related gauges. The principal markets for its products and services are the United States and Canada.

SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows below.


Revenue Recognition and Accounts Receivable

         Revenue is recognized when products are shipped. Shipping costs associated with delivery of products are classified as part of cost of sales in the statement of income. Historically, the Company has not experienced any material write-offs for uncollectible accounts. In 2002, National Steel filed for bankruptcy protection. As a result of this event, the Company recorded a bad debt expense of approximately $1.2 million of which approximately $0.5 million was recorded in the fourth quarter of 2002.


Cash and Cash Equivalents

         All investments with maturities of less than three months are considered to be cash equivalents.


Inventories

         Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.


Property, Plant, and Equipment

         Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight line and accelerated methods over the estimated useful lives of the assets, which range from 5 to 39 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Expenditures for maintenance and repairs are expensed as incurred. Leasehold improvements are amortized over the lives of the leases or estimated useful lives of the assets, whichever is less. When assets are sold or otherwise retired, the cost and accumulated depreciation are removed from the books and the resulting gain or loss is included in other income/(expense). The Company capitalizes interest costs associated with construction in progress. Capitalized interest costs in 2000, 2001 and 2002 were $1.3 million, $0.4 million and $0.3 million, respectively.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED

NOTE A -- BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


Goodwill and Covenants Not to Compete

         Goodwill is the excess of cost over the fair value of net assets acquired in business combinations and through December 31, 2001 was amortized over a 20-year period on the straight-line method. On January 1, 2002 the Company implemented SFAS 142. Under SFAS 142 goodwill and other intangible assets are no longer amortized; instead, management will regularly evaluate the carrying value of businesses and determine if any impairment exists. As of December 31, 2002 the Company's continuing operations had goodwill of $15.7 million, net of accumulated amortization of $4.6 million. A reconciliation of previously reported net income and earnings per share related to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (per share amounts are subject to rounding):

                   GOODWILL AND ADOPTION OF STATEMENT NO. 142

                                                                                 Fiscal Year
(in thousands, except per share amounts)                              2000           2001          2002
                                                                   ----------     ----------     ---------
Earnings from continuing operations before extraordinary items     $    1,843     $    6,199     $   4,552
Add: Goodwill amortization, net of tax                                    931            661           -
                                                                   ----------     ----------     ---------

Adjusted earnings from continuing operations                       $    2,774     $    6,860     $   4,552
                                                                   ==========     ==========     =========

Reported basic earnings per share from continuing operations       $     0.26     $     0.94     $    0.65
Add: Goodwill amortization, net of tax                                   0.13           0.10           -
                                                                   ----------     ----------     ---------
Adjusted basic earnings per share from continuing operations       $     0.39     $     1.04     $    0.65
                                                                   ==========     ==========     =========

Reported diluted earnings per share from continuing operations     $     0.25     $     0.90     $    0.64
Add: Goodwill amortization, net of tax                                   0.13           0.09           -
                                                                   ----------     ----------     ---------
Adjusted diluted earnings per share from continuing operations     $     0.38     $     0.99     $    0.64
                                                                   ==========     ==========     =========

         For fiscal year 2002, no goodwill or other intangible assets related to continuing operations were acquired, impaired or disposed. Refer to Note B for discussion regarding the impairment of goodwill as it relates to the Company's logistics operations. At December 31, 2001 and 2002 total goodwill included in the automotive segment was $11.5 million and in the distribution segment was $4.2 million.

         Covenants not to compete attributable to continuing operations are amortized over the life of the agreement, typically three to five years. As of December 31, 2002 the Company has a balance of covenants not to compete of $0.4 million, net of accumulated amortization of $1.0 million. Annual amortization expense for fiscal years 2000, 2001 and 2002 was $0.2 million. The Company expects to fully amortize the existing covenants not to compete by fiscal 2004. Estimated annual amortization expense on these covenants is estimated at $0.2 for both fiscal 2003 and 2004.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED

NOTE A -- BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Impairment of Long-Lived Assets

         The Company periodically evaluates the carrying value of its long-lived assets in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", based on an evaluation of remaining useful lives and upon the estimated cash flows to be generated by these assets. The impairment review is generally triggered when such events as a significant industry downturn, product discontinuance, plant closures, product dispositions, technological obsolescence or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company evaluates the book value against the market value of the assets. Upon the decision to exit the logistics business segment in the fourth quarter of 2002 the Company began discussions with potential buyers and determined that the business was impaired. An impairment charge primarily related to goodwill of $19.9 million was recorded in December 2002. Refer to Note B for further discussion. In addition, the Company has classified certain real estate holdings as assets held for sale. The Company has determined that due to current market conditions the value of these properties is lower than their net book value. Therefore, the Company has recorded a $0.9 million impairment charge for these assets in fourth quarter of 2002.


Stock-Based Compensation

         In December 2002, FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No.
123. The main objective of SFAS 148 is to provide alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements with respect to the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

         The Company accounts for its Stock Option and Stock Incentive Plans (the "Plans") under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized under the Plans. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, Accounting for Stock Based Compensation, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 2000, 2001 and 2002 (in thousands, except per share data):

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED

NOTE A -- BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


                                                                  2000             2001           2002
                                                              ------------------------------------------
Net earnings on common shares from continuing operations
  As reported                                                    $1,843           $6,199         $4,552
  Less: Total employee stock option expense under the
      fair value method, net of related tax effects                 361              238             49
                                                              ---------        ---------      ---------
  Pro forma                                                      $1,482           $5,961         $4,486

Basic earnings per share from continuing operations
                                        As reported              $ 0.26           $ 0.94         $ 0.65
                                        Pro forma                $ 0.21           $ 0.90         $ 0.64

Diluted earnings per share from continuing operations
                                        As reported              $ 0.25           $ 0.90         $ 0.64
                                        Pro forma                $ 0.20           $ 0.86         $ 0.63


         SFAS 148 did not have any impact on the results of operations or financial position in 2002.

         Fair values of options granted were determined using the Black-Scholes option pricing model based on the assumptions of 5.9%, 3.0% and 2.82% risk-free interest rate for 2000, 2001 and 2002, no dividend yield, expected life of 5 years and expected volatility of 57.47%, 93.02% and 210.0% for 2000, 2001 and 2002, respectively. The weighted average fair value of options granted were $5.29, $3.91 and $6.80 during 2000, 2001 and 2002, respectively.

Income Taxes

         The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities, net of any valuation allowance, for the expected future tax consequences attributable to deductible temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and the effect of operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years when those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.


Fair Value of Financial Instruments

         The Company's financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, notes receivable and long-term debt. The carrying value of these instruments approximates their estimated fair value.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED

NOTE A -- BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Use of Estimates

         In preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.


Foreign Currency Translation

         Balance sheet accounts of the Company's foreign operations for which the local currency is the functional currency is translated into U.S. dollars at period-end exchange rates, while income, expenses and cash flows are translated at average exchange rates during the period. Translation gains or losses related to net assets of such operations are shown as accumulated comprehensive loss in stockholders' equity in the balance sheet and separately as a component of comprehensive income in the statement of comprehensive income. Gains and losses resulting from foreign currency transactions, which are transactions denominated in a currency other than the U.S. dollar, are considered to be realized and are included as a component of other income in the consolidated statement of operations.


Earnings (loss) per share

         Basic earnings (loss) per share exclude dilution and are computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

         During the year ended December 31, 2000, the Company had options and warrants outstanding of 190,750 and 340,508, respectively, which were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. In addition, the convertible subordinated debentures equating to approximately 1.1 million shares were not included in the calculation of diluted earnings per share in 2000 and 2002 as their inclusion would have been anti-dilutive.

         The following tables reconcile the numerator and denominator to calculate basic and diluted earnings on common shares before extraordinary items and discontinued operations for the years ended December 31, 2000, 2001 and 2002 (in thousands, except share and per share amounts). These figures differ from amounts previously reported due to the discontinuance and reclassification of certain operations. Refer to Note B.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED

NOTE A -- BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


                                                              EARNINGS BEFORE
                                                            EXTRAORDINARY ITEM        SHARES          PER SHARE
                                                                (NUMERATOR)        (DENOMINATOR)        AMOUNT
                                                            -------------------------------------------------------
FISCAL YEAR 2000
 Basic earnings per common share:
   Earnings on common shares from continuing operations
      before extraordinary items                                $     1,843            7,112,311        $     0.26
 Effect of dilutive securities:
   Contingently issuable shares                                         -                 35,092               -
   Stock options and warrants                                           -                 87,383             (0.01)
                                                                -----------            ---------         ---------
 Earnings from continuing operations
      per common share assuming dilution                        $     1,843            7,234,786        $     0.25
                                                                ===========            =========        ==========

FISCAL YEAR 2001
 Basic earnings per common share:
   Earnings on common shares from continuing operations
      before extraordinary items                                $     6,199            6,626,212        $     0.94
 Effect of dilutive securities:
   Contingently issuable shares                                         -                 22,987               -
   Convertible debentures                                               762            1,125,590             (0.04)
   Stock options and warrants                                           -                  1,662               -
                                                                -----------            ---------         ---------
 Earnings from continuing operations
      per common share assuming dilution                        $     6,961            7,776,451        $     0.90
                                                                ===========            =========        ==========

FISCAL YEAR 2002
 Basic earnings per common share:
   Earnings on common shares from continuing operations
      before extraordinary items                                $     4,552            6,995,153        $     0.65
 Effect of dilutive securities:
   Contingently issuable shares                                         -                137,245             (0.01)
   Stock options and warrants                                           -                 26,584               -
                                                                -----------            ---------         ---------
   Earnings from continuing operations
     per common share assuming dilution                         $     4,552            7,158,982         $    0.64
                                                                ===========            =========         =========

NEW ACCOUNTING PRONOUNCEMENTS

         In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new standard requires one model of accounting for long-lived assets to be disposed of and broadens the definition of discontinued operations to include a component of a segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. During the fourth quarter of 2002 the Company made the strategic decision to focus on its core automotive operations and divest the logistics segment. SFAS 144 requires the Company to assess the fair market value of this entity as of December 31, 2002. To this end the Company recorded a $19.9 million impairment of its logistics segment.

         In June 2002, FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 and removes the

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED

NOTE A -- BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

previous requirement to record a liability for the costs associated with exit activities when a company commits to an exit plan. SFAS 146 now requires a company to record a liability for costs associated with an exit activity, at fair value, only when a liability is incurred. The Company believes that adoption of this standard will have no material effect on its financial statements.

         In November 2002, FASB issued Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letter of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently evaluating the provisions of the Interpretation, but believes that adoption of the recognition and measurement provisions of Interpretation 45 will not have a material impact on its financial statements. Refer to Note F for disclosures regarding the Company's guarantee of debt.

         In January 2003, FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual return or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the provisions of the Interpretation, but believes its adoption will not have a material impact on its financial statements.


Comprehensive Income

         The Company reports comprehensive income in the financial statements pursuant to SFAS 130, Reporting of Comprehensive Income. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.


Segment Reporting

         The Company reports information about operating segments pursuant to SFAS 131, Disclosure about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. For further discussion refer to Note N in these Notes.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED

NOTE B - DISCONTINUED OPERATIONS

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

         The sales price for Noble Canada, Tiercon, Vassar and NCT was $83.8 million in cash, plus the conversion of 137,938 shares of the preferred stock of Noble Canada into Common Stock of Noble Canada (the preferred shares of Noble Canada were convertible into Common Stock of the Company). The Company retained certain real property previously owned by Vassar, valued at approximately $0.839 million, and $1.8 million of accounts receivable of Tiercon.

         On December 31, 2002 the Company completed the sale of its heavy equipment segment ("NCE") for $14.0 million in cash to an entity affiliated through certain common ownership. The Company received an independent fairness opinion related to the sale. The Company sold this segment in order to focus on its core automotive operations. The sale resulted in a pre-tax gain of $0.3 million. Condensed financial information relating to the discontinued heavy equipment operations follows (in thousands). It should be noted that the Company purchased NCE on December 15, 2001 and fiscal year 2001 results of operations cover only the remaining two weeks of that year.

Results of operations:                                              2001          2002
                                                                   ------        ------
  Net sales                                                      $   2,180      $  42,548
  Gross profit                                                         214          3,592
  Operating expenses                                                    92          4,763
    Operating income (loss)                                            122         (1,172)
  Interest expense, net                                                -              478
                                                                 ---------      ---------
    Net income (loss)                                            $      71      $  (1,588)
                                                                 =========      =========

Net assets of discontinued operations held for sale:                              2001
                                                                                 ------
    Total assets                                                                $  16,966
    Total liabilities                                                              10,318
                                                                                ---------
  Net assets of discontinued operations held for sale                           $   6,648
                                                                                =========

         During the fourth quarter of 2002 the Company made the strategic decision to focus on its core automotive business and exit its logistics segment. The Company completed the sale of this operation on March 21, 2003. Refer to Note R. As a result of the decision the Company was required to value the entity at its fair market value based on an anticipated sales price in accordance with SFAS 144. To this end the Company incurred an impairment charge of $19.9 million in the fourth quarter of 2002 primarily related to goodwill. Condensed financial information relating to the discontinued logistics operations and net assets of discontinued operations held for sale follows (in thousands):

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED

NOTE B - DISCONTINUED OPERATIONS - CONTINUED

Results of operations:                                              2000           2001         2002
                                                                   ------         ------       ------
  Net sales                                                      $   21,826     $  60,938    $   65,795
  Gross profit                                                        4,607        12,699        12,530
  Operating expenses                                                  4,152        12,774        15,095
  Asset impairment charge                                               -             -          19,911
                                                                 ----------     ---------    ----------
   Operating income (loss)                                              455           (75)      (22,476)
  Interest expense, net                                               1,143         2,308         1,851
                                                                 ----------     ---------    ----------
   Net (loss)                                                    $     (676)    $  (2,202)   $  (16,308)
                                                                 ==========     =========    ==========
Net assets of discontinued operations held for sale:                               2001         2002
                                                                                  ------       ------
  Current assets                                                                $   4,521    $    5,668
  Property, plant and equipment, net                                                  161           234
  Other assets                                                                     26,080         6,112
                                                                                ---------    ----------
   Total assets                                                                 $  30,762    $   12,014
                                                                                =========    ==========
  Current maturities of long term debt                                          $      10    $        3
  Other current liabilities                                                         2,126         2,516
   Other liabilities                                                                   57           165
                                                                                ---------    ----------
   Total liabilities                                                                2,193         2,684
                                                                                ---------    ----------
  Net assets of discontinued operations held for sale                           $  28,569    $    9,330
                                                                                =========    ==========

         During fiscal year 2001 the Company decided to sell certain real estate assets. As a result, the real estate was reclassified as "Assets Held for Sale" on the consolidated balance sheet. As of December 31, 2001 and December 31, 2002 the real estate held for sale had a book value, net of accumulated depreciation, of $2.5 million and $1.1 million respectively. The Company was required to value this property at the anticipated sales price less costs to dispose. The Company determined that the current market conditions valued these property at an amount lower than the current carrying value. Therefore, the Company recorded a $0.9 million impairment charge in the fourth quarter of 2002.


NOTE C - INVENTORIES

         The major components of inventories were as follows (in thousands):

                                                              Fiscal Year
                                                          2001          2002
                                                         ------        ------
           Raw materials                                $  2,613      $  3,925
           Work in process                                 1,588         2,346
           Finished goods                                  4,614         3,011
           Other                                             175            81
                                                        --------      --------
              Total Inventory                           $  8,990      $  9,363
                                                        ========      ========

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED


NOTE D - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following (in thousands):

                                                                              Fiscal Year
                                                                         2001           2002
                                                                        ------         ------
          Buildings and improvements                                  $   11,791     $    5,219
          Machinery and equipment                                         36,815         51,092
          Furniture and fixtures                                           2,469            400
                                                                      ----------     ----------
          Total, at cost                                                  51,075         56,711
          Less accumulated depreciation and amortization                  13,733         18,004
                                                                      ----------     ----------
          Total, net                                                      37,342         38,707
          Land                                                               776            218
          Construction in process                                          6,176          8,837
                                                                      ----------     ----------
          Total net property, plant and equipment                     $   44,294     $   47,762
                                                                      ==========     ==========


NOTE E - OTHER ASSETS

        Other assets consisted of the following (in thousands):

                                                                            Fiscal Year
                                                                         2001           2002
                                                                       -------        -------
           Note receivable - SET Enterprises. Inc.                    $    7,000     $        -
           Accrued interest - SET Enterprises, Inc.                          333              -
           Preferred stock - SET Enterprises, Inc.                             -          7,600
           Notes Receivable - other                                          528            206
           Deferred financing costs - net                                    632          1,350
           Deposits and other                                              1,405          1,331
                                                                      ----------     ----------
              Total                                                   $    9,898     $   10,487
                                                                      ==========     ==========




         On April 1, 2002, the Company converted its $7.6 million note receivable in connection with the sale of certain of the Company's operations (Refer to Note K), including interest, from SET Enterprises, Inc. ("SET") into preferred stock of SET. The preferred stock is non-voting and is redeemable at the Company's option in 2007. The Company agreed to convert the subordinated promissory note to preferred stock in order to assist SET in obtaining capital without appreciably decreasing the Company's repayment rights or jeopardize SET's minority status. Management believes that continued support of SET furthers the joint strategic objectives of the two companies.


NOTE F - LINE OF CREDIT AND LONG-TERM DEBT

         The Company maintains a secured Credit Facility with Comerica Bank N.A. The amount of the facility was $46.0 million on December 31, 2002, and has an expiration date of January 2006. As of December 31, 2002 the Credit Facility had a balance of $37.4 million. The Credit Facility consists of

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED

NOTE F - LINE OF CREDIT AND LONG-TERM DEBT - CONTINUED

two loans. The first is an $18.0 million revolving loan with a formula based on the Company's assets in the determination of available credit. The second is a term loan of $28.0 million. The Company makes monthly principal payments of $0.389 million on the term loan. The Credit Facility is secured by assets of the Company and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for multi-currency loans. Borrowing options include a Eurocurrency rate, or a base rate. Advances under the facility bore interest at an effective rate of approximately 4.7% and 3.98% as of December 31, 2001 and 2002, respectively. Costs of originating the Credit Facility of $1.0 million are being amortized over three years. The unamortized balance of origination costs is $1.0 million at December 31, 2002 and is included in other assets. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $15 million.

        The Company guarantees $10.0 million of SET's senior debt in connection with its sale of NMF and NMPM to SET (Note K). The Company would be required to perform under the guarantee if SET was unable to repay or renegotiate its credit facility. The maximum amount the Company would be required to pay is $10.0 million. The Company does not currently carry a liability for this guarantee. The guarantee is unsecured and the Company would be entitled to the proceeds from any liquidation after the senior debt lender had been paid in full.

        The Company has, from time to time been in violation of certain of its financial debt ratio covenants and covenants relating to the issuance of preferred stock and the payment of preferred and common stock dividends, requiring it to obtain waivers of default from its lenders. At December 31, 2002 the Company is in compliance with all of its financial debt covenants under the Credit Facility.

        On July 31, 1998 and concluding August 10, 1998 the Company closed a private offering of 6% Convertible Subordinated Debentures (the "Debentures") for gross proceeds of $20.76 million. The proceeds were used to reduce the amount of outstanding advances under the Credit Facility. The Debentures mature on July 31, 2005 and interest is payable on January 31 and July 31 of each year; provided, however, that for the first three years, in lieu of cash interest, additional Debentures were issued. During the years ended December 31, 1999, 2000, and 2001 the Company issued $1.2 million, $1.1 million and $1.0 million, respectively, in additional Debentures as payment of interest. The Debentures are unsecured obligations of the Company which may be redeemed by the Company during the twelve months beginning July 31, 2002 at 102.5% of the principal amount (plus accrued interest) and at 101% and 100.5% during each 12 month period following. Commencing November 30, 1998, the Debentures became convertible into Common Stock at $14.3125 per share (subject to adjustment). Beginning January 31, 2004 and on each July 31 and January 31 thereafter, the Company is required to redeem for cash 25% of the outstanding principal amount of the Debentures through the maturity date. During 2001, the Company redeemed $1.1 million of debentures for $0.35 million in cash and 50,000 shares of the Company's Common Stock. Offering costs of $1.114 million on the original issuance are being amortized over seven years. The unamortized balance of offering costs is $0.316 million at December 31, 2002 and is included in other assets.

        On December 16, 1998 and concluding December 22, 1998 the Company closed a private offering of Junior Subordinated Notes (the "Junior Notes"), together with 105,000 warrants to purchase shares of

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED


NOTE F - LINE OF CREDIT AND LONG-TERM DEBT - CONTINUED

Common Stock of the Company at an exercise price of $10.00 per share expiring on the maturity date, for gross proceeds of $3.5 million with $.141 million, or $1.34 per share, attributable to the warrants. The proceeds were used to reduce the Credit Facility. The Junior Notes have not been registered under the Securities Act of 1933 and were sold to qualified investors as part of a private offering pursuant to Regulation D of a maximum of $10 million in principal amount of Junior Notes. The Junior Notes are unsecured obligations of the Company which may be redeemed by the Company upon five days prior notice without penalty or premium. The Junior Notes mature on December 1, 2003 and interest is payable on June 1 and December 1 of each year at a stated rate of 7% and an effective rate of 8%. Offering costs of $.199 million are being amortized over five years. The unamortized balance of offering costs is $0.034 million at December 31, 2002 and is included in other assets.

        Long-term debt consisted of the following (in thousands):



                                                                                             2001              2002
                                                                                            -------           -------
Credit Facility                                                                             $50,752           $37,360

Notes Payable                                                                                    23                70

Economic Development Revenue Bonds, City of Lawrence, Indiana:
floating monthly interest rate (approximately 1.8% in 2002) . Principal payments
of $125,000 and interest are due in semi-annual installments through August 2005              1,000               750

6% Convertible Subordinated Debentures due in 2005                                           16,110            16,037

7% Junior Subordinated Debentures due in 2003                                                 3,439             3,468
                                                                                            -------           -------

                                                                                             71,324            57,685
Less current maturities                                                                      51,025             8,414
                                                                                            -------           -------
                                                                                            $20,299           $49,271
                                                                                            =======           =======


        To aggregate maturities of long-term debt by year as of December 31, 2002 are as follows (in thousands):


                             FISCAL YEAR
                             -----------
                                2003                $ 8,414
                                2004                 12,979
                                2005                 12,936
                                2006                 23,356
                                                    -------
                                                    $57,685
                                                    =======

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED


NOTE G - COMMITMENTS AND CONTINGENCIES

        The Company leases buildings and equipment under operating leases with unexpired terms ranging from a month-to-month basis to fourteen years. Rent expense for all operating leases related to continuing operations were (in thousands) approximately $1,624, $1,488 and $3,590 for the years ended December 31, 2000, 2001 and 2002, respectively. Refer to Note I for the lease with a related party.

        The future minimum lease payments under these operating leases are as follows (in thousands):

                               FISCAL YEAR
                            ----------------------------
                                   2003     $ 3,569
                                   2004       3,449
                                   2005       3,181
                                   2006       3,008
                                   2007       3,007
                             Thereafter      25,110
                                            -------
                                            $41,324
                                            =======


        The Company expects to receive minimum rent payments of approximately $1.2 million per year for the period 2003 through 2012 related to the sublease of a portion of one of the Company's manufacturing facilities to a third party.

        In the fourth quarter of 2002 the Company recorded a $1.1 million charge related to litigation. The Company recorded a charge as a result of tax-related litigation related to the Company's acquisition of its automotive operations in 1997. Through arbitration, the seller was awarded approximately $1.1 million.

        The Company is not a party to any legal proceedings other than routine litigation incidental to its business, none of which would have a material adverse impact on the Company's financial position or results from operations.


NOTE H -- INCOME TAXES

        The components of earnings from continuing operations before income taxes and extraordinary items for fiscal years 2000, 2001 and 2002 are as follows (in thousands):


                                    2000       2001       2002
                                   ------     ------     ------
                 United States     $  621     $7,501     $2,670
                 Foreign            2,522      1,661      3,827
                                   ------     ------     ------
                                   $3,143     $9,162     $6,497
                                   ======     ======     ======

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED


NOTE H -- INCOME TAXES - CONTINUED
        Income taxes have been charged to continuing operations as follows (in thousands):

                                                                                FISCAL YEAR
                                                         2000                       2001                       2002
                                                        ------------------------------------------------------------
Current
Federal                                                 $ 1,421                    $ 1,186                   $ 1,943
State and local                                              77                         31                      (157)
                                                        -------                    -------                   -------
                                                          1,498                      1,217                     1,786
Deferred federal                                           (247)                     1,719                       149
                                                        -------                    -------                   -------
                                                        $ 1,251                    $ 2,936                   $ 1,935
                                                        =======                    =======                   =======


        A reconciliation of the actual federal income tax expense to the expected amounts computed by applying the statutory tax rate to earnings from continuing operations before income taxes and extraordinary items is as follows (in thousands):



                                                                                 DECEMBER 31,
                                                         2000                       2001                      2002
                                                        ------------------------------------------------------------
Expected federal income tax                             $ 1,068                     $ 3,115                $ 2,209
Gain(loss) on sale of subsidiaries                                                    1,054                   (168)
Difference in foreign & US statutory rates                   50                      (1,090)                    85
Nondeductible items                                         118                          53                     68
General business credit                                       -                         -                     (200)
State taxes                                                  77                         (23)                  (104)
Other, net                                                  (62)                       (173)                    45
                                                        -------                     -------                -------
        Actual income tax expense                       $ 1,251                     $ 2,936                $ 1,935
                                                        =======                     =======                =======


         The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 2001 and 2002 are as follows (in thousands):

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED


NOTE H -- INCOME TAXES - CONTINUED

                                                FY 2001                        FY 2002
                                        ---------------------------------------------------------
                                        Deferred       Deferred        Deferred        Deferred
                                         Assets       Liabilities       Assets        Liabilities
                                        ---------------------------------------------------------
   Tax credit carryforwards              $     -        $     -         $ 2,435         $     -
   Depreciation & amortization                 -          2,777               -           3,941
   Accrued expenses                          506            (65)              -             100
   Investment basis difference                 -              -           6,317               -
   State net operating loss carryovers        54              -               -               -
                                         -------        -------         -------         -------
                                             560          2,712           8,752           4,041
   Less: Valuation allowance                   -              -            (500)              -
                                         -------        -------         -------         -------
   Total                                 $   560        $ 2,712         $ 8,252         $ 4,041
                                         =======        =======         =======         =======

        Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

        Approximately $6.3 million of the deferred tax assets recorded at December 31, 2002 are attributable to discontinued operations, which upon their realization, will result in a tax loss that can be carried back to recover approximately $5.6 million of taxes paid in prior years. The remaining deferred tax asset attributable to the discontinued operations will result in a carry forward tax-loss that management expects to recover as an offset against taxes attributable to its future income.

        The remaining deferred tax assets are attributable to continuing operations. The Company reported $2.235 million of deferred tax assets attributable to foreign tax credit carry forwards. The foreign tax credit carry forwards can be utilized over a five-year period, but if unused during that period they will expire in the 2008 tax-year. Realization of the foreign tax credit carry forwards is dependent upon generating sufficient foreign income and United States tax liability during the 5-year carry forward period. Management believes that there is sufficient risk that some of these foreign tax credit carry forwards may expire unused and, accordingly, the Company has established an offsetting valuation allowance of $0.5 million as of December 31, 2002. Although not assured, management expects the Company to earn sufficient future income in order to realize the deferred tax assets net of the valuation allowance, which are recorded at December 31, 2002.


NOTE I -- RELATED PARTY TRANSACTIONS

        On February 15, 2001, the Company repurchased 160,000 shares of its Common Stock from its Chief Executive Officer for $880,000 in cash.

        On April 22, 2002, the Company completed a sale and leaseback transaction of its Shelbyville, KY facility to the Company's Chief Executive Officer. The sale price was $6.2 million which was equal to the book value of the property. The proceeds of the transaction were used to reduce the Company's debt under its current credit facility. The lease has a term of five years and provides for monthly rent of $70,000. The sale price and rent amount were determined by the estimated fair value of the property and

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED


NOTE I -- RELATED PARTY TRANSACTIONS - CONTINUED

estimated prevailing lease rates for similar properties. Although the Company did not obtain an independent valuation of the property or the terms of the transaction, it believes the terms of the sale and leaseback were at least as favorable to Noble as terms that could have been obtained from an unaffiliated third party. Rent expense for 2002 was approximately $0.6 million.

        On December 31, 2002 the Company completed the sale of NCE to a private equity fund for $14.0 million in cash. The Company's CEO and certain other officers have an interest in the private equity fund. Due to the related party nature of the transaction, an independent committee of the board of directors was formed to evaluate, negotiate and complete the sale of this operation. In addition, the Company obtained an independent opinion regarding the fairness of the transaction.


NOTE J -- SIGNIFICANT CUSTOMERS

        For the year ended December 31, 2002 two customers accounted for 40% and 24%, respectively, of net sales from continuing operations. The Company had one customer that accounted for 18% of net sales in fiscal 2001 and two customers that accounted for 27% of net sales in fiscal 2000.


NOTE K - ACQUISITIONS AND DISPOSITIONS


DSI Holdings, Inc.

        The Company purchased all of the outstanding stock of DSI (the "DSI Acquisition") on July 20, 2000 for $20.9 million in cash and 156,114 shares of the Company's putable Common Stock. The DSI Acquisition was accounted for as a purchase, and, accordingly, the results of operations of DSI from July 20, 2000 forward are included in the accompanying financial statements.

        In connection with the DSI Acquisition, the Company issued 156,114 shares of Common Stock putable to the Company at $13.00 per share in 25% increments beginning December 31, 2001. During 2001, the Company retired 14,666 shares in exchange for certain assets of DSI. During January 2002, the Company repurchased 33,996 shares for $0.4 million.

        In February 2002, the market price requirement of 107,452 shares of the Company's putable common stock that was issued in connection with the acquisition of DSI in 2000 was met, resulting in the put option expiring. Therefore, the common stock was reclassified from long-term debt to stockholders' equity.

        In the fourth quarter of 2002, the Company made the strategic decision to exit the logistics business segment in order to focus on its core automotive operations and has classified the operation as discontinued. This decision required the evaluation of this business under SFAS 144. Under the guidelines, this operation must be valued at the fair market value. To this end, the Company recorded an impairment charge of $15.0 million in the fourth quarter of 2002, primarily related to goodwill (Note B).

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED


NOTE K - ACQUISITIONS AND DISPOSITIONS - CONTINUED


Assured Transportation & Delivery, Inc. and Central Transportation & Delivery, Inc.


        The Company purchased all of the outstanding stock of ATD and CTD on September 6, 2000 for $8.9 million less assumed liabilities. In fiscal 2002, the Company made the strategic decision to exit the logistics business segment and has classified the operation as discontinued. This decision required the evaluation of this business under SFAS 144. Under the guidelines, this operation must be valued at the fair market value. To this end the Company recorded an impairment charge of $4.9 million in the fourth quarter of 2002, primarily related to goodwill (Note B).

        On March 21, 2003 the Company completed the sale of its logistics group for approximately $11.0 million in cash and notes as well as the assumption of substantially all payables and liabilities. The transaction included cash of $2.0 million at closing, a 135-day note for approximately $5.0 million, a $1.5 three-year amortizing note and a $2.5 million five-year amortizing note. The interest rate on the three-year and five-year notes is 4.25%. The 135-day note is not interest bearing.


Pro Motorcar Products, Inc. and Pro Motorcar Distribution, Inc.

        The Company purchased the assets of PMP and PMD on December 16, 2000 for $1.1 million and $0.35 million, respectively. The results of operations from December 16, 2000 through December 31, 2000 were not significant.


Noble Metal Forming, Inc., Noble Metal Processing - Midwest, Inc. and S.E.T. Steel, Inc.

        On February 16, 2001, the Company acquired a 49% interest in S.E.T. Steel, Inc. ("SET") for $3.0 million (the "SET Acquisition"). SET is a Qualified Minority Business Enterprise, providing metal processing services to original equipment manufacturers ("OEMs"). Contemporaneously with the SET Acquisition, the Company, through its wholly owned subsidiary Noble Manufacturing Group, Inc. ("NMG") formerly known as Noble Technologies, Inc. sold all of the capital stock of NMPM and NMF to SET for $27.2 million (the "SET Sale"). On February 16, 2001, the Company received a note for $27.2 million due June 14, 2001. On June 28, 2001, SET completed bank financing of its purchase of NMF and NMPM and repaid the $27.2 million note to the Company with $24.7 million in cash and a $4.0 million, 12% subordinated note due in 2003. In addition, the Company is guarantor of $10.0 million of SET's senior debt. During the quarter ended September 30, 2001, SET repurchased the Company's 49% interest for $3.0 million. The Company received a $3.0 million, 12% subordinated note due in 2003 which was later converted into preferred stock of SET (Note E).


Construction Equipment Direct, Inc.

        The Company purchased 81% of the outstanding capital stock of NCE on December 18, 2001 for $0.35 million in cash and stock valued at $0.35 million along with a call option to purchase the remaining capital stock of NCE. The stock was valued based on the closing price of the Company's Common Stock on December 12, 2001. On December 19, 2001, NCE purchased certain assets and assumed certain liabilities of Eagle-Picher Industries, Inc.'s construction equipment division for $6.1 million in cash plus certain post-closing working capital adjustments to be determined within 180 days of the purchase. The Company completed these transactions as a vehicle to leverage its manufacturing capabilities. In addition, as part of the transaction, the Company has agreed to purchase approximately $2.3 million of inventory used in the production of NCE's products from Eagle-Picher Industries, Inc. On December 21, 2001 the Company exercised its call option and acquired the remaining capital stock

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED


NOTE K - ACQUISITIONS AND DISPOSITIONS - CONTINUED

of NCE. In connection with the purchase, the Company recognized an after-tax extraordinary gain of $1.6 million. This gain was the result of the implementation of SFAS 141, which requires the excess of the fair value of acquired net assets over the cost associated with an acquisition to be recognized as an extraordinary gain in the period in which the transaction occurs. In fiscal 2002 the Company closed the allocation period and recorded an after-tax gain of $0.315 million.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition.

                              AT DECEMBER 14, 2001
                                 (in thousands)

       Current assets                                        $     15,910
       Property, plant and equipment                                   -
                                                             ------------
         Total assets acquired                                     15,910
       Current liabilities                                          9,389
                                                             ------------
         Net assets acquired                                 $      6,521
                                                             ============


        On December 31, 2002, the Company sold its heavy equipment segment for $14.0 million in cash. The Company completed the transaction with an entity in which the Company's CEO and certain other officers have an interest. The Company obtained an independent fairness opinion regarding the transaction. The transaction resulted in a gain of $0.174 million, net of tax (Notes B and I).


NOTE L - REDEEMABLE PREFERRED STOCK

        On April 1, 1997, the Company authorized 150,000 shares of its Series A, 10% cumulative Preferred Stock. During 1998, the Company issued 7,375 shares of its Series A, 10% cumulative Preferred Stock pursuant to the conversion of an equivalent number of NMF preferred shares. The Preferred Stock is redeemable at the option of the holder at par value plus accrued dividends. At December 31, 2001 there were 2,500 shares outstanding. As of December 31, 2002 the shares were redeemed in full.


NOTE M - STOCKHOLDERS' EQUITY

        In connection with the private offering of Junior Notes, (Note F), the Company issued 105,000 warrants to purchase shares of Common Stock of the Company at an exercise price of $10.00 per share or a cashless exercise pursuant to a formula stipulated which is based on the increase in the market price of the Company's Common Stock beyond $10.00 per share. The warrants are valued at $1.34 per share for an aggregate of approximately $141,000. The warrants are exercisable until expiration on December 1, 2003. In the event the warrants are exercised, the proceeds of the issuance of the Common Stock will be included in additional paid-in capital. At December 31, 2002, there were 60,000 warrants outstanding.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED


NOTE M - STOCKHOLDERS' EQUITY - CONTINUED

        During 1999 the Company issued 152,200 warrants to purchase shares of Common Stock for the Company at exercise prices from $7.86 to $10.00 per share or a cashless exercise pursuant to a formula stipulated which is based on the increase in the market price of the Company's Common Stock beyond the exercise price per share. At December 31, 2002 there were 15,000 warrants outstanding with an expiration date of January 4, 2003. In the event the warrants are exercised, the proceeds of the issuance of Common Stock will be included in additional paid in capital.

        On January 27, 2000 the Board of Directors approved a stock repurchase program of up to $5.0 million of the Company's Common Stock which was subsequently increased on January 31, 2001 by an additional $5.0 million. Common Stock may be repurchased from time to time in the open market, depending upon market conditions in accordance with Securities and Exchange Commission Rules. The Company repurchased 625,823 shares of its Common Stock at a cost of $5.136 million during 2000 and 197,800 shares of its Common Stock at a cost of $1.141 million during 2001.

        In February 2002, the market price requirement of 107,452 shares of the Company's putable common stock that were issued in connection with the acquisition of Dedicated Services, Inc. in 2000 was met, resulting in the put option expiring. Therefore, the common stock was reclassified from long-term debt to stockholders' equity.

        On October 4, 2002 the Company completed the sale of 925,000 shares of its common stock through a public offering. The transaction provided net proceeds to the Company of $8.6 million. The Company used the proceeds to reduce its Credit Facility.


NOTE N -- INDUSTRY SEGMENTS

        The Company classifies its continuing operations into two industry segments based on types of products: automotive (NMPM, NMPK, NMPC, NMP, NMF, UPP and Land Holdings) and distribution (Monroe, PMP and PMD). The Automotive Group mainly provides laser welding utilizing proprietary laser welding technology. The Distribution Group sells tooling components, paint and coatings related products to end users as well as distributors.

        Transactions between the automotive and distribution segments are immaterial and have been eliminated. Interest expense is allocated to each segment based on the segment's actual borrowings from the corporate headquarters, together with a partial allocation of corporate general and administrative expenses. Revenues from external customers are identified geographically based on the customer's shipping destination.

        The Company's continuing operations by business segment for the year ended December 31, 2002 follows (in thousands):

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED


NOTE N -- INDUSTRY SEGMENTS - CONTINUED


                                                                  SEGMENT
                                     AUTOMOTIVE   DISTRIBUTION     TOTALS
                                     --------------------------------------
Revenues from external customers      $120,800      $  4,428      $125,228
Interest expense                         1,834            92         1,926
Depreciation and amortization            5,593           102         5,695
Segment profit pre-tax                   8,865           760         9,625
Segment assets                          93,489         8,238       101,727
Expenditure for segment assets          14,752            95        14,847

                RECONCILIATION TO CONSOLIDATED AMOUNTS
EARNINGS
Total earnings from reportable segments                       $   9,625
Unallocated corporate headquarters expense                        (3,128)
                                                              ----------
Earnings from continuing operations before
  income taxes and extraordinary items                        $   6,497
                                                              ==========
ASSETS
Total assets for reportable segments                          $  101,727
Corporate headquarters                                            15,126
Assets held for sale                                              13,098
                                                              ----------
  Total consolidated assets                                   $  129,951
                                                              ==========



OTHER SIGNIFICANT ITEMS                                        SEGMENT                      CONSOLIDATED
                                                                TOTALS       ADJUSTMENTS       TOTALS
                                                              ----------     -----------    ------------
Interest expense                                              $    1,926       $  (998)       $    928
Expenditure for segment assets                                    14,847           193          15,040
Depreciation and amortization                                      5,695           278           5,973


GEOGRAPHIC INFORMATION                                                        LONG-LIVED
                                                               REVENUES         ASSETS
                                                              ----------      ----------
United States                                                 $   94,985       $  61,574
Canada                                                            30,187           2,261
Other                                                                 56               -
                                                              ----------       ---------
  Total                                                       $  125,228       $  63,835
                                                              ==========       =========



        The Company's continuing operations by business segment for the year ended December 31, 2001 follows (in thousands):

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED


NOTE N -- INDUSTRY SEGMENTS - CONTINUED


                                                                                               SEGMENT
                                                              AUTOMOTIVE     DISTRIBUTION       TOTALS
                                                              ----------     ------------     ---------
Revenues from external customers                              $   70,769      $   4,341       $  75,110
Interest expense                                                   2,234            120           2,354
Depreciation and amortization                                      5,172            372           5,544
Segment profit pre-tax                                             6,125            482           6,607
Segment assets                                                    73,524          7,734          81,258
Expenditure for segment assets                                     8,531             77           8,608


                     RECONCILIATION TO CONSOLIDATED AMOUNTS

EARNINGS
Total earnings from reportable segments                       $    6,607
Unallocated corporate headquarters income                          2,555
                                                              ----------
Earnings from continuing operations before
  income taxes and extraordinary items                        $    9,162
                                                              ==========
ASSETS
Total assets for reportable segments                          $   81,258
Corporate headquarters                                            25,421
Assets held for sale                                              50,260
                                                              ----------
  Total consolidated assets                                   $  156,939
                                                              ==========


OTHER SIGNIFICANT ITEMS                                        SEGMENT                       CONSOLIDATED
                                                                TOTALS       ADJUSTMENTS        TOTALS
                                                              ---------      -----------     ------------
Interest expense                                              $   2,354       $    (77)        $  2,277
Expenditure for segment assets                                    8,608             12            8,620
Depreciation and amortization                                     5,544            259            5,803


GEOGRAPHIC INFORMATION                                                        LONG-LIVED
                                                               REVENUES         ASSETS
                                                              ----------      ----------
United States                                                 $   59,563      $  59,122
Canada                                                            15,547          1,445
Other                                                                  -              -
                                                              ----------      ---------
  Total                                                       $   75,110      $  60,567
                                                              ==========      =========



        The Company's continuing operations by business segment for the year ended December 31, 2000 follows (in thousands):

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED




NOTE N -- INDUSTRY SEGMENTS - CONTINUED


                                                                                                SEGMENT
                                                              AUTOMOTIVE     DISTRIBUTION       TOTALS
                                                              ----------     ------------      ---------
Revenues from external customers                              $   83,752       $  4,203        $  87,955
Interest expense                                                   5,846            107            5,953
Depreciation and amortization                                      6,777            290            7,067
Segment profit pre-tax                                             5,023            933            5,956
Segment assets                                                    95,915          7,892          103,807
Expenditure for segment assets                                     9,545            207            9,752

RECONCILIATION TO CONSOLIDATED AMOUNTS EARNINGS
Total earnings from reportable segments                       $    5,956
Unallocated corporate headquarters expense                        (2,813)
                                                              ----------
Earnings from continuing operations before
  income taxes and extraordinary items                        $    3,143
                                                              ==========
ASSETS
Total assets for reportable segments                          $  103,807
Corporate headquarters                                             3,956
Assets held for sale                                              37,301
                                                              ----------
  Total consolidated assets                                   $  145,064
                                                              ==========



OTHER SIGNIFICANT ITEMS                                        SEGMENT                       CONSOLIDATED
                                                                TOTALS       ADJUSTMENTS        TOTALS
                                                              ----------     -----------     ------------
Interest expense                                              $    5,953     $  (4,167)        $ 1,786
Expenditure for segment assets                                     9,752           484          10,236
Depreciation and amortization                                      7,067            61           7,128


GEOGRAPHIC INFORMATION                                                        LONG-LIVED
                                                               REVENUES         ASSETS
                                                              ----------      ----------
United States                                                 $   69,958       $ 76,222
Canada                                                            15,568          1,920
Other                                                              2,429              -
                                                              ----------       --------
  Total                                                       $   87,955       $ 78,142
                                                              ==========       ========


                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED


NOTE O - EMPLOYEE BENEFIT PLANS

        The Company has a deferred compensation plan for substantially all employees of the Company. Company contributions are voluntary and are established as a percentage of each participant's salary. Company contributions to the deferred compensation plan were (in thousands) $323, $320 and $356 in 2000, 2001 and 2002, respectively.

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

        The Stock Incentive Plan is administered by the Board of Directors, which has the authority to, subject to certain limitations, make grants and modify the Stock Incentive Plan. Currently, the Stock Incentive Plan allows for the issuance of up to 400,000 shares of the Company's Common Stock. In connection with the plan, 16,041 shares of Common Stock were issued in 2001. These shares have a two-year trading restriction. In 2002 the Company recorded approximately $62,000 in compensation expense.

        In 2002, the Company's Board of Directors adopted the 2002 stock appreciation rights plan ("SAR Plan"). The SAR Plan provided for the issuance of 250,000 stock appreciation rights ("SAR's") to certain employees. Under the SAR Plan the SAR's vest over a three year period. The SAR Plan stipulates that employees will be issued common stock in the Company equal to the appreciation of the Company's common stock over $11.34 per share at the date of exercise. At December 31, 2002 250,000 SAR's were outstanding. No compensation expense was recorded in 2002.

        A summary of the status of the Stock Option Plan as of December 31, 2002, and the changes during the years ended December 31, 2000, 2001 and 2002 is presented below:

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED


NOTE O - EMPLOYEE BENEFIT PLANS - CONTINUED


                                                                       WEIGHTED AVERAGE
                                                           SHARES       EXERCISE PRICE
                                                           ------      ----------------
          Outstanding 12/31/99 (42,500 exercisable)        476,000          $ 8.60
          Granted                                          199,000          $ 6.61
          Exercised                                              -               -
          Forfeited                                       (103,500)         $10.19
                                                          --------
          Outstanding 12/31/00 (152,250 exercisable)       571,500          $ 7.61
          Granted                                           60,500          $ 6.45
          Exercised                                              -               -
          Forfeited                                        (94,500)         $ 8.83
                                                          --------
          Outstanding 12/31/01 (250,500 exercisable)       537,500          $ 7.27
          Granted                                           11,000          $ 9.83
          Exercised                                       (103,900)         $ 6.57
          Forfeited                                         (9,500)         $ 6.14
                                                          --------
          Outstanding 12/31/02 (281,750 exercisable)       435,100          $ 7.81



        Options outstanding at December 31, 2002 have a weighted-average contractual life of 3.5 years. The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2002.



Range of Exercise       Outstanding        Weighted Average     Number of Stock      Weighted Average
    Prices             Stock Options        Exercise Price    Options Exercisable     Exercise Price
-----------------      -------------       ----------------   -------------------    ----------------
 $4.78 - $5.39             22,500               $ 5.19               7,500               $ 4.78
 $6.00 - $6.64            300,350                 6.20             189,500                 6.18
 $7.35 - $11.00            37,250                 8.92              24,750                 8.58
$12.63 - $13.55            75,000                12.94              60,000                13.01
                          -------               ------             -------               ------
     Total                435,100               $ 7.54             281,750               $ 7.81
                          =======               ======             =======               ======



NOTE P - EXTRAORDINARY ITEMS

        During 2000, the Company extinguished $6.376 million of its 6% convertible debentures for an agreed upon amount of $6.411 million. In addition, the Company wrote off $.304 million in deferred financing costs, net of income taxes.

        In connection with the acquisition of NCE in 2001, the Company recognized an after-tax gain of $1.567 million. This gain was the result of the implementation of SFAS 141, which requires the excess of the fair value of acquired net assets over the cost associated with an acquisition to be recognized as an extraordinary gain in the period in which the transaction occurs.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED


NOTE P - EXTRAORDINARY ITEMS - CONTINUED

        In fiscal 2002 the Company closed the allocation period regarding the acquisition of NCE and recognized a $0.315 million after-tax gain on the transaction resulting from certain post-closing working capital adjustments.


NOTE Q - RESTRUCTURING CHARGE

        During the fourth quarter of 2000, the Company recorded a $3.938 million restructuring charge for its planned plant consolidation program within the Company's automotive group. The charge was included in accrued liabilities and was a component of selling, general and administrative expense. The charge included approximately $1.2 million for the carrying costs of owned facilities to be sold and expenses related to exiting leases. The charge also included approximately $2.3 million for the write-off of leasehold improvements within leased facilities and the write-down of owned facilities to reflect anticipated market values.

        During 2001, the Company revised its estimate of the carrying cost and market value related to certain real estate held for sale related to the 2000 restructuring. Accordingly, the Company reduced its restructuring reserve by $0.7 million. At December 31, 2001, $1.5 million remained in the restructuring reserve and related mainly to lease obligations on vacated property, repairs to vacated property and real estate that was being marketed for sale.

        During 2002, the Company closed out the reserve and as of December 31, 2002 the balance was zero. The reductions of the restructuring reserve included
(a) $0.75 million for lease costs incurred on vacated property and losses incurred in connection with the sale of certain real estate; (b) $0.4 million related to repair of vacated facilities and $0.1 million related to final rent obligation of vacated facilities; (c) $0.25 million reduction in the cost of real estate facility marketed for sale.


NOTE R -- SUBSEQUENT EVENTS

        On March 21, 2003 the Company completed the sale of its logistics group (NLS-TX and NLS-CA) for approximately $11.0 million in cash and notes as well as the assumption of substantially all payables and liabilities. The transaction included cash of $2.0 million at closing, two 135-day notes totaling approximately $5.0 million, a $1.5 three-year amortizing note and a $2.5 million five-year amortizing note. The interest rate on the three-year and five-year notes is 4.25%. The 135-day notes are non-interest bearing. Repayment of the three-year and five-year notes will be in equal monthly installments. The notes are secured by the stock of the buyer in the entities purchased.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED


NOTE S - UNAUDITED QUARTERLY RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)


FISCAL 2002, QUARTER ENDED                         DECEMBER 31      SEPTEMBER 30         JUNE 30          MARCH 31
                                                   ----------------------------------------------------------------
Net Sales                                          $   35,118        $   31,595        $   31,227        $   27,288
Cost of sales                                          30,383            26,057            25,588            22,831
Gross profit                                            4,735             5,538             5,639             4,457
                                                   ----------        ----------        ----------        ----------
Earnings (loss) on common shares from continuing
  operations before extraordinary items            $     (574)       $    1,995        $    1,742        $    1,389
                                                   ==========        ==========        ==========        ==========
Basic earnings (loss) per common share
  Continuing operations                            $    (0.07)       $     0.29        $     0.26        $     0.21
  Discontinued operations                               (2.31)            (0.05)             0.03              0.03
  Extraordinary item                                        -              0.05                 -                 -
                                                   ----------        ----------        ----------        ----------
                                                   $    (2.38)       $     0.29        $     0.29        $     0.24
                                                   ==========        ==========        ==========        ==========
Diluted earnings (loss) per common share
  Continuing operations                            $    (0.07)       $     0.27        $     0.24        $     0.19
  Discontinued operations                               (2.31)            (0.04)             0.03              0.03
  Extraordinary item                                        -              0.04                 -                 -
                                                   ----------        ----------        ----------        ----------
                                                   $    (2.38)       $     0.26        $     0.26        $     0.22
                                                   ==========        ==========        ==========        ==========


FISCAL 2001, QUARTER ENDED                         DECEMBER 31      SEPTEMBER 30        JUNE 30           MARCH 31
                                                   ----------------------------------------------------------------
Net Sales                                          $   25,268        $   19,380        $   17,317        $   13,145
Cost of sales                                          19,967            15,341            12,752             9,208
Gross profit                                            5,301             4,039             4,565             3,937
                                                   ----------        ----------        ----------        ----------
Earnings (loss) on common shares from continuing
  operations before extraordinary items            $    1,988        $    2,117        $    1,559        $      535
                                                   ==========        ==========        ==========        ==========
Basic earnings (loss) per common share
  Continuing operations                            $     0.30        $     0.32        $     0.24        $     0.08
  Discontinued operations                               (0.09)            (0.06)            (0.07)            (0.11)
  Extraordinary item                                     0.24                 -                 -                 -
                                                   ----------        ----------        ----------        ----------
                                                   $     0.45        $     0.26        $     0.17        $    (0.03)
                                                   ==========        ==========        ==========        ==========
Diluted earnings (loss) per common share
  Continuing operations                            $     0.28        $     0.30        $     0.23        $     0.08
  Discontinued operations                               (0.07)            (0.05)            (0.06)            (0.11)
  Extraordinary item                                     0.20                 -                 -                 -
                                                   ----------        ----------        ----------        ----------
                                                   $     0.41        $     0.25        $     0.17        $    (0.03)
                                                   ==========        ==========        ==========        ==========



NOTE: PER SHARE CALCULATIONS ARE BASED ON ACTUAL DOLLAR AMOUNTS AND MAY BE SUBJECT TO ROUNDING.

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FISCAL YEARS 2000, 2001 AND 2002 - CONTINUED



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated by reference from the information under the caption "Item 1: Election of Directors" in the 2003 Proxy Statement.


ITEM 11.   EXECUTIVE COMPENSATION

        Incorporated by reference from the information under the captions "Executive Compensation and Other Information," "Report of the Compensation Committee on Executive Compensation" and "Performance Graph" in the 2003 Proxy Statement.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            EQUITY COMPENSATION PLAN


                                                  (a)                      (b)                   (c)
                                                Number of                Weighted-
                                             securities to be            average        Number of securities
                                               issued upon               exercise      remaining available for
                                               exercise of               price of       future issuance under
                                               outstanding             outstanding       equity compensation
                                                 options,                options,          plans (excluding
                                                 warrants              warrants and      securities reflected
   Plan Category                                and rights                rights             in column (a))
   ---------------------------------------   -----------------        -------------     ----------------------
   Equity compensation plans approved
     by security holders                         435,100                $    7.54              151,000
   Equity compensation plans not approved
     by security holders                               -                $       -                    -
                                                 -------                ---------              -------
   Total                                         435,100                $    7.54              151,000
                                                 =======                =========              =======


        Incorporated by reference from the information under the captions "Voting Rights and Requirements" and "Common Stock Ownership of Certain Beneficial Owners and Management" in the 2003 Proxy Statement.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference from the information under the caption "Certain Transactions" in the 2003 Proxy Statement.

ITEM 14.   CONTROLS AND PROCEDURES

        The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. Within 90 days of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer (CEO), and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of the evaluation date for ensuring that information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements  [Filed under Item 8 above.]

         Financial Statement Schedules


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES


                                 (IN THOUSANDS)


                                                              Additions -   Deductions -
                                               Balance at     Charged to     Deductions      Balance at
                                               Beginning      Costs and      (see notes        End of
                                               of Period       Expenses        below)          Period
                                               ----------     -----------   ------------     ----------
Year ended December 31, 2000
----------------------------
  Reserve for Doubtful Accounts                 $     -        $    -         $      -         $   -
  Valuation Allowance for Deferred Taxes              -             -                -             -
Year ended December 31, 2001
----------------------------
  Reserve for Doubtful Accounts                       -            53                -            53
  Valuation Allowance for Deferred Taxes              -             -                -             -
Year ended December 31, 2002
----------------------------
  Reserve for Doubtful Accounts                      53         1,216             1,269  (1)        -
  Reserve for Doubtful Notes Receivable               -           462                -           462
  Valuation Allowance for Deferred Taxes              -           500                -           500

(1) Uncollectible accounts charged off



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

         10.70## Stock Purchase Agreement among Noble Automotive Group, David J. Langevin and James P. Patton dated December 19, 2001.

         10.71## Asset Purchase Agreement among Construction Equipment Direct, Inc. and Eagle-Picher Industries, Inc. dated December 19, 2001.

         10.72### Asset Purchase Agreement among Noble Construction Equipment, Inc. and Quantum Construction, Inc. dated December 30, 2002

         21.1        Subsidiaries of the Registrant.

         23.1        Consent of Deloitte & Touche, LLP.

         23.2        Consent of Grant Thornton, LLP.

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

### Incorporated herein by reference to the Company's current report on Form 8K filed January 13, 2003.

(b)      Reports on Form 8-K.
         -------------------

         (i) Report on Form 8-K filed on June 26, 2002, concerning the Company's earnings estimate for fiscal 2002.
         (ii) Report on Form 8-K filed on September 20, 2002, concerning the adjustment of the Company's diluted earnings per share for the six months ended June 30, 2002.
         (iii) Report on Form 8-K filed on September 23, 2002 concerning modifications to its underwriting agreement regarding the Company's convertible subordinated debt.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2003
NOBLE INTERNATIONAL, LTD.


By:  /S/ ROBERT J. SKANDALARIS     By:  /S/ DAVID V. HARPER
   -----------------------------      -----------------------------------------
   Robert J. Skandalaris, Chief       David V. Harper, Chief Financial Officer
   Executive Officer

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

/S/ ROBERT J. SKANDALARIS                                     March 30, 2003
-----------------------------------------
Robert J. Skandalaris, Chairman of the
Board and Chief Executive Officer
(Principal Executive Officer)

/S/ MARK T. BEHRMAN                                           March 30, 2003
-----------------------------------------
Mark T. Behrman, Director

/S/ VAN CONWAY                                                March 30, 2003
-----------------------------------------
Van Conway, Director

/S/ LEE M. CANAAN                                             March 30, 2003
-----------------------------------------
Lee M. Canaan, Director

/S/ STUART I. GREENBAUM                                       March 30, 2003
-----------------------------------------
Stuart I. Greenbaum, Director

/S/ DANIEL J. MCENROE                                         March 30, 2003
-----------------------------------------
Daniel J. McEnroe, Director

/S/ JONATHAN P. RYE                                           March 30, 2003
-----------------------------------------
Jonathan Rye, Director

/S/ THOMAS L. SAELI                                           March 30, 2003
-----------------------------------------
Thomas L. Saeli, Director

/S/ ANTHONY R. TERSIGNI                                       March 30, 2003
-----------------------------------------
Anthony R. Tersigni, Director

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                                   PURSUANT TO
               RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert J. Skandalaris, certify that:

1. I have reviewed this annual report on Form 10-K of Noble International, Ltd.;

2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 30, 2003        By: /s/ ROBERT J. SKANDALARIS
                               -------------------------------------------------
                            Name: Robert J. Skandalaris
                            Title: Chief Executive Officer (Principal Executive
                                   Officer) of Noble International, Ltd.

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                                   PURSUANT TO
               RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David V. Harper, certify that:

1. I have reviewed this annual report on Form 10-K of Noble International, Ltd.;

2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 30, 2003        By: /s/ DAVID V. HARPER
                               -------------------------------------------------
                            Name: David V. Harper
                            Title: Chief Financial Officer (Principal Financial
                                   Officer) of Noble International, Ltd.

                               10-K EXHIBIT INDEX



EXHIBIT NO.     DESCRIPTION

EX-21.1         Subsidiaries of the Registrant

EX-23.1         Independent Auditor's Consent

EX-23.2         Consent of Independent Certified Public Accountants

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002