Form 10-Q
period 2003-03-31
NOBLE INTERNATIONAL LTD
filed 2003-05-15
CIK 1034258

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[ X ]    QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT   OF 1934

For the quarterly period ended March 31, 2003

                                       OR

[   ]    TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

Commission File Number:   001-13581
                        --------------

                            NOBLE INTERNATIONAL, LTD.
                            -------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares of the registrant's common stock, $.001 par value, outstanding as of May 14, 2003 was 7,751,074.

                            NOBLE INTERNATIONAL, LTD.
                                 FORM 10-Q INDEX

This report contains statements (including certain projections and business trends) accompanied by such phrases as "assumes," "anticipates," "believes," "expects," "estimates," "projects," "will" and other similar expressions, that are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Statements regarding future operating performance, new programs expected to be launched and other future prospects and developments are based upon current expectations and involve certain risks and uncertainties that could cause actual results and developments to differ materially. Potential risks and uncertainties include such factors as demand for the company's products, pricing, the company's growth strategy, including its ability to consummate and successfully integrate future acquisitions, industry cyclicality, fuel prices and seasonality, the company's ability to continuously improve production technologies, activities of competitors and other risks detailed in the company's Annual Report on Form 10-K for the year ended December 31, 2002 and other filings with the Securities and Exchange Commission. These forward looking statements are made only as of the date hereof.



                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION.............................................................................3

   ITEM 1:  FINANCIAL STATEMENTS...........................................................................3
      Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002...................3
      Consolidated Statements of Operations (unaudited) for the Three Month Periods Ended March 31, 2003 and 2002.............................................................................................4
      Consolidated Statements of Cash Flows (unaudited) for the Three Month Periods Ended March 31, 2003 and 2002.............................................................................................5
      Consolidated Statements of Comprehensive Income (unaudited) for the Three Month Periods Ended
      March 31, 2003 and 2002..............................................................................6
      Notes to Consolidated Interim Financial Statements...................................................7
   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........12
   ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................14
   ITEM 4:  DISCLOSURE CONTROLS AND PROCEDURES............................................................15

PART II - OTHER INFORMATION...............................................................................16

   ITEM 1:  LEGAL PROCEEDINGS.............................................................................16
   ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................................16
   ITEM 3:  DEFAULTS UPON SENIOR SECURITIES...............................................................16
   ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................16
   ITEM 5:  OTHER INFORMATION.............................................................................16
   ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K..............................................................16

                          PART I: FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                 MARCH 31,    DECEMBER 31,
                                                   2003          2002
                                                (unaudited)
                                                -----------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents                     $     1,156   $     1,154
  Accounts receivable, trade - net                   30,924        22,992
  Note receivable, short term                         5,375           -
  Inventories                                        11,466         9,363
  Deferred income taxes                               6,949         6,217
  Income taxes refundable                               250           250
  Prepaid expenses                                    3,168         2,555
                                                -----------   -----------
Total Current Assets                                 59,288        42,531
Property, Plant & Equipment, net                     49,361        47,762
Other Assets:
  Goodwill, net                                      15,690        15,690
  Covenants not to compete, net                         333           383
  Note receivable, long term                          4,000           -
  Other assets, net                                  10,374        10,487
                                                -----------   -----------
Total Other Assets                                   30,397        26,560
Assets Held for Sale                                  1,084        13,098
                                                -----------   -----------
TOTAL ASSETS                                    $   140,130   $   129,951
                                                ===========   ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                              $    24,287   $    19,830
  Accrued liabilities                                 7,774         5,685
  Current maturities of long-term debt                8,421         8,414
  Income taxes payable                                    6           -
                                                -----------   -----------
Total Current Liabilities                            40,488        33,929

Long-Term Liabilities:
  Deferred income taxes                               2,015         2,006
  Convertible subordinated debentures                16,037        16,037
  Long-term debt, excluding current maturities       39,300        33,234
                                                -----------   -----------
Total Long-Term Liabilities                          57,352        51,277
Liabilities Held for Sale                               -           2,684
STOCKHOLDERS' EQUITY
  Common stock                                            9             9
  Additional paid-in capital                         32,930        32,874
  Retained earnings                                   9,686         9,755
  Accumulated comprehensive loss, net                  (335)         (577)
                                                -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                           42,290        42,061
                                                -----------   -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $   140,130   $   129,951
                                                ===========   ===========

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           -------------------------
                                                              2003          2002
                                                           -----------   -----------
Net sales                                                  $    40,848   $    27,288
Cost of sales                                                   34,174        22,831
                                                           -----------   -----------
  Gross margin                                                   6,674         4,457
Selling, general and administrative expenses                     3,428         2,243
                                                           -----------   -----------
  Operating profit                                               3,246         2,214
Interest income                                                    155           245
Interest expense                                                  (346)         (276)
Other, net                                                          (2)           (5)
                                                           -----------   -----------
  Earnings from continuing operations before income taxes        3,053         2,178
Income tax expense                                               1,018           779
Preferred stock dividends                                          -              10
                                                           -----------   -----------
  Earnings on common shares from continuing operations           2,035         1,389
Discontinued operations:
Earnings (loss) from discontinued operations                      (807)          221
Loss on sale of discontinued operations                           (678)          -
                                                           -----------   -----------
  Net earnings on common shares                            $       550   $     1,610
                                                           ===========   ===========

BASIC EARNINGS PER COMMON SHARE:
  Earnings per share from continuing operations            $      0.26   $      0.21
  Earnings (loss) from discontinued operations                   (0.10)         0.03
  Loss on sale of discontinued operations                        (0.09)          -
                                                           -----------   -----------
  Basic earnings per common share                          $      0.07   $      0.24
                                                           ===========   ===========
DILUTED EARNINGS PER COMMON SHARE
  Earnings per share from continuing operations            $      0.25   $      0.19
  Earnings (loss) from discontinued operations                   (0.09)         0.03
  Loss on sale of discontinued operations                        (0.08)          -
                                                           -----------   -----------
  Diluted earnings per common share                        $      0.08   $      0.22
                                                           ===========   ===========
  Dividends declared and paid                              $     0.080   $     0.080
                                                           ===========   ===========
Basic weighted average common shares outstanding             7,722,877     6,729,905
Diluted weighted average common shares outstanding           8,910,859     8,111,888

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                ---------------------
                                                                  2003        2002
                                                                ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings from continuing operations                       $   2,035   $   1,399
  Adjustment to reconcile net earnings to net cash provided by operations
     Interest expense related to amortization of fees                 137         112
     Depreciation of property, plant and equipment                  1,581       1,322
     Amortization of intangible assets                                 67          54
     Deferred income taxes                                           (723)        -
     Loss on sale of property and equipment                             2           6
  Changes in assets and liabilities
     Decrease (increase) in accounts receivable                    (7,932)      1,020
     Decrease (increase) in inventories                            (2,103)        964
     Decrease (increase) in prepaid expenses                         (613)        541
     Decrease (increase) in other operating assets                    (34)          3
     Increase in accounts payable                                   4,457       2,624
     Increase in income taxes payable                                   6         856
     Increase (decrease) in accrued liabilities                     2,089        (723)
                                                                ---------   ---------
         Net cash provided by continuing operations                (1,031)      8,178
         Net cash used in discontinued operations                  (3,530)     (2,784)
                                                                ---------   ---------
         Net cash provided by (used in) operating activities       (4,561)      5,394
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                        (3,033)     (2,987)
  Proceeds from sale of property, plant and equipment                 -           650
  Net proceeds from sale of discontinued operations                 2,000         -
  Investments                                                         -          (520)
                                                                ---------   ---------
         Net cash used in investing activities                     (1,033)     (2,857)
CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of common stock                                          -          (123)
  Proceeds from issuance of common stock                               56         -
  Capital lease payments                                              -           (12)
  Preferred dividends declared and paid                               -           (10)
  Dividends on common declared and paid                              (619)       (540)
  Redemption of preferred stock of subsidiary                         -          (250)
  Payments on long-term debt                                           (6)       (125)
  Net borrowings (repayments) on note payable to bank               6,072      (1,522)
                                                                ---------   ---------
         Net cash provided by (used in) financing activities        5,503      (2,582)
Effect of exchange rate changes on cash                                93        (253)
                                                                ---------   ---------
         Net increase (decrease) in cash                                2        (298)
Cash at beginning of period                                         1,154         943
                                                                ---------   ---------
Cash at end of period                                           $   1,156   $     645
                                                                =========   =========

SUPPLEMENTAL CASH FLOW DISCLOSURE
    Cash paid for:
      Interest                                                  $     712   $     990
      Taxes                                                           952         -

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (Unaudited, in thousands)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     -------------------
                                                                      2003        2002
                                                                     -------     -------
Net earnings on common shares                                        $   550     $ 1,610

Other comprehensive income (loss), equity adjustment
from foreign currency translation, net of tax                        $   242     $ (235)
                                                                     -------     ------

Comprehensive income, net of tax                                     $   792     $ 1,375
                                                                     =======     =======

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

Results for interim periods should not be considered indicative of results for a full year. The December 31, 2002 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain information for fiscal year 2002 related to discontinued operations has been reclassified to conform to the current year presentation. Discontinued operations include the Company's logistics group for the period ending March 31, 2003 and the Company's logistics and heavy equipment groups for the period ending March 31, 2002.

The accompanying consolidated financial statements as of March 31, 2003 and for the year ended December 31, 2002, include Noble International, Ltd. and its wholly-owned subsidiaries, Noble Component Technologies ("NCT"); Monroe Engineering Products, Inc. ("Monroe"), Noble Metal Processing, Inc. ("NMP"), Noble Land Holdings, Inc. ("Land Holdings"), Noble Manufacturing Group, Inc. ("NMG"), Noble Metal Processing Canada, Inc. ("NMPC"), Noble Metal Processing -- Kentucky, LLC ("NMPK"), Pro Motorcar Products, Inc. ("PMP"), Pro Motorcar Distribution, Inc. ("PMD"), Noble Logistic Services, Inc. ("NLS-CA" and "NLS-TX"), and Noble Construction Equipment, Inc. ("NCE"), (collectively, "Noble" or the "Company") from the date of acquisition to the date of disposition, if applicable.

On March 21, 2003, the Company completed the sale of its logistics group for approximately $11.1 million in cash and notes as well as the assumption of substantially all payables and liabilities. The transaction included cash of $2.0 million at closing, two 135 day notes totally approximately $5.1 million, a $1.5 million three-year amortizing note and a $2.5 million five-year amortizing note. The long-term notes bear an interest rate of 4.5% and will be repaid in equal monthly installments. The 135-day notes are not interest bearing. The notes are secured by the stock of the buyer in the entities purchased. The results for the logistics group for the period ending March 31, 2002 and 2003 follows (in thousands):

                                       2003               2002
                                       ----               ----
Revenue                              $14,800             $16,093

Pre tax income (loss)                 (1,216)                 65

In addition, the period ending March 31, 2002 for discontinued operations includes the results from the Company's heavy equipment group which had revenue of $11.6 million and pretax profit of $0.3 million.

Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Calculation of diluted EPS assumes the exercise of common stock options and warrants when dilutive, and the impact of restricted stock and the assumed conversion of convertible debt, when dilutive. The following table reconciles the numerator and denominator to calculate basic and diluted EPS for the three months ended March 31, 2002 and 2003 (in thousands, except share and per share amounts; per share amounts are subject to rounding).

                                                                               Three months ended March 31,
                                                    -------------------------------------------------------------------------------
                                                                      2003                                   2002
                                                    --------------------------------------  ---------------------------------------
                                                    Net Earnings   Shares        Per share  Net Earnings     Shares       Per share
                                                    (Numerator)  (Denominator)    Amounts   (Numerator)  (Denominator)     Amounts
                                                    -----------  -------------   ---------  -----------  -------------    ---------
Basic earnings per common share
  Earnings on common shares from
     continuing operations                           $   2,035     7,722,877    $     0.26   $   1,389     6,729,905       $   0.21

  Effect of dilutive securities:
  Contingently issuable shares                                        16,540           -                      27,737            -
  Convertible debentures                                   179     1,120,488         (0.01)        180     1,125,520          (0.02)
  Warrants                                                               -             -                      18,106            -
  Stock Options                                            -          50,954           -           -         210,620            -
                                                     ---------     ---------    ----------   ---------     ---------       --------
Earnings on common shares from continuing
   operations assuming dilution                      $   2,214     8,910,859    $     0.25   $   1,569     8,111,888       $   0.19
                                                     =========     =========    ==========   =========     =========       ========

The Company has adopted the disclosure only provisions of SFAS 123 and SFAS 148. As allowed by SFAS 123, the Company has elected to continue to follow APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized under the stock-based compensation plan ("the Plan"). Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan utilizing the Black-Scholes option pricing model, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below for the first quarter ended March 31, 2003 and 2002 (in thousands, except per share data):


                                                                     QUARTER ENDED MARCH 31,
                                                                    2003               2002
                                                            --------------------------------------
Net earnings on common shares from continuing operations
As reported                                                 $             2,035   $          1,389
   Less: Total employee stock option expense under the
      fair value method, net of related tax effects                          51                 79
                                                            -------------------   ----------------
   Pro forma                                                              1,984              1,310

Basic earnings per share from continuing operations
   As reported                                              $              0.26   $           0.21
   Pro forma                                                               0.26               0.19

Diluted earnings per share from continuing operations
   As reported                                              $              0.25   $           0.19
   Pro forma                                                               0.24               0.18

NOTE B--INVENTORIES

Inventories at March 31, 2003 and December 31, 2002 consisted of the following (in thousands):

                                                March 31, 2003              December 31, 2002
                                               ---------------              -----------------
Raw materials and purchased parts              $         5,118              $           3,925
Work in process                                          2,956                          2,346
Finished goods                                           3,392                          3,011
Other                                                       -                              81
                                               ---------------              -----------------
 Total Inventory                               $        11,466              $           9,363
                                               ===============              =================

NOTE C--INDUSTRY SEGMENTS

The Company classifies its continuing operations into two industry segments based on product type: automotive and distribution. The automotive group, as a Tier I and Tier II supplier, provides prototype design, engineering, laser welding of tailored blanks and other laser welding, and cutting services of automotive components for major OEMs and Tier I automotive suppliers. The Company's automotive manufacturing facilities have been awarded both QS-9000 and ISO 14001 certifications. The Distribution Group distributes tooling components, including adjustable handles, hand wheels, plastic knobs, levers, handles, hydraulic clamps, drills, jigs, paint measurement and tint meter gauges, quick drying lamps, and permanent magnets to various customers directly as well as through a network of distributors.

Transactions between the automotive and distribution segments, as well as with corporate headquarters have been eliminated in the consolidated financial statements. There are no inter-segment sales. Interest expense is allocated to each operating segment based on the segment's actual borrowings from the parent holding company, together with a partial allocation of corporate general and administrative expenses. Revenues from external customers are identified geographically based on the customer's shipping destination.

The Company's operations by business segment and geography for the three months ended March 31, 2003 follow (in thousands):

                                                                                                          SEGMENT
                                                          AUTOMOTIVE             DISTRIBUTION              TOTALS
                                                         ----------------------------------------------------------
Revenues from external customers                            $ 39,625               $  1,223               $ 40,848
Interest expense                                                 398                     25                    423
Depreciation and amortization                                  1,568                     35                  1,603
Segment profit pre-tax                                         4,038                    175                  4,213
Segment assets                                                98,200                  8,204                106,404
Expenditure for segment assets                                 2,995                     45                  3,040

                  RECONCILIATION TO CONSOLIDATED AMOUNTS
EARNINGS
Total earnings from reportable segments                        $      4,213
Unallocated corporate headquarters expense                           (1,160)
                                                               ------------
Earnings from continuing operations before
  income taxes                                                 $      3,053
                                                               ============
ASSETS
Total assets for reportable segments                           $    106,404
Corporate headquarters                                               32,642
Assets held for sale                                                  1,084
                                                               ------------
  Total consolidated assets                                    $    140,130
                                                               ============

OTHER SIGNIFICANT ITEMS                                            SEGMENT                    CONSOLIDATED
                                                                   TOTALS      ADJUSTMENTS       TOTALS
                                                               -------------  -------------  -------------
Interest expense                                               $         423  $        (77)  $         346
Expenditure for segment assets                                         3,040            23           3,063
Depreciation and amortization                                          1,603            45           1,648


GEOGRAPHIC INFORMATION                                                          LONG-LIVED
                                                                 REVENUES         ASSETS
                                                               -----------      ----------
United States                                                  $    32,197      $   62,984
Canada                                                               8,603           2,400
Other                                                                   48               -
                                                               -----------      ----------
  Total                                                        $    40,848      $   65,384
                                                               ===========      ==========

The Company's operations by business segment and geography for the three months ended March 31, 2002 follow (in thousands):

                                                                                                   SEGMENT
                                                                AUTOMOTIVE      DISTRIBUTION       TOTALS
                                                               ---------------------------------------------
Revenues from external customers                               $    26,212      $      1,076     $    27,288
Interest expense                                                       364                27             391
Depreciation and amortization                                        1,260                21           1,281
Segment profit pre-tax                                               2,056               221           2,277
Segment assets                                                      80,462             7,730          88,192
Expenditure for segment assets                                       2,842                 9           2,851

                   RECONCILIATION TO CONSOLIDATED AMOUNTS
EARNINGS
Total earnings from reportable segments                         $     2,277
Unallocated corporate headquarters expense                             (99)
                                                                -----------
Earnings from continuing operations before
  income taxes                                                  $     2,178
                                                                ===========
ASSETS
Total assets for reportable segments                            $    88,192
Corporate headquarters                                               19,552
Assets held for sale                                                 49,023
                                                                -----------
  Total consolidated assets                                     $   156,767
                                                                ===========


OTHER SIGNIFICANT ITEMS                                            SEGMENT                     CONSOLIDATED
                                                                   TOTALS       ADJUSTMENTS       TOTALS
                                                                ------------   ------------    -------------
Interest expense                                                $       391     $     (115)    $        276
Expenditure for segment assets                                        2,851            136            2,987
Depreciation and amortization                                         1,281             95            1,376


GEOGRAPHIC INFORMATION                                                          LONG-LIVED
                                                                 REVENUES         ASSETS
                                                                ----------     -----------
United States                                                   $   20,230     $    62,654
Canada                                                               7,047           1,345
Other                                                                   11               -
                                                                ----------     -----------
  Total                                                         $   27,288     $    63,999
                                                                ==========     ===========

NOTE D -- RESTRUCTURING RESERVE

The Company adopted SFAS 146 on January 1, 2003. SFAS 146 requires a company to record a liability for costs associated with an exit activity, at fair value, only when a liability is incurred. Accordingly, the Company has recorded as an expense in selling, general and administrative and in accrued liabilities a pre-tax restructuring charge of $0.65 million in March 2003 related to organizational changes and headcount reductions. As of March 31, 2003 no amounts had been paid. The Company expects to complete payment of the reserve by May 31, 2004.

NOTE E -- ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS 142 on January 1, 2002, and goodwill is no longer amortized. As of March 31, 2003 the Company has goodwill in continuing operations of $15.7 million, net of $4.6 million of accumulated amortization.

For the three-month period ended March 31, 2003 no goodwill or other intangible assets related to continuing operations were acquired, impaired or disposed.

Covenants not to compete attributable to continuing operations are amortized over the life of the agreement, typically three to five years. As of March 31, 2003 the Company has a balance of covenants not to compete of $0.3 million, net of accumulated amortization of $1.1 million. Amortization expense for the three months ended March 31, 2003 and 2002 were $0.05 million and $0.05 million, respectively. The Company expects to fully amortize the existing covenants not to compete by the end of 2004. Annual amortization expense of these covenants is estimated to be $0.2 million for both fiscal 2003 and 2004.

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

The Company adopted SFAS 144 on January 1, 2002. SFAS 144 requires that assets that are planned to be disposed of be classified as held for sale on the Company's balance sheet. At March 31, 2003 the Company had approximately $1.1 million of assets classified as assets held for sale. These assets consist of real estate that is being marketed for sale.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF CONTINUING OPERATIONS

         Net Sales. Net sales for the three months ended March 31, 2003 were $40.8 million, an increase of $13.6 million, or 49.7%, compared to the same period in 2002. The increase in sales is attributable to increased revenue in both operating segments. The automotive segment increased sales by $13.4 million or 51.2% over the first quarter of 2002. The distribution segment increased sales $0.15 million or 13.7% over the first quarter of 2002. In the automotive segment the increase was primarily the result of higher production volumes on certain vehicles, higher steel sales and sales from new product launches. The increase in distribution sales was primarily attributable to the successful launch of new products.

         Cost of Sales. Cost of sales for the three-month period ended March 31, 2003 increased by $11.3 million to $34.2 million, an increase of 49.7% compared to the same period in 2001. These increases were primarily the result of increased net sales across both segments and increased steel purchases in the automotive segment. Cost of sales as a percentage of sales remained unchanged at 83.7% for the three-month period March 31, 2003 as compared to the same period in 2002.

         Gross Margin. Gross margin increased $2.2 million to $6.7 million for the three months ending March 31, 2003, or 49.7%, from $4.5 million for the comparable period in 2002. This increase was due to higher revenues. Gross margin as a percentage of sales remained flat at 16.3%.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.2 million, or 52.8%, to $3.4 million for the three-month period ended March 31, 2003 as compared to $2.2 million in the comparable period of 2002. This increase was primarily the result of the inclusion of a $0.65 million restructuring charge as well as increased costs related to higher volume. As a percentage of net sales, selling, general and administrative expenses increased to 8.4% for the three months ended March 31, 2003 from 8.2% for the same period in 2002.

         Operating Profit. As a result of the foregoing factors, operating profit increased $1.0 million, or 46.6%, to $3.2 million for the three-month period ended March 31, 2003 from $2.2 million for the same period in 2002. As a percentage of net sales, operating profit decreased to 7.9% for the three months ended March 31, 2003 from 8.1% for the same period in 2002. The decrease was primarily the result of increased steel sales that have a lower margin than value-added sales as well as the inclusion of a $0.65 million restructuring charge.

         Interest Income. Interest income decreased by $0.1 million, or 36.7% to $0.2 million for the three-month period ended March 31, 2003 from $0.3 million for the same period in 2002. The decrease was the result of lower notes receivable balances resulting from the conversion of note receivables from SET Enterprises ("SET") into preferred stock in April 2002.

         Interest Expense. Interest expense increased 25.2%, to $0.4 million, for the three months ended March 31, 2003 from $0.3 million for the comparable period of 2002. The increase was the result of increased borrowing primarily related to steel purchases and capital expenditures in the automotive group.

         Income Tax Expense. Income tax expense for the three-month period ended March 31, 2003 increased 30.7%, or $0.2 million, to $1.0 million from $0.8 million for the comparable period in 2002. The increase in income tax expense is due to increased earnings.

         Earnings on Common Shares from Continuing Operations. As a result of the foregoing factors, earnings on common shares from continuing operations increased for the three-month period ended March 31, 2003 to $2.0 million from $1.4 million for the comparable period of the prior year, an increase of 46.5%.

         Net Earnings. Due to the net loss in discontinued operations of $0.8 million and a loss on sale of discontinued operations of $0.7 million, net earnings on common shares for the period ended March 31, 2003 decreased by $1.0 million or 65.8% to $0.6 million from $1.6 million in the same period in 2002.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equity and debt financings and loans from stockholders. Working capital needs and capital equipment requirements in the continuing operations have increased as a result of the growth of the Company and are expected to continue to increase. Anticipated increases in required working capital and capital equipment expenditures are expected to be met from cash flow from operations, equipment financing and borrowings under a credit facility. As of March 31, 2003, the Company had a working capital surplus of approximately $18.8 million. The Company completed the sale of its logistics business in March 2003 which resulted in cash received of $2.0 million.

         The Company used cash in continuing operations of $1.0 million for the first quarter ended March 31, 2003. Net cash generated by continuing operating activities was primarily the result of net earnings, plus non-cash expense such as depreciation expense and increases in accounts payable and accrued liabilities. This was offset by increases in accounts receivable, inventories and prepaid expenses. The increase in accounts receivable of $7.9 million is related to a start of a new production program at the automotive segment as well as increased volume in current programs.

         The Company used cash in investing activities of $1.0 million for the first quarter ended March 31, 2003. This was primarily the result of the purchase of fixed assets of $3.1 million offset by cash of $3.0 million received in the sale of logistics business.

         The Company generated $5.5 million in cash flow from financing activities for the first quarter ended March 31, 2003, primarily from borrowings under the Credit Facility. The Company paid dividends of $0.6 million.

         The Company maintains a secured Credit Facility with Comerica Bank N.A. The amount of the facility was $48.0 million on March 31, 2003, and has an expiration date of January 2006. As of March 31, 2003 the Credit Facility had a balance of $43.4 million. The Credit Facility consists of two loans. The first is an $18.0 million revolving loan, increased in April 2003 to $20.0 million, with a formula based on the Company's assets in the determination of available credit. The second is a term loan of $28.0 million. The Company makes monthly principal payments of $0.389 million on the term loan. The Credit Facility is secured by assets of the Company and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the

Company with borrowing options for multi-currency loans. Borrowing options include a Eurocurrency rate, or a base rate. Advances under the facility bore interest at an effective rate of approximately 4.51% as of March 31, 2003. Costs of originating the Credit Facility of $1.0 million are being amortized over three years; amortization expense for the first quarter of 2003 was $0.1 million. The unamortized balance of origination costs is $0.9 million at March 31, 2003 and is included in other assets. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $15 million.

         The Company guarantees $10.0 million of SET Enterprise's ("SET") senior debt in connection with its sale of businesses to SET. The Company would be required to perform under the guarantee if SET was unable to repay or renegotiate its credit facility. The maximum amount the Company would be required to pay is $10.0 million. The Company does not currently carry a liability for this guarantee. The guarantee is unsecured and the Company would be entitled to the proceeds from any liquidation after the senior debt lender had been paid in full.

         The Company has from time to time been in violation of certain of its financial debt ratio covenants and covenants relating to the issuance of preferred stock and the payment of preferred and common stock dividends, requiring it to obtain waivers of default from its lenders. At March 31, 2003 the Company is in compliance with all of its financial debt covenants under the Credit Facility.

         The liquidity provided by the Company's Credit Facility, combined with cash flow from continuing operations is expected to be sufficient to meet currently anticipated working capital and capital expenditure needs and for existing debt service for at least 12 months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such twelve-month period. In addition, the Company continues to evaluate, as part of its business strategy, and may pursue future growth through opportunistic acquisitions of assets or companies involved in the automotive component supply and distribution industries, which acquisitions may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.



INFLATION

         Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had a material effect on its business over the past two years.



ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 21.2% of the total revenues for the three months ended March 31, 2003. The Company's primary foreign currency exposure is to the Canadian Dollar. The Company manages its exposure to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset.

         As of March 31, 2003 only 3.9% of the Company's long-lived assets are based in its foreign subsidiaries. These assets are translated into U.S. Dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' equity. Accordingly, the Company's consolidated stockholders' equity will fluctuate depending on the weakening or strengthening of the U.S. Dollar against the respective foreign currency.

         The Company's financial results are affected by changes in U.S. and foreign interest rates. The Company does not hold financial instruments that are subject to market risk (interest rate risk and foreign exchange risk).



ITEM 4:  DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures, as defined in the Securities Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this Form 10-Q Quarterly Report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

Changes in Internal Controls. There have been no significant changes in the Company's internal controls that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.

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

         Inapplicable.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

         99.1   Certification Pursuant to 18 U.S.C. 1350 of Robert J.
                Skandalaris.
         99.2   Certification Pursuant to 18 U.S.C. 1350 of David V. Harper.

(b) The following report on Form 8-K was filed during the period ending March 31, 2003:

         (i) Report on Form 8-K filed on January 15, 2003, concerning the disposition of assets of Noble Construction Equipment, Inc.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NOBLE INTERNATIONAL, LTD.


Dated: May 14, 2003                     By: /s/ David V. Harper
                                           -------------------------------------
                                           David V. Harper,
                                           Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                                   PURSUANT TO
               RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert J. Skandalaris, certify with respect to the Quarterly Report of Noble International, Ltd. on Form 10-Q for the quarterly period ended March 31, 2003 ("Report") that

1. I have reviewed the Report;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 14, 2003                    By: /s/ Robert J. Skandalaris
                                         ---------------------------------------
                                      Name: Robert J. Skandalaris
                                      Title: Chief Executive Officer (Principal
                                      Executive Officer) of Noble International,
                                      Ltd.

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                                   PURSUANT TO
               RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David V. Harper, certify with respect to the Quarterly Report of Noble International, Ltd. on Form 10-Q for the quarterly period ended March 31, 2003 ("Report") that

1. I have reviewed the Report;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 14, 2003                    By: /s/ David V. Harper
                                         ---------------------------------------
                                      Name: David V. Harper
                                      Title: Chief Financial Officer (Principal
                                      Financial Officer) of Noble International,
                                      Ltd.

                                  EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002