Form 10-Q
period 2003-06-30
NOBLE INTERNATIONAL LTD
filed 2003-08-14
CIK 1034258

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2003

                                       OR

[   ]    TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission File Number:   001-13581
                        --------------

                            NOBLE INTERNATIONAL, LTD.
             (Exact name of registrant as specified in its charter)

                Delaware                                        38-3139487
 -------------------------------                          ----------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                      28213 Van Dyke Road, Warren, MI 48093
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (586) 751-5600
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----    ----

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes       No   X
                                                     -----    -----

         The number of shares of the registrant's common stock, $.001 par value, outstanding as of August 12, 2003 was 7,783,979

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


                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION....................................................................................3

   ITEM 1:  FINANCIAL STATEMENTS..................................................................................3

      Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002...........................3

      Consolidated Statements of Operations (unaudited) for the Three Month and
      Six Month Periods Ended June 30, 2003 and 2002..............................................................4

      Consolidated Statements of Cash Flows (unaudited) for the  Six Month
      Periods Ended June 30, 2003 and 2002........................................................................5

      Consolidated Statements of Comprehensive Income (unaudited) for the Three
      Month and Six Month Periods Ended June 30, 2003 and 2002....................................................6

      Notes to Consolidated Interim Financial Statements (unaudited)..............................................7

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................14

   ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................17

   ITEM 4:  CONTROLS AND PROCEDURES..............................................................................18


PART II - OTHER INFORMATION......................................................................................19

   ITEM 1:  LEGAL PROCEEDINGS....................................................................................19

   ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................19

   ITEM 3:  DEFAULTS UPON SENIOR SECURITIES......................................................................19

   ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................19

   ITEM 5:  OTHER INFORMATION....................................................................................19

   ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.....................................................................19

                          PART I: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS


                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               JUNE 30,              DECEMBER 31,
                                                                 2003                    2002
                                                             (unaudited)
                                                              ---------               ---------
ASSETS
Current Assets:
   Cash and cash equivalents                                  $   1,150               $   1,154
   Accounts receivable, trade - net                              32,115                  22,992
   Note receivable, short term                                    2,573                       -
   Inventories                                                   14,886                   9,363
   Deferred income taxes                                          7,142                   6,217
   Income taxes refundable                                          250                     250
   Prepaid expenses                                               4,564                   2,555
                                                              ---------               ---------
Total Current Assets                                             62,680                  42,531
Property, Plant & Equipment, net                                 51,402                  47,762
Other Assets:
   Goodwill, net                                                 15,690                  15,690
   Covenants not to compete, net                                    283                     383
   Note receivable, long term                                     3,833                       -
   Other assets, net                                             10,241                  10,487
                                                              ---------               ---------
Total Other Assets                                               30,047                  26,560
Assets Held for Sale                                              1,084                  13,098
                                                              ---------               ---------
TOTAL  ASSETS                                                 $ 145,213               $ 129,951
                                                              =========               =========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                           $  27,846               $  19,830
   Accrued liabilities                                            6,376                   5,685
   Current maturities of long-term debt                          12,437                   8,414
   Income taxes payable                                           1,117                       -
                                                              ---------               ---------
Total Current Liabilities                                        47,776                  33,929
Long-Term Liabilities:
   Deferred income taxes                                          2,028                   2,006
   Convertible subordinated debentures                           12,028                  16,037
   Long-term debt, excluding current maturities                  39,140                  33,234
                                                              ---------               ---------
Total Long-Term Liabilities                                      53,196                  51,277
Liabilities Held for Sale                                             -                   2,684

STOCKHOLDERS' EQUITY
   Common stock                                                       9                       9
   Additional paid-in capital                                    32,949                  32,874
   Retained earnings                                             11,194                   9,755
   Accumulated comprehensive income (loss), net                      89                    (577)
                                                              ---------               ---------
TOTAL STOCKHOLDERS' EQUITY                                       44,241                  42,061
                                                              ---------               ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $ 145,213               $ 129,951
                                                              =========               =========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                            JUNE 30,                         JUNE 30,
                                                                  ----------------------------      ----------------------------
                                                                      2003             2002            2003             2002
--------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                         $    41,197      $    31,227      $    82,045      $    58,515
Cost of sales                                                          34,100           25,588           68,273           48,419
                                                                  -----------      -----------      -----------      -----------

  Gross margin                                                          7,097            5,639           13,772           10,096
Selling, general and administrative
expenses                                                                3,070            3,010            6,499            5,253
                                                                  -----------      -----------      -----------      -----------
  Operating profit                                                      4,027            2,629            7,273            4,843
Interest income                                                           209              234              364              478
Interest expense                                                         (698)            (130)          (1,044)            (406)
Other, net                                                                271               22              269               18
                                                                  -----------      -----------      -----------      -----------
  Earnings from continuing operations before income taxes               3,809            2,755            6,862            4,933
Income tax expense                                                      1,306            1,013            2,324            1,793
Preferred stock dividends                                                   -                -                -               10
                                                                  -----------      -----------      -----------      -----------
  EARNINGS ON COMMON SHARES FROM CONTINUING OPERATIONS                  2,503            1,742            4,538            3,130
Discontinued operations:
Earnings (loss) from discontinued operations                             (375)             214           (1,182)             435
Loss on sale of discontinued operations                                     -                -             (677)               -
                                                                  -----------      -----------      -----------      -----------
  Net earnings on common shares                                   $     2,128      $     1,966      $     2,679      $     3,565
                                                                  ===========      ===========      ===========      ===========


BASIC EARNINGS PER COMMON SHARE:
  EARNINGS PER SHARE FROM CONTINUING OPERATIONS                   $      0.32      $      0.26      $      0.59      $      0.46
  Earnings (loss) from discontinued operations                          (0.05)            0.03            (0.15)            0.06
  Loss on sale of discontinued operations                                   -                -            (0.09)               -
                                                                  -----------      -----------      -----------      -----------
  Basic earnings per common share                                 $      0.28      $      0.29      $      0.35      $      0.53
                                                                  ===========      ===========      ===========      ===========

DILUTED EARNINGS PER COMMON SHARE
  EARNINGS PER SHARE FROM CONTINUING OPERATIONS                   $      0.30             0.24             0.55             0.43
  Earnings (loss) from discontinued operations                          (0.04)            0.03            (0.13)            0.05
  Loss on sale of discontinued operations                                   -                -            (0.08)               -
                                                                  -----------      -----------      -----------      -----------
  Diluted earnings per common share                               $      0.26      $      0.26      $      0.34      $      0.48
                                                                  ===========      ===========      ===========      ===========

  DIVIDENDS PER SHARE DECLARED AND PAID                           $      0.08      $      0.08      $      0.16      $      0.16
                                                                  ===========      ===========      ===========      ===========

Basic weighted average common shares outstanding                    7,723,710        6,773,880        7,723,296        6,740,327
Diluted weighted average common shares outstanding                  8,935,602        8,145,505        8,921,814        8,094,139


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)





                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                               ----------------------------------
                                                                                   2003                   2002
                                                                               -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings from continuing operations                                       $     4,538            $     3,140
 Adjustment to reconcile net earnings from continuing operations to net cash provided by (used in) operations
    Interest expense related to amortization of fees                                   269                    207
    Depreciation of property, plant and equipment                                    3,237                  2,679
    Amortization of intangible assets                                                  132                    110
    Deferred income taxes                                                             (903)                     -
    Loss (gain) on sale of property and equipment                                        2                    (36)
 Changes in assets and liabilities
    Decrease (increase) in accounts receivable                                      (9,123)                   176
    Decrease (increase) in inventories                                              (5,523)                   996
    Increase in prepaid expenses                                                    (2,009)                  (879)
    Increase in other operating assets                                                 (41)                  (186)
    Increase (decrease) in accounts payable                                          8,016                   (150)
    Increase in income taxes payable                                                 1,117                  1,801
    Increase (decrease) in accrued liabilities                                         691                   (583)
                                                                               -----------            -----------
        Net cash provided by continuing operations                                     403                  7,275
        Net cash used in discontinued operations                                    (3,654)                (5,977)
                                                                               -----------            -----------
        Net cash provided by (used in) operating activities                         (3,251)                 1,298

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property, plant and equipment                                         (6,529)                (9,120)
 Proceeds from sale of property, plant and equipment                                     -                  7,031
 Net proceeds from sale of discontinued operations                                   4,718                      -
 Investments                                                                             -                   (538)
                                                                               -----------            -----------
        Net cash used in investing activities                                       (1,811)                (2,627)

CASH FLOWS FROM FINANCING ACTIVITIES
 Redemption of common stock                                                              -                   (123)
 Proceeds from issuance of common stock                                                 75                      -
 Capital lease payments                                                                  -                    (20)
 Preferred dividends declared and paid                                                   -                    (10)
 Dividends on common stock declared and paid                                        (1,239)                (1,084)
 Redemption of preferred stock of subsidiary                                             -                   (250)
 Payments on non-bank debt                                                            (138)                  (125)
 Net borrowings on bank debt                                                         6,044                  2,676
                                                                               -----------            -----------
        Net cash provided by financing activities                                    4,742                  1,064

Effect of exchange rate changes on cash                                                316                    (10)
                                                                               -----------            -----------
        Net decrease in cash                                                            (4)                  (275)
Cash at beginning of period                                                          1,154                    943
                                                                               -----------            -----------

Cash at end of period                                                          $     1,150            $       668
                                                                               ===========            ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE
 Cash paid for:
  Interest                                                                     $     1,006            $     1,417
  Taxes                                                                              1,244                      -


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (Unaudited, in thousands)



                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                         ----------------------         ----------------------
                                                           2003          2002             2003          2002
                                                         --------      --------         --------      --------
Net earnings on common shares                            $  2,128      $  1,956         $  2,679      $  3,565


Other comprehensive income, equity adjustment
   from foreign currency translation, net                     424           239              666      $      3
                                                         --------      --------         --------      --------
Comprehensive income, net                                $  2,552      $  2,195         $  3,345      $  3,568
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

Certain information for fiscal year 2002 related to discontinued operations has been reclassified to conform to the current year presentation. Discontinued operations include the Company's logistics business for the three and six-month periods ended June 30, 2003 and the Company's logistics and heavy equipment businesses for the three and six-month periods ended June 30, 2002.

The accompanying consolidated financial statements as of June 30, 2003 and for the year ended December 31, 2002, include Noble International, Ltd. and its wholly-owned subsidiaries, Noble Component Technologies ("NCT"); Monroe Engineering Products, Inc. ("Monroe"), Noble Metal Processing, Inc. ("NMP"), Noble Land Holdings, Inc. ("Land Holdings"), Noble Manufacturing Group, Inc. ("NMG"), Noble Metal Processing Canada, Inc. ("NMPC"), Noble Metal Processing -- Kentucky, LLC ("NMPK"), Pro Motorcar Products, Inc. ("PMP"), Pro Motorcar Distribution, Inc. ("PMD"), Noble Logistic Services, Inc. ("NLS-CA" and "NLS-TX"), and Noble Construction Equipment, Inc. ("NCE"), (collectively, "Noble" or the "Company") from the date of acquisition to the date of disposition, if applicable.

On March 21, 2003, the Company completed the sale of its logistics group for approximately $11.1 million in cash and notes as well as the assumption of substantially all payables and liabilities. The transaction included cash of $2.0 million at closing, two short-term notes totaling approximately $5.1 million, a $1.5 million three-year amortizing note and a $2.5 million five-year amortizing note. The two long-term notes bear an annual interest rate of 4.5% and will be repaid in equal monthly installments. The short-term notes are not interest bearing. The notes are secured by the stock of the buyer in the entities purchased.

At June 30, 2003, the balance on the short-term notes was $2.6 million. As of August 14, 2003 the Company and the issuer of the short-term notes have agreed to amend the terms of repayment of the remaining balance on the short-term notes of $1.9 million. The amended terms provide for repayment of the short-term notes by July 31, 2004 and provide for payment of interest on the outstanding balance at an annual rate of 7%.

The results for the logistics group included in discontinued operations for the six-month periods ended June 30, 2003 and 2002 follow (in thousands):



                                       2003               2002
                                       ----               ----
Revenue                              $14,800             $32,999
Pre tax loss                         (1,784)              (209)

In addition, the six-month period ended June 30, 2002 for discontinued operations includes the results from the Company's heavy equipment group which had revenue of $24.2 million and pretax profit of $0.9 million.

Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Calculation of diluted EPS assumes the exercise of common stock options and warrants when dilutive, and the impact of restricted stock and the assumed conversion of convertible debt, when dilutive. The following tables reconcile the numerator and denominator to calculate basic and diluted EPS from continuing operations for the three and six-month periods ended June 30, 2003 and 2002 (in thousands, except share and per share amounts; per share amounts are subject to rounding).

                                                                 Three months ended June 30,
                                    -----------------------------------------------------------------------------------------
                                                       2003                                           2002
                                    -----------------------------------------      ------------------------------------------
                                    Net Earnings      Shares        Per share      Net Earnings       Shares       Per share
                                     (Numerator)   (Denominator)      Amounts      (Numerator)    (Denominator)     Amounts
                                    ------------   -------------   -----------     ------------   -------------    ----------
Basic earnings per common share
  Earnings on common shares from
      continuing operations          $     2,503       7,723,710   $      0.32     $      1,742       6,773,880    $     0.26

  Effect of dilutive securities:
  Contingently issuable shares                            27,252             -                           27,737             -
  Convertible debentures                     181       1,120,489         (0.02)             182       1,125,520         (0.02)
  Warrants                                                     -             -                           36,485             -
  Stock Options                                -          64,151             -                -         181,883             -
                                    ------------   -------------   -----------     ------------   -------------    ----------


Earnings on common shares from
   continuing operations assuming
   dilution                         $      2,684       8,935,602   $      0.30     $      1,924       8,145,505    $     0.24
                                    ============   =============   ===========     ============   =============    ==========


                                                                     Six months ended June 30,
                                    ----------------------------------------------------------------------------------------
                                                       2003                                           2002
                                    -----------------------------------------      -----------------------------------------
                                    Net Earnings      Shares        Per share      Net Earnings       Shares       Per share
                                     (Numerator)   (Denominator)      Amounts      (Numerator)    (Denominator)     Amounts
                                    ------------   -------------   -----------     ------------   -------------    ----------
Basic earnings per common share
  Earnings on common shares from
      continuing operations         $      4,538       7,723,296   $      0.59     $      3,130       6,740,327    $     0.46

  Effect of dilutive securities:
  Contingently issuable shares                            21,926             -                           27,737             -
  Convertible debentures                     359       1,120,489         (0.03)             361       1,125,590         (0.02)
  Warrants                                                     -             -                           31,107             -
  Stock Options                                -          56,103         (0.01)               -         169,378         (0.01)
                                    ------------   -------------   -----------     ------------   -------------    ----------

Earnings from continuing
  operations per common
  share assuming dilution            $     4,897       8,921,814   $      0.55     $      3,491       8,094,139    $     0.43
                                    ============   =============   ===========     ============   =============    ==========




The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") 123 and SFAS 148. As allowed by SFAS 123, the Company has elected to continue to follow APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized under the stock-based compensation plan ("the Plan"). Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan utilizing the Black-Scholes option pricing model, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below for the three and six-month periods ended June 30, 2003 and 2002 (in thousands, except per share data):


                                                                      THREE MONTHS                     SIX MONTHS
                                                                      ENDED JUNE 30,                 ENDED JUNE 30,
                                                                  2003            2002            2003            2002
                                                               ---------------------------------------------------------
Net earnings on common shares from continuing operations
As reported                                                    $   2,503       $   1,742       $   4,538       $   3,130
     Less: Total employee stock option expense under the
         fair value method, net of related tax effects                51              79             102             158
                                                               ---------       ---------       ---------       ---------
     Pro forma                                                     2,452           1,663           4,436           2,972

Basic earnings per share from continuing operations
    As reported                                                $    0.32       $    0.26       $    0.59       $    0.46
    Pro forma                                                       0.32            0.25            0.57            0.44

Diluted earnings per share from continuing operations
    As reported                                                $    0.30       $    0.24       $    0.55       $    0.43
    Pro forma                                                       0.29            0.23            0.54            0.41



NOTE B--INVENTORIES

Inventories at June 30, 2003 and December 31, 2002 consisted of the following (in thousands):

                                                 June 30, 2003                December 31, 2002
                                                ---------------               -----------------
Raw materials and purchased parts               $         6,431               $         3,925
Work in process                                           4,259                         2,346
Finished goods                                            4,190                         3,011
Other                                                         6                            81
                                                ---------------               ---------------
  Total Inventory                               $        14,886               $         9,363
                                                ===============               ===============




NOTE C--INDUSTRY SEGMENTS

The Company classifies its continuing operations into two industry segments based on product type: automotive and distribution. In its automotive segment, as a Tier I and Tier II supplier, the Company provides prototype design, engineering, laser welding of tailored blanks and other laser welding and cutting services of automotive components for major OEMs and Tier I automotive suppliers. The Company's automotive manufacturing facilities have been awarded both QS-9000 and ISO-14001 certifications. The distribution segment distributes tooling components, including adjustable handles, hand wheels, plastic knobs, levers, handles, hydraulic clamps, drills, jigs, paint measurement and tint meter gauges, quick drying UV lamps, and other products to various customers directly as well as through a network of distributors.

Transactions between the automotive and distribution segments, as well as with corporate headquarters, have been eliminated in the consolidated financial statements. There are no inter-segment sales. Interest expense is allocated to each operating segment based on the segment's actual borrowings from the Company, together with a partial allocation of corporate general and administrative expenses. Revenues from external customers are identified geographically based on the customer's shipping destination.

The Company's operations by business segment and geography for the three months ended June 30, 2003 follow (in thousands):

                                                                                      SEGMENT
                                                       AUTOMOTIVE   DISTRIBUTION       TOTALS
                                                      ----------------------------------------
Revenues from external customers                       $  40,037     $   1,160       $  41,197
Interest expense                                             405            22             427
Depreciation and amortization                              1,635            41           1,676
Segment profit pre-tax                                     4,477           114           4,591
Segment assets                                           106,062         7,799         113,861
Expenditure for segment assets                             3,442            53           3,495

           RECONCILIATION TO CONSOLIDATED AMOUNTS

EARNINGS
Total earnings from reportable segments                $   4,591
Unallocated corporate headquarters expense                  (782)
                                                       ---------
Earnings from continuing operations before
     income taxes                                      $   3,809
                                                       =========

ASSETS
Total assets for reportable segments                   $ 113,861
Corporate headquarters                                    30,268
Assets held for sale                                       1,084
                                                       ---------
     Total consolidated assets                         $ 145,213
                                                       =========

OTHER SIGNIFICANT ITEMS

                                                        SEGMENT                   CONSOLIDATED
                                                         TOTALS     ADJUSTMENTS      TOTALS
                                                      ----------------------------------------
Interest expense                                       $     427     $     271       $     698
Expenditure for segment assets                             3,495             1           3,496
Depreciation and amortization                              1,676            45           1,721

GEOGRAPHIC INFORMATION

                                                                    LONG-LIVED
                                                        REVENUES      ASSETS
United States                                          $  31,285     $  64,771
Canada                                                     9,879         2,604
Other                                                         33             -
                                                       ---------     ---------
     Total                                             $  41,197     $  67,375
                                                       =========     =========




The Company's operations by business segment and geography for the six months ended June 30, 2003 follow (in thousands):

                                                                                      SEGMENT
                                                       AUTOMOTIVE   DISTRIBUTION       TOTALS
                                                      ----------------------------------------
Revenues from external customers                       $  79,661     $   2,384       $  82,045
Interest expense                                             803            47             850
Depreciation and amortization                              3,203            76           3,279
Segment profit pre-tax                                     8,516           288           8,804
Segment assets                                           106,062         7,799         113,861
Expenditure for segment assets                             6,437            67           6,504


            RECONCILIATION TO CONSOLIDATED AMOUNTS
EARNINGS
Total earnings from reportable segments                $   8,804
Unallocated corporate headquarters expense                (1,942)
                                                       ---------
Earnings from continuing operations before
     income taxes                                      $   6,862
                                                       =========

ASSETS
Total assets for reportable segments                   $ 113,861
Corporate headquarters                                    30,268
Assets held for sale                                       1,084
                                                       ---------
     Total consolidated assets                         $ 145,213
                                                       =========

OTHER SIGNIFICANT ITEMS

                                                        SEGMENT                   CONSOLIDATED
                                                         TOTALS     ADJUSTMENTS      TOTALS
                                                      ----------------------------------------
Interest expense                                       $     850     $     194       $   1,044
Expenditure for segment assets                             6,504            25           6,529
Depreciation and amortization                              3,279            90           3,369

GEOGRAPHIC INFORMATION

                                                                    LONG-LIVED
                                                        REVENUES      ASSETS
                                                       ---------     ---------
United States                                          $  63,483     $  64,771
Canada                                                    18,489         2,604
Other                                                         73             -
                                                       ---------     ---------
     Total                                             $  82,045     $  67,375
                                                       =========     =========

The Company's operations by business segment and geography for the three months ended June 30, 2002 follow (in thousands):

                                                                                      SEGMENT
                                                       AUTOMOTIVE   DISTRIBUTION       TOTALS
                                                      ----------------------------------------
Revenues from external customers                       $  30,070     $   1,157       $  31,227
Interest expense                                             398            24             422
Depreciation and amortization                              1,330            22           1,352
Segment profit pre-tax                                     2,425           281           2,706
Segment assets                                            82,548         7,782          90,330
Expenditure for segment assets                             6,081             7           6,088

RECONCILIATION TO CONSOLIDATED AMOUNTS

EARNINGS
Total earnings from reportable segments                $   2,706
Unallocated corporate headquarters income                     49
                                                       ---------
Earnings from continuing operations before
     income taxes                                      $   2,755
                                                       =========

ASSETS
Total assets for reportable segments                   $  90,330
Corporate headquarters                                    18,169
Assets held for sale                                      51,895
                                                       ---------
     Total consolidated assets                         $ 160,394
                                                       =========

OTHER SIGNIFICANT ITEMS

                                                        SEGMENT                   CONSOLIDATED
                                                         TOTALS     ADJUSTMENTS      TOTALS
                                                      ----------------------------------------
Interest expense                                       $     422     $    (292)      $     130
Expenditure for segment assets                             6,088            45           6,133
Depreciation and amortization                              1,352            60           1,412

GEOGRAPHIC INFORMATION

                                                                    LONG-LIVED
                                                        REVENUES      ASSETS
                                                       ---------    ----------
United States                                          $  23,036     $  60,894
Canada                                                     8,165         1,557
Other                                                         26             -
                                                       ---------     ---------
     Total                                             $  31,227     $  62,451
                                                       =========     =========

The Company's operations by business segment and geography for the six months ended June 30, 2002 follow (in thousands):

                                                                                      SEGMENT
                                                       AUTOMOTIVE   DISTRIBUTION       TOTALS
                                                      ----------------------------------------
Revenues from external customers                       $  56,282     $   2,233       $  58,515
Interest expense                                             731            51             782
Depreciation and amortization                              2,590            43           2,633
Segment profit pre-tax                                     4,332           502           4,834
Segment assets                                            82,548         7,782          90,330
Expenditure for segment assets                             8,923            16           8,939

RECONCILIATION TO CONSOLIDATED AMOUNTS

EARNINGS
Total earnings from reportable segments                $   4,834
Unallocated corporate headquarters expense                    99
                                                       ---------
Earnings from continuing operations before
     income taxes                                      $   4,933
                                                       =========

ASSETS
Total assets for reportable segments                   $  90,330
Corporate headquarters                                    18,169
Assets held for sale                                      51,895
                                                       ---------
     Total consolidated assets                         $ 160,394
                                                       =========

OTHER SIGNIFICANT ITEMS

                                                        SEGMENT                   CONSOLIDATED
                                                         TOTALS     ADJUSTMENTS      TOTALS
                                                      ----------------------------------------
Interest expense                                       $     782     $    (376)      $     406
Expenditure for segment assets                             8,939           181           9,120
Depreciation and amortization                              2,633           156           2,789

GEOGRAPHIC INFORMATION

                                                                    LONG-LIVED
                                                        REVENUES      ASSETS
                                                       ---------     ---------
United States                                          $  43,585     $  60,894
Canada                                                    14,889         1,557
Other                                                         41             -
                                                       ---------     ---------
     Total                                             $  58,515     $  62,451
                                                       =========     =========


NOTE D -- RESTRUCTURING RESERVE

The Company adopted SFAS 146 on January 1, 2003. SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, requires a company to record a liability for costs associated with an exit activity, at fair value, only when a liability is incurred. Accordingly, the Company recorded as an expense in selling, general and administrative and in accrued liabilities a pre-tax restructuring charge of $0.65 million in March 2003 related to organizational changes and headcount reductions. As of June 30, 2003 payments related to the reserve totaled $0.13 million; as of June 30, 2003 the outstanding balance of the restructuring reserve was $0.52 million. The Company expects to complete payment of the reserve by May 31, 2004.


NOTE E -- ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual return or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the provisions of the Interpretation, but believes its adoption will not have a material impact on its financial statements.

NOTE F -- SUBSEQUENT EVENTS

On July 31, 2003 the Company entered into its Fourth Amended and Restated Credit Agreement with Comerica Bank. Pursuant to the amendment, the expiration of the credit facility was extended to July 2006, the credit limit was increased to $55.0 million from $48.0 million and provided for two additional participating banks. The amended credit facility is comprised of a $25.0 million revolving line of credit with no borrowing base formula and a $30.0 million term loan. The term loan requires quarterly principal payments of $1.1 million. The credit facility is subject to customary financial and other covenants including, but not limited to, limitations on consolidations, mergers and sales of assets, and bank approval on acquisitions over $15.0 million. All other terms remain substantially the same.

On August 1, 2003 SET Enterprises, Inc. ("SET") completed its acquisition of Michigan Steel Processing, Inc. ("MSP"), a subsidiary of Sumitomo Corporation of America ("SCOA"). As a result of the transaction, SCOA contributed 100% of the common stock of MSP in exchange for 45% of the common stock of SET. In addition, the Company acquired 4% of the outstanding common stock of SET and reduced its guarantee of SET's senior debt from $10.0 million to $3.0 million for a period of one year, after which the guarantee will be eliminated, provided SET is in compliance with its credit facility. The Company maintains its $7.6 million non-convertible, non-voting preferred stock investment in SET the terms of which have been amended to provide for an 8% annual dividend, and is non-redeemable prior to August 2008.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF CONTINUING OPERATIONS

         Net Sales. Net sales for the three months ended June 30, 2003 were $41.2 million, an increase of $10.0 million, or 31.9%, compared to the same period in 2002. For the six months period ended June 30, 2003 net sales increased by $23.5 million, or 40.2%, to $82.0 million from $58.5 million in the same period in 2002. The increase in revenues is attributable primarily to higher production volumes on certain vehicles, higher steel sales and sales from new product launches in the automotive business.

         Cost of Sales. Cost of sales for the three-month period ended June 30, 2003 increased by $8.5 million to $34.1 million, an increase of 33.3% compared to the same period in 2002. For the six-month period ended June 30, 2003 cost of sales increased by $19.9 million to $68.3 million, or 41.0%, from $48.4 million in the same period of 2002. These increases were primarily the result of increased steel and value-added sales in the automotive business. Cost of sales as a percentage of sales increased slightly to 82.8% in the three-month period ended June 30, 2003 from 81.9% in the same period in 2002 and to 83.2% from 82.7% for the six-month period ended June 30, 2003 compared to the same period in 2002. This increase in cost of sales as a percentage of net sales is primarily the result of greater steel purchases in the automotive sector.

         Gross Margin. Gross margin increased by $1.5 million, or 25.9%, to $7.1 million for the three months ended June 30, 2003, from $5.6 million for the comparable period in 2002. For the six-month period ended June 30, 2003 gross margin increased by $3.7 million, or 36.4%, to $13.8 million from $10.1 million in the same period in 2002. The increase in gross margin was primarily the result of higher revenues. Gross margin as a percentage of sales decreased slightly as a result of the increased mix of steel sales to total sales compared to the same period last year.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.1 million, or 2.0%, to $3.1 million for the three-month period ended June 30, 2003 as compared to $3.0 million in the comparable period of 2002. For the six-month period ended June 30, 2003 selling, general and administrative expenses increased by $1.2 million, or 23.7%, to $6.5 million from $5.3 million in the same period in 2002. The major component in this increase was the inclusion of a $0.65 million restructuring charge in the first quarter of 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 7.5% for the three months ended June 30, 2003 from 9.6% for the same period in 2002; and decreased to 7.9% from 9.0% for the six months ended June 30, 2003 compared to the same period in 2002.

         Operating Profit. As a result of the foregoing factors, operating profit increased $1.4 million, or 53.2%, to $4.0 million for the three-month period ended June 30, 2003 from $2.7 million for the same period in 2002. For the six-month period ended June 30, 2003 operating profit increased by $2.4 million, or 50.2%, to $7.3 million from $4.8 in the same period of 2002. Operating profit as a percentage of net sales increased to 9.8% for the three month period ended June 30, 2003 from 8.4% in the same period of 2002 and increased to 8.9% for the six month period ended June 30, 2003 from 8.3% in the same period of 2002. The six month period ended June 30, 2003 includes a $0.65 million restructuring charge as mentioned above.

         Interest Income. Interest income decreased by $0.03 million, or 10.7% to $0.21 million for the three-month period ended June 30, 2003 from $0.23 million for the same period in 2002. For the six-month period ended June 30, 2003 interest income decreased by $0.1 million, or 23.8%, to $0.4 million from $0.5 million in the same period in 2002.

         Interest Expense. Interest expense increased by $0.6 million to $0.7 million for the three months ended June 30, 2003 from $0.1 million for the comparable period of 2002. For the six-month period ended June 30, 2003 interest expense increased by $0.6 million to $1.0 million from $0.4 million in the same period of 2002. The increase is due to increased borrowing primarily related to steel purchases and capital expenditures in the automotive group as well as lower interest expense attributable to discontinued operations in the six-month period ended June 30, 2003 compared to the same period in 2002.

         Income Tax Expense. Income tax expense for the three-month period ended June 30, 2003 increased 28.9%, or $0.3 million, to $1.3 million from $1.0 million for the comparable period in 2002. For the six-month period ended June 30, 2003 income tax expense increased by 29.6%, or $0.5 million, to $2.3 million from $1.8 million in the same period of 2002. The increase in income tax expense is due primarily to increased earnings.

         Earnings on Common Shares from Continuing Operations. As a result of the foregoing factors, earnings on common shares from continuing operations increased for the three-month period ended June 30, 2003 to $2.5 million from $1.7 million for the comparable period of the prior year, an increase of 43.7%. For the six-month period ended June 30, 2003 earnings on common shares from continuing operations increased 45.0% to $4.5 million from $3.1 million in the same period in 2002.

         Net Earnings. Net earnings on common shares increased by $0.2 million, or 8.8%, to $2.1 million including a $0.4 million charge related to discontinued operations for the three-month period ended June 30, 2003 compared to the same period in 2002. For the six-month period ended June 30, 2003 net earnings on common shares decreased by 24.9%, or $0.9 million compared to the same period in 2002. The decrease was primarily due to a $1.2 million loss from the discontinued operations and a $0.7 million loss on the sale of discontinued operations in 2003 as compared to $0.4 million of income from discontinued operations in the same period in 2002.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equity and debt financings and loans from stockholders. Working capital needs and capital equipment requirements in the continuing operations have increased as a result of the growth of the Company and are expected to continue to increase. Anticipated increases in required working capital and capital equipment expenditures are expected to be met from cash flow from operations, equipment financing and borrowings under the Company's credit facility. As of June 30, 2003, the Company had a working capital surplus of approximately $14.9 million. The Company completed the sale of its logistics business in March 2003 which resulted in cash received of $2.0 million at closing and receipt of $2.7 million subsequent to closing pursuant to notes receivable.

        The Company generated cash from continuing operations of $0.4 million for the six months ended June 30, 2003. Net cash generated by continuing operating activities was primarily the result of net earnings, plus non-cash expenses such as depreciation expense and increases in accounts payable and income taxes payable. This was offset by increases in accounts receivable, inventories and prepaid expenses. The increase in accounts receivable of $9.1 million for the six months ended June 30, 2003, is related to the start of new production programs in the automotive segment as well as increased volume in current programs.

        The Company used cash in investing activities of $1.8 million for the six months ended June 30, 2003. This was primarily the result of the purchase of fixed assets of $6.5 million offset by $2.0 million received in cash from the sale of logistics business and the $2.7 million received in cash as of June 30, 2003 on the notes receivable.

        The Company generated $4.7 million in cash flow from financing activities for the six months ended June 30, 2003, primarily from borrowings under the Credit Facility. The Company paid dividends of $1.2 million during the six months ended June 30, 2003.

        As of June 30, 2003 the Company maintained a $48.0 million secured Credit Facility with Comerica Bank N.A. with an expiration date of January 2006. As of June 30, 2003 the Credit Facility had a balance of $43.4 million. The Credit Facility consists of a term loan and a revolving line of credit. The revolving line of credit was a $20.0 million revolving loan, with a formula based on the Company's assets in the determination of available credit. The balance at June 30, 2003 was $17.3 million and availability under the line of credit was approximately $2.0 million, net of approximately $0.7 million in outstanding letters of credit. The term loan had a balance of $26.1 million. The Company made monthly principal payments of $0.389 million on the term loan. The Credit Facility is secured by assets of the Company and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for multi-currency loans. Borrowing options include a Eurocurrency rate, or a base rate. Advances under the facility bore interest at an effective rate of 4.46% for the six months ended June 30, 2003. Costs of originating the Credit Facility of $1.0 million are being amortized over three years; amortization expense for the second quarter and year-to-date in 2003 was $0.13 and $0.26 million, respectively. The unamortized balance of origination costs is $0.8 million at June 30, 2003 and is included in other assets. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $15.0 million.

         On July 31, 2003 the Company entered into its Fourth Amended and Restated Credit Agreement with Comerica Bank. Pursuant to the amendment, the expiration of the credit facility was extended to July 2006, the credit limit was increased to $55.0 million from $48.0 million and provided for two additional participating banks. The amended credit facility is comprised of a $25.0 million revolving line of credit with no borrowing base formula and a $30.0 million term loan. The term loan requires quarterly principal payments of $1.1 million. The credit facility is subject to customary financial and other covenants including, but not limited to, limitations on consolidations, mergers and sales of assets, and bank approval on acquisitions over $15.0 million. All other terms remain substantially the same.

        For the period ended June 30, 2003, the Company guaranteed $10.0 million of SET's senior debt in connection with its sale of businesses to SET. On July 31, 2003 SET acquired MSP, a division of SCOA. As a result of the transaction, the Company reduced its guarantee of SET's senior debt to $3.0 million from $10.0 million for a period of one year, after which the guarantee will be eliminated provided SET is in compliance with its credit agreement. The Company would be required to perform under the guarantee if SET was unable to repay or renegotiate its credit facility. The maximum amount the Company would be required to pay is $3.0 million. The Company does not currently carry a liability for this guarantee.

The guarantee is unsecured and the Company would be entitled to the proceeds from any liquidation after the senior debt lender had been paid in full.

        As of June 30, 2003, the Company had not been notified by SET or SET's lender of any default that would require performance under the guarantee.

        The Company has from time to time been in violation of certain of its financial debt ratio covenants and covenants relating to the issuance of preferred stock and the payment of preferred and common stock dividends, requiring it to obtain waivers of default from its lenders. At June 30, 2003 the Company was in compliance with all of its financial covenants under the Credit Facility.

        The liquidity provided by the Company's Credit Facility combined with cash flow from continuing operations is expected to be sufficient to meet currently anticipated working capital and capital expenditure needs and for existing debt service for at least 12 months. There can be no assurance, however, that the funds will not be expended due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such twelve-month period. In addition, as part of its business strategy, the Company continues to evaluate and may pursue future growth through opportunistic acquisitions of assets or companies involved in the automotive component supply and distribution industries, which acquisitions may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.


INFLATION

        Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had a material effect on its business over the past two years.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 24.1% and 22.6% of total revenues for the three months and six months ended June 30, 2003. The Company's primary foreign currency exposure is to the Canadian Dollar. The Company manages its exposure to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset.

         As of June 30, 2003 only 3.9% of the Company's long-lived assets were based in its foreign subsidiaries. These assets are translated into U.S. Dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' equity. Accordingly, the Company's consolidated stockholders' equity will fluctuate depending on the weakening or strengthening of the U.S. Dollar against the respective foreign currency.

        The Company's financial results are affected by changes in U.S. and foreign interest rates. The Company does not hold financial instruments that are subject to market risk (interest rate risk and foreign exchange risk). There has been no material change to the Company's exposure to market risk since December 31, 2002.

ITEM 4:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company's President and Chief Operating Officer and the Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures, as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2003, have concluded that as of June 30, 2003, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

Changes in Internal Control over Financial Reporting. There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

           Not applicable.


ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

           Not applicable.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

           Not applicable.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Stockholders was held on May 16, 2003. The Company has a staggered Board of Directors, and Lee Musgrove Canaan, Jonathan P. Rye and Van E. Conway were elected to the Company's Board of Directors. Each of the nominees was an incumbent director. Of the 7,783,918 shares issued, outstanding and entitled to vote at the Annual Meeting, 6,951,250, 6,934,750 and 6,934,750 shares were voted in favor of Messrs. Canaan, Rye and Conway respectively, and 15,550, 32,050 and 32,050 shares were withheld from each of them respectively. The ratification of Deloitte & Touche LLP as independent public accountants of the Company was also approved, with 6,552,972 shares voted for approval, 406,228 shares voted against and 7,600 shares abstaining.


ITEM 5:  OTHER INFORMATION

           Not applicable.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

Exhibit No.        Description
-----------        -----------

31.1 Certification by the President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (this certification, required as Exhibit 31 under Item 601(a) of Regulation S-K, is filed as Exhibit 99.1 pursuant to SEC interim filing guidance)

31.2               Certification by the Chief Financial Officer pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002 (this certification, required as Exhibit 31 under Item 601(a) of Regulation S-K, is filed as Exhibit 99.1 pursuant to SEC interim filing guidance)

32.1 Certification of Periodic Financial Report by the President and Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (this certification, required as Exhibit 32 under Item 601(a) of Regulation S-K, is furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance).

(b) The following reports on Form 8-K were filed during the six month period ended June 30, 2003:

         (i) Report on Form 8-K filed on January 15, 2003, concerning the disposition of assets of Noble Construction Equipment, Inc.
         (ii) Report on Form 8-K filed on April 7, 2003, concerning the disposition of assets of Noble Logistics Services, Inc.
         (iii) Report on Form 8-K filed on May 5, 2003, concerning the preliminary financial results for the three months ended March 31, 2003.
         (iv) Report on Form 8-K filed on May 13, 2003, concerning the financial results for the three months ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NOBLE INTERNATIONAL, LTD.


Dated:  August 14, 2003                  By: /s/ JAY J. HANSEN
                                            -----------------------------------
                                                    Jay J. Hansen,
                                                    Chief Financial Officer

                               10-Q EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION

EX-31.1       Certification of Chief Executive Officer pursuant to Section 302

EX-31.2       Certification of Chief Financial Officer pursuant to Section 302

EX-32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002