Form 10-Q
period 2003-09-30
NOBLE INTERNATIONAL LTD
filed 2003-11-14
CIK 1034258

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to
                                  -------------------    -------------------

Commission File Number: 001-13581
                        ---------

                            NOBLE INTERNATIONAL, LTD.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   38-3139487
  -------------------------------                        ----------
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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes     No  X
                                                    ----    ----

         The number of shares of the registrant's common stock, $.001 par value, outstanding as of November 5, 2003 was 7,824,540

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


                                TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION....................................................................................3

   ITEM 1:  FINANCIAL STATEMENTS..................................................................................3
      Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002......................3
      Consolidated Statements of Operations (unaudited) for the Three Month and Nine Month Periods  Ended
      September 30, 2003 and 2002.................................................................................4
      Consolidated Statements of Cash Flows (unaudited) for the Nine Month Periods Ended September 30, 2003 and
      2002........................................................................................................5
      Consolidated Statements of Comprehensive Income (unaudited) for the Three Month and Nine Month Periods
      Ended September 30, 2003 and 2002...........................................................................6
      Notes to Consolidated Interim Financial Statements (unaudited)..............................................7
   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................13
   ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................17
   ITEM 4:  DISCLOSURE CONTROLS AND PROCEDURES...................................................................17

PART II - OTHER INFORMATION......................................................................................18

   ITEM 1:  LEGAL PROCEEDINGS....................................................................................18
   ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................18
   ITEM 3:  DEFAULTS UPON SENIOR SECURITIES......................................................................18
   ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................18
   ITEM 5:  OTHER INFORMATION....................................................................................18
   ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.....................................................................18

                          PART I: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          SEPTEMBER 30,        DECEMBER 31,
                                                              2003                2002
                                                          (unaudited)
                                                          --------------       ------------
ASSETS
Current Assets:
  Cash and cash equivalents                               $     807            $   1,154
  Accounts receivable, trade - net                           35,527               22,992
  Note receivable, short term                                 1,842                  -
  Inventories                                                13,899                9,363
  Deferred income taxes                                       7,342                6,217
  Income taxes refundable                                       250                  250
  Prepaid and other                                           4,616                2,555
                                                          ---------            ---------
Total Current Assets                                         64,283               42,531

Property, Plant & Equipment, net                             47,152               47,762

Other Assets:
  Goodwill, net                                              15,690               15,690
  Covenants not to compete, net                                 233                  383
  Note receivable, long term                                  3,583                  -
  Other assets, net                                          10,391               10,487
                                                          ---------            ---------
Total Other Assets                                           29,897               26,560
Assets Held for Sale                                          4,658               13,098
                                                          ---------            ---------
TOTAL ASSETS                                              $ 145,990            $ 129,951
                                                          =========            =========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                        $  26,091            $  19,830
  Accrued liabilities                                         6,063                5,685
  Current maturities of long-term debt                       15,067                8,414
  Income taxes payable                                        2,725                  -
                                                          ---------            ---------
Total Current Liabilities                                    49,946               33,929

Long-Term Liabilities:
  Deferred income taxes                                       2,029                2,006
  Convertible subordinated debentures                         9,021               16,037
  Long-term debt, excluding current maturities               38,210               33,234
                                                          ---------            ---------
Total Long-Term Liabilities                                  49,260               51,277
Liabilities Held for Sale                                       -                  2,684
STOCKHOLDERS' EQUITY
  Common stock                                                    9                    9
  Additional paid-in capital                                 33,389               32,874
  Retained earnings                                          13,363                9,755
  Accumulated comprehensive income (loss), net                   23                 (577)
                                                          ---------            ---------
TOTAL STOCKHOLDERS' EQUITY                                   46,784               42,061
                                                          ---------            ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $ 145,990            $ 129,951
                                                          =========            =========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                                --------------------------------     -----------------------------
                                                                     2003                2002            2003              2002
----------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                        $    49,231         $    31,594     $   131,276       $    90,109
Cost of sales                                                         41,933              26,056         110,206            74,476
                                                                 -----------         -----------     -----------       -----------
  Gross margin                                                         7,298               5,538          21,070            15,633
Selling, general and administrative expenses                           3,269               2,965           9,768             8,218
                                                                 -----------         -----------     -----------       -----------
  Operating profit                                                     4,029               2,573          11,302             7,415
Interest income                                                          140                 271             504               749
Interest expense                                                        (760)               (368)         (1,803)             (774)
Other, net                                                               523                 (37)            791               (18)
                                                                 -----------         -----------     -----------       -----------
  Earnings from continuing operations before income taxes              3,932               2,439          10,794             7,372
Income tax expense                                                     1,138                 443           3,463             2,236
Preferred stock dividends                                                -                   -               -                  10
                                                                 -----------         -----------     -----------       -----------
  EARNINGS ON COMMON SHARES FROM CONTINUING OPERATIONS                 2,794               1,996           7,331             5,126
Discontinued operations:
Earnings (loss) from discontinued operations                             -                  (358)         (1,182)               77
Extraordinary gain - gain on acquisition, net                            -                   315             -                 315
Loss on sale of discontinued operations                                  -                   -              (677)              -
                                                                 -----------         -----------     -----------       -----------
  Net earnings on common shares                                  $     2,794         $     1,953     $     5,472       $     5,518
                                                                 ===========         ===========     ===========       ===========
BASIC EARNINGS PER COMMON SHARE:
  EARNINGS PER SHARE FROM CONTINUING OPERATIONS                  $      0.36         $      0.29     $      0.95       $      0.76
  Earnings (loss) from discontinued operations                           -                 (0.05)          (0.15)             0.01
  Extraordinary gain                                                     -                  0.05             -                0.05
  Loss on sale of discontinued operations                                -                   -             (0.09)              -
                                                                 -----------         -----------     -----------       -----------
  Basic earnings per common share                                $      0.36         $      0.29     $      0.71       $      0.82
                                                                 ===========         ===========     ===========       ===========
DILUTED EARNINGS PER COMMON SHARE:
  EARNINGS PER SHARE FROM CONTINUING OPERATIONS                  $      0.33         $      0.27     $      0.88       $      0.70
  Earnings (loss) from discontinued operations                           -                 (0.04)          (0.13)             0.01
  Extraordinary gain                                                     -                  0.04             -                0.04
  Loss on sale of discontinued operations                                -                   -             (0.08)              -
                                                                 -----------         -----------     -----------       -----------
  Diluted earnings per common share                              $      0.33         $      0.26     $      0.67       $      0.75
                                                                 ===========         ===========     ===========       ===========
  DIVIDENDS PER SHARE DECLARED AND PAID                          $      0.08         $      0.08     $      0.24       $      0.24
                                                                 ===========         ===========     ===========       ===========

Basic weighted average common shares outstanding                   7,779,872           6,786,114       7,744,315         6,755,757
Diluted weighted average common shares outstanding                 9,056,065           8,088,882       8,963,453         8,078,942


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                           --------------------------
                                                                             2003               2002
                                                                           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings from continuing operations                                  $  7,331           $  5,136
  Adjustment to reconcile net earnings from continuing operations to net cash provided by (used in) operations
      Interest expense related to amortization of fees                          421                202
      Depreciation of property, plant and equipment                           4,923              4,145
      Amortization of intangible assets                                         198                169
      Deferred income taxes                                                  (1,102)               -
      Loss (gain) on sale of property and equipment                               2                (36)
  Changes in assets and liabilities
      Decrease (increase) in accounts receivable                            (12,535)             3,642
      Decrease (increase) in inventories                                     (4,536)               157
      Increase in prepaid expenses                                           (2,061)            (1,920)
      Increase in other operating assets                                        (24)              (411)
      Increase in accounts payable                                            6,261              3,003
      Increase in income taxes payable                                        2,725              2,144
      Increase (decrease) in accrued liabilities                                378             (2,391)
                                                                           --------           --------
            Net cash provided by continuing operations                        1,981             13,840
            Net cash used in discontinued operations                         (3,316)            (6,141)
                                                                           --------           --------
            Net cash provided by (used in) operating activities              (1,335)             7,699
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                 (7,822)           (11,554)
  Proceeds from sale of property, plant and equipment                           -                7,031
  Net proceeds from sale of discontinued operations                           5,677                -
  Investments                                                                   -                 (791)
                                                                           --------           --------
            Net cash used in investing activities                            (2,145)            (5,314)
CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of common stock                                                    -                 (123)
  Proceeds from issuance of common stock                                        515                -
  Financing fees                                                               (328)               -
  Preferred dividends declared and paid                                         -                  (10)
  Dividends on common stock declared and paid                                (1,864)            (1,628)
  Redemption of preferred stock of subsidiary                                   -                 (250)
  Payments on non-bank debt                                                    (270)              (147)
  Net borrowings on bank debt                                                 4,862              4,436
                                                                           --------           --------
            Net cash provided by financing activities                         2,915              2,278
Effect of exchange rate changes on cash                                         218               (112)
                                                                           --------           --------
            Net decrease (increase) in cash                                    (347)             4,551
Cash at beginning of period                                                   1,154                943
                                                                           --------           --------
Cash at end of period                                                      $    807           $  5,494
                                                                           ========           ========

SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for:
      Interest                                                             $  2,215           $  2,787
      Taxes                                                                   1,561                 29


       The accompanying notes are an integral part of these consolidated financial statements

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (Unaudited, in thousands)

                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                       -------------------------           ------------------------
                                                         2003              2002              2003             2002
                                                       -------           -------           -------          -------
Net earnings on common shares                          $ 2,794           $ 1,953           $ 5,472          $ 5,518

Other comprehensive income, equity adjustment
  from foreign currency translation, net                   (66)              (61)              600              (58)
                                                       -------           -------           -------          -------
Comprehensive income, net                              $ 2,728           $ 1,892           $ 6,072          $ 5,460
                                                       =======           =======           =======          =======


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                            NOBLE INTERNATIONAL, LTD.

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements for interim reporting do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.

         Results for interim periods should not be considered indicative of results for a full year. The December 31, 2002 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the period ended December 31, 2002.

         Certain information for fiscal year 2002 related to discontinued operations has been reclassified to conform to the current year presentation. Discontinued operations include the Company's logistics business for the three and nine-month periods ended September 30, 2003 and the Company's logistics and heavy equipment businesses for the three and nine-month periods ended September 30, 2002.

         The accompanying consolidated financial statements as of September 30, 2003 and for the year ended December 31, 2002, include Noble International, Ltd. and its wholly-owned subsidiaries, Noble Component Technologies ("NCT"); Monroe Engineering Products, Inc. ("Monroe"), Noble Metal Processing, Inc. ("NMP"), Noble Land Holdings, Inc. ("Land Holdings"), Noble Manufacturing Group, Inc. ("NMG"), Noble Metal Processing Canada, Inc. ("NMPC"), Noble Metal Processing -- Kentucky, LLC ("NMPK"), Pro Motorcar Products, Inc. ("PMP"), Pro Motorcar Distribution, Inc. ("PMD"), Noble Logistic Services, Inc. ("NLS-CA" and "NLS-TX"), and Noble Construction Equipment, Inc. ("NCE"), (collectively, "Noble" or the "Company") from the date of acquisition to the date of disposition, if applicable.

         On March 21, 2003, the Company completed the sale of its logistics group for approximately $11.1 million in cash and notes as well as the assumption of substantially all payables and liabilities. The transaction included cash of $2.0 million at closing, two short-term notes totaling approximately $5.1 million, a $1.5 million three-year amortizing note and a $2.5 million five-year amortizing note. The two long-term notes bear an annual interest rate of 4.5% and will be repaid in equal monthly installments. The notes are secured by the stock of the buyer in the entities purchased. On August 14, 2003 the Company and the issuer of the short-term notes amended the repayment terms of the remaining balance on the short-term notes. The amended terms provide for repayment of the short-term notes by July 31, 2004 and for payment of interest on the outstanding balance at an annual rate of 7%. As of September 30, 2003 the company has received approximately $5.7 in proceeds from the sale of the logistics business, including $2.0 million at closing and $3.7 million in payments on the notes. As of September 30, 2003, the balance on the short-term and long term notes was $5.4 million.

         The results for the logistics group included in discontinued operations for the nine-month periods ended September 30, 2003 and 2002 (in thousands) are as follows:

                        2003               2002
                      --------           --------
Revenue               $ 14,800           $ 49,499
Pre tax loss            (1,784)              (920)


         The results for the nine-month period ended September 30, 2003 reflects the results of the the Company's logistics business through disposition date as well as subsequent trailing expenses. In addition to the amounts in the table above, the nine-month period ended September 30, 2002 for discontinued operations includes the results from the Company's heavy equipment group which had revenue of $34.1 million and pretax profit of $1.1 million.

         On July 31, 2003, the Company entered into a Fourth Amended and Restated Credit Agreement with Comerica Bank. Pursuant to the amendment, the expiration of the credit facility was extended to July 2006, the facility was increased to $55.0 million from $48.0 million and two participating banks were added. The amended credit facility is comprised of a $25.0 million revolving line of credit with no borrowing base formula and a $30.0 million term loan. The term loan requires quarterly principal payments of $1.1 million. The credit facility is subject to customary financial and other covenants including, but not limited to, limitations on consolidations, mergers and sales of assets, and bank approval on acquisitions by the Company over $15.0 million. All other terms remain substantially the same.

         On August 1, 2003 SET Enterprises, Inc. ("SET") completed its acquisition of Michigan Steel Processing, Inc. ("MSP"), a subsidiary of Sumitomo Corporation of America ("SCOA"). As part of the transaction, SCOA contributed 100% of the common stock of MSP in exchange for 45% of the common stock of SET. In addition, the Company reduced its guarantee of SET's senior debt from $10.0 million to $3.0 million for a period of one year, after which the guarantee will be eliminated, provided SET is in compliance with the terms of its credit facility. The Company exchanged its $7.6 million non-convertible, non-voting preferred stock investment in SET for $7.6 million in Series A non-convertible, non-voting preferred stock which provides an 8% annual dividend, and is non-redeemable by the Company. The preferred stock is redeemable by the issuer at its option. In connection with the transaction, the Company was issued 4% of the outstanding common stock of SET Enterprises for which it paid no consideration. The receipt of the 4% common stock was recorded on the Company's books based upon management estimates and analysis of its fair value.

         During the three month period ended September 30, 2003 the Company reclassified certain real estate property with a book value of $3.9 million into "Assets Held For Sale" on the consolidated balance sheet. The properties were valued at the anticipated sales price less costs to dispose. As of September 30, 2003, real estate held for sale had a book value, net of accumulated depreciation, of $4.7 million.

         Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Calculation of diluted EPS assumes the exercise of common stock options and warrants, when dilutive, and the impact of restricted stock and the assumed conversion of convertible debt, when dilutive. The following tables, required by SFAS 128, reconcile the numerator and denominator to calculate basic and diluted EPS from continuing operations for the three and nine-month periods ended September 30, 2003 and 2002 (in thousands, except share and per share amounts; per share amounts are subject to rounding).


                                                                         Three months ended September 30,
                                              -------------------------------------------------------------------------------------
                                                                  2003                                        2002
                                              -----------------------------------------    ----------------------------------------
                                               Net Earnings      Shares       Per share    Net Earnings      Shares     Per share
                                               (Numerator)   (Denominator)     Amounts      (Numerator)  (Denominator)    Amounts
                                              -------------  -------------   ----------    ------------  -------------  -----------
Basic earnings per common share
 Earnings on common shares from
   continuing operations                      $   2,794         7,779,872    $     0.36     $   1,996       6,786,114    $     0.29

 Effect of dilutive securities:
 Contingently issuable shares                                      28,737          -                           27,737           -
 Convertible debentures                             181         1,120,489         (0.02)          187       1,125,590         (0.02)
 Warrants                                                            -             -                           16,988           -
 Stock Options                                      -             126,967         (0.01)          -           132,453         (0.01)
                                              ---------         ---------    ----------     ---------       ---------    ----------
Earnings on common shares from continuing
 operations assuming dilution                 $   2,975         9,056,065    $     0.33     $   2,183       8,088,882    $     0.27
                                              =========         =========    ==========     =========       =========    ==========




                                                                         Nine months ended September 30,

                                                                   2003                                      2002
                                              -------------------------------------------------------------------------------------
                                               Net Earnings       Shares       Per share    Net Earnings    Shares      Per share
                                               (Numerator)    (Denominator)     Amounts     (Numerator)  (Denominator)    Amounts
                                              -------------  -------------   -----------   ------------  -------------  -----------
Basic earnings per common share
 Earnings on common shares from
   continuing operations                      $   7,331         7,744,315    $     0.95     $   5,126       6,755,757    $     0.76

 Effect of dilutive securities:
 Contingently issuable shares                                      24,368           -                          27,737           -
 Convertible debentures                             540         1,120,489         (0.06)          548       1,125,590         (0.04)
 Warrants                                                            -              -                          13,771           -
 Stock Options                                      -              74,281         (0.01)          -           156,087         (0.02)
                                              ---------         ---------    ----------     ---------       ---------    ----------
Earnings from continuing operations per
 common share assuming dilution               $   7,871         8,963,453    $     0.88     $   5,674       8,078,942    $     0.70
                                              =========         =========    ==========     =========       =========    ==========

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") 123, Accounting for Stock-Based Compensation, and SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. As allowed by SFAS 123, the Company has elected to continue to follow APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized under the Company's stock-based compensation plan (the "Plan"). Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan utilizing the Black-Scholes option pricing model, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below for the three and nine-month periods ended September 30, 2003 and 2002 (in thousands, except per share data):

                                                                        THREE MONTHS                          NINE MONTHS
                                                                     ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                                    2003             2002                 2003            2002
                                                                 ---------------------------------------------------------------
Net earnings on common shares from continuing operations
As reported                                                      $   2,794        $   1,996            $   7,331       $   5,126
  Less: Total employee stock option expense under the
    fair value method, net of related tax effects                       51               79                  152             237
                                                                 ---------        ---------            ---------       ---------
  Pro forma                                                          2,743            1,917                7,179           4,889

Basic earnings per share from continuing operations
  As reported                                                    $    0.36        $    0.29            $    0.95       $    0.76
  Pro forma                                                           0.35             0.28                 0.93            0.72

Diluted earnings per share from continuing operations
  As reported                                                    $    0.33        $    0.27            $    0.88       $    0.70
  Pro forma                                                           0.32             0.26                 0.86            0.67





NOTE B-INVENTORIES

         Inventories as of September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

                                           September 30, 2003     December 31, 2002
                                           ------------------     -----------------
Raw materials and purchased parts               $ 5,632               $ 3,925
Work in process                                   3,960                 2,346
Finished goods                                    4,300                 3,011
                                                      7                    81
                                                -------               -------
Other
  Total Inventory                               $13,899               $ 9,363
                                                =======               =======



NOTE C-INDUSTRY SEGMENTS

         The Company classifies its continuing operations into two industry segments based on product type: automotive and distribution. In its automotive segment, as a Tier I and Tier II supplier, the Company provides prototype design, engineering, laser welding of tailored blanks and other laser welding and cutting services of automotive components for major OEMs and Tier I automotive suppliers. The Company's automotive manufacturing facilities have been awarded both QS-9000 and ISO-14001 certifications. The distribution segment distributes tooling components, including adjustable handles, hand wheels, plastic knobs, levers, handles, hydraulic clamps, drills, jigs, paint measurement and tint meter gauges, quick drying UV lamps, and other products directly to customers as well as through a network of distributors.

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

         Selected information regarding the Company's operations by business segment and geography for the three months and nine months ended September 30, 2003 and September 30, 2002 follow (in thousands):


                                              SEPTEMBER 30, 2003                        SEPTEMBER 30, 2002
                                              ------------------                        ------------------
                                                                    Segment                                 Segment
                                     Automotive    Distribution     Totals      Automotive  Distribution    Totals
                                     ----------    ------------  ---------      ----------  ------------  ---------
FOR THE THREE MONTHS ENDED:
Revenues from external customers     $   48,041    $     1,190   $  49,231      $ 30,559    $  1,035      $  31,594
Interest expense                            403             20         423           464          21            485
Depreciation and amortization             1,674             52       1,726         1,437          26          1,463
Segment profit pre-tax                    4,566            119       4,685         2,188         148          2,336
Segment assets                          107,896          7,665     115,561        84,146       7,901         92,047
Expenditure for segment assets            1,275             19       1,294         2,417           7          2,424

FOR THE NINE MONTHS ENDED:
Revenues from external customers     $   127,702   $     3,574   $ 131,276     $  86,840    $  3,269      $  90,109
Interest expense                           1,205            67       1,272         1,195          72          1,267
Depreciation and amortization              4,877           127       5,004         4,028          69          4,097
Segment profit pre-tax                    13,082           407      13,489         6,519         650          7,169
Segment assets                           107,896         7,665     115,561        84,146       7,901         92,047
Expenditure for segment assets             7,710            88       7,798        11,340          23         11,363


RECONCILIATION TO CONSOLIDATED AMOUNTS

                                                                    THREE MONTHS ENDED:        NINE MONTHS ENDED:
                                                                 ------------------------   -----------------------
                                                                    9/30/03      9/30/02      9/30/03      9/30/02
                                                                 ----------     ---------   ----------     --------
EARNINGS
Total earnings from reportable segments                          $    4,685     $   2,336   $   13,489    $    7,169
Unallocated corporate headquarters expense                             (753)          103       (2,695)          203
                                                                 ----------     ---------   ---------     ----------
Earnings from continuing operations before income taxes          $    3,932     $   2,439   $   10,794    $    7,372
                                                                 ==========     =========   ==========    ==========
ASSETS
Total assets for reportable segments                             $  115,561     $  92,047   $  115,561    $   92,047
Corporate headquarters                                               25,771        21,132       25,771        21,132
Assets held for sale                                                  4,658        52,356        4,658        52,356
                                                                 ----------     ---------   ---------     ----------
  Total consolidated assets                                      $  145,990     $ 165,535   $  145,990    $  165,535
                                                                 ==========     =========   ==========    ==========

OTHER SIGNIFICANT ITEMS


                                               SEPTEMBER 30, 2003                          SEPTEMBER 30, 2002
                                               ------------------                          ------------------
                                      SEGMENT                      CONSOLIDATED   SEGMENT                       CONSOLIDATED
                                      TOTALS        ADJUSTMENTS      TOTALS        TOTALS        ADJUSTMENTS      TOTALS
                                      -------       -----------    ------------   -------        -----------    ------------
FOR THE THREE MONTHS ENDED:
Interest expense                      $   423        $   337        $   760        $   485        $  (117)        $   368
Expenditure for segment assets          1,294              1          1,295          2,424             10           2,434
Depreciation and amortization           1,726             25          1,751          1,463             61           1,524

FOR THE NINE MONTHS ENDED:
Interest expense                      $ 1,272        $   531        $ 1,803        $ 1,267        $  (493)        $   774
Expenditure for segment assets          7,798             24          7,822         11,363            191          11,554
Depreciation and amortization           5,004            117          5,121          4,097            217           4,314


GEOGRAPHIC INFORMATION

                                      SEPTEMBER 30, 2003               SEPTEMBER 30, 2002
                                      ------------------               ------------------
                                                  LONG-LIVED                       LONG-LIVED
                                   REVENUES         ASSETS          REVENUES         ASSETS
                                   --------        --------        --------        --------
FOR THE THREE MONTHS ENDED:
United States                      $ 41,133        $ 59,676        $ 24,161        $ 61,964
Canada                                8,088           3,399           7,425           1,447
Other                                    10             -                 8             -
                                   --------        --------        --------        --------
   Total                           $ 49,231        $ 63,075        $ 31,594        $ 63,411
                                   ========        ========        ========        ========

FOR THE NINE MONTHS ENDED:
United States                      $104,628        $ 59,676        $ 67,766        $ 61,964
Canada                               26,578           3,399          22,303           1,447
Other                                    70             -                40             -
                                   --------        --------        --------        --------
   Total                           $131,276        $ 63,075        $ 90,109        $ 63,411
                                   ========        ========        ========        ========


NOTE D - RESTRUCTURING RESERVE

         The Company adopted SFAS 146 on January 1, 2003. SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, requires a company to record a liability for costs associated with an exit activity, at fair value, only when a liability is incurred. Accordingly, the Company recorded as an expense in selling, general and administrative and in accrued liabilities a pre-tax restructuring charge of $0.65 million in March 2003 related to organizational changes and headcount reductions. As of September 30, 2003 payments related to the reserve totaled $0.36 million; an adjustment to the accrual was made in the amount of $0.09 million; and as of September 30, 2003 the outstanding balance of the restructuring reserve was $0.2 million. The Company expects to complete payment of the reserve by May 31, 2004.


NOTE E - ACCOUNTING PRONOUNCEMENTS

         In November 2002, FASB issued Interpretation 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ended after December 15, 2002. The Company guarantees senior bank indebtedness of SET Enterprises, Inc. in the amount of $3.0 million. The Company would be required to perform under the guarantee if SET was unable to repay or renegotiate its credit facility. The maximum amount the Company would be required to pay is $3.0 million. The Company does not currently carry a liability for this guarantee. The guarantee is unsecured and the Company would be entitled to the proceeds from any liquidation after the senior debt lender had been paid in full.

         In January 2003, FASB issued Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual return or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after September 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe FIN 46 has any material impact on its financial statements.

         In April 2003, FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The Company does not believe that adoption of SFAS 149 has any material impact on its financial statements.

         In June 2003, FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires that an issuer classify and measure a financial instrument, with characteristics of both a liability and equity, as a liability (or an asset in some circumstances). The Company does not believe that adoption of SFAS 150 has any material impact on its financial statements.

NOTE F -- SUBSEQUENT EVENTS

         On October 17, 2003, the Company acquired substantially all of the assets of Prototube, LLC ("Prototube") from Weil Engineering GmbH ("Weil") and Global Business Support, LLC ("GBS") for $0.1 million in cash plus the assumption of $1.2 million in liabilities. Prototube manufactures a variety of products with applications in the aerospace, automotive, housing, oil and other industries. Its products are roll formed or stamped from flat steel or a laser welded blank, then, utilizing a proprietary technology, they are formed into a tube and laser welded. Prototube's production process allows parts to be produced in several different shapes including round, rectangular and oval from various types and thicknesses of steel, as well as aluminum. In addition to multiple thicknesses of metal, Prototube can create multi-diameter products and join curved surfaces together by adjusting the output power of the laser.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF CONTINUING OPERATIONS

         The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the MD&A section included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2002.

         Net Sales. Net sales for the three months ended September 30, 2003 were $49.2 million, an increase of $17.6 million, or 55.8%, compared to the same period in 2002. For the nine month period ended September 30, 2003 net sales increased by $41.2 million, or 45.7%, to $131.3 million from $90.1 million in the same period in 2002. The increase in revenues is attributable primarily to higher production volumes on certain vehicles, higher steel sales and sales from new product launches in the automotive business.

         Cost of Sales. Cost of sales for the three-month period ended September 30, 2003 increased by $15.9 million to $41.9 million, an increase of 60.9% compared to the same period in 2002. For the nine-month period ended September 30, 2003 cost of sales increased by $35.7 million to $110.2 million, or 48.0%, from $74.5 million in the same period of 2002. These increases were primarily the result of increased sales, including increased steel sales. Cost of sales as a percentage of sales increased to 85.2% in the three-month period ended September 30, 2003 from 82.5% in the same period in 2002 and to 83.9% from 82.6% for the nine-month period ended September 30, 2003 compared to the same period in 2002. This increase in cost of sales as a percentage of net sales is primarily the result of greater steel purchases in the automotive sector.

         Gross Margin. Gross margin increased by $1.8 million, or 31.8%, to $7.3 million for the three months ended September 30, 2003, from $5.5 million for the comparable period in 2002. For the nine-month period ended September 30, 2003 gross margin increased by $5.4 million, or 34.8%, to $21.1 million from $15.6 million in the same period in 2002. The increase in gross margin was primarily the result of higher sales in the automotive segment. Gross margin as a percentage of sales decreased from 17.5% to 14.8% for the three month period and from 17.4% to 16.1% for the nine month period ended September 30, 2003, primarily as a result of the increased mix of steel sales to total sales compared to the same period last year.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased by $0.3 million, or 10.3%, to $3.3 million for the three-month period ended September 30, 2003 as compared to $3.0 million in the comparable period of 2002. For the nine-month period ended September 30, 2003 selling, general and administrative expenses increased by $1.6 million, or 18.8%, to $9.8 million from $8.2 million in the same period in 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 6.6% for the three months ended September 30, 2003 from 9.4% for the same period in 2002; and to 7.4% from 9.1% for the nine months ended September 30, 2003 compared to the same period in 2002. A major component of the increase for the nine month period ended September 30, 2003 was the $0.56 million (net of accrual adjustment) restructuring charge incurred in March 2003.

         Operating Profit. As a result of the foregoing factors, operating profit increased $1.4 million, or 56.6%, to $4.0 million for the three-month period ended September 30, 2003 from $2.6 million for the same period in 2002. For the nine-month period ended September 30, 2003 operating profit increased by $3.9 million, or 52.4%, to $11.3 million from $7.4 million in the same period of 2002. Operating profit as a percentage of net sales increased to 8.2% for the three month period ended September 30, 2003 from 8.1% in the same period of 2002 and increased to 8.6% for the nine month period ended September 30, 2003 from 8.2% in the same period of 2002.

         Interest Income. Interest income decreased by $0.1 million, or 48.3% to $0.1 million for the three-month period ended September 30, 2003 from $0.3 million for the same period in 2002. For the nine-month period ended September 30, 2003 interest income decreased by $0.2 million, or 32.7%, to $0.5 million from $0.7 million in the same period in 2002. The decrease in interest income was due to lower balances on interest bearing assets.

         Interest Expense. Interest expense increased by $0.4 million to $0.8 million for the three months ended September 30, 2003 from $0.4 million for the comparable period of 2002. For the nine-month period ended September 30, 2003 interest expense increased by $1.0 million to $1.8 million from $0.8 million in the same period of 2002. The increase is due to increased borrowing primarily related to steel purchases and capital expenditures in the automotive group as well as lower interest expense attributable to discontinued operations in the nine-month period ended September 30, 2003 compared to the same period in 2002.

         Other, net. Other, net for the three month period ended September 30, 2003 increased $0.6 million compared to the three month period ended September 30, 2002, and increased $0.8 million for the nine month period ended September 30, 2003 compared to the same period last year. The increase is primarily the result of insurance proceeds, recovery of costs previously expensed, the recording of investment in stock, the write down of investment, and dividend income.

         Income Tax Expense. Income tax expense for the three month period ended September 30, 2003 increased 156.9%, or $0.7 million, to $1.1 million, an effective tax rate of 29.0%, from $0.4 million, an effective tax rate of 18.2%, for the comparable period in 2002. For the nine month period ended September 30, 2003 income tax expense increased by 54.9%, or $1.2 million, to $3.5 million, an effective tax rate of 32.1%, from $2.2 million, and effective tax rate of 30% in the same period of 2002. The increase in income tax expense is due primarily to increased earnings.

         Earnings on Common Shares from Continuing Operations. As a result of the foregoing factors, earnings on common shares from continuing operations increased for the three-month period ended September 30, 2003 to $2.8 million from $2.0 million for the comparable period of the prior year, an increase of 40.0%. For the nine-month period ended September 30, 2003 earnings on common shares from continuing operations increased 43.0% to $7.3 million from $5.1 million in the same period in 2002.

         Net Earnings. Net earnings on common shares increased by $0.8 million, or 43.1%, to $2.8 million for the three month period ended September 30, 2003 compared to the same period in 2002. The 2002 quarter net earnings included a loss from discontinued operations related to the logistics business of $0.4 million, offset by $0.3 million extraordinary gain on acquisition of the heavy equipment business. For the nine-month period ended September 30, 2003 net earnings on common shares decreased by 0.8%, or $0.05 million compared to the same period in 2002. The decrease was primarily due to a $1.2 million loss from the discontinued operations and a $0.7 million loss on the sale of discontinued operations in 2003 as compared to $0.1 million of income from discontinued operations and an extraordinary income of $0.3 million in the same period in 2002.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equity and debt financings and loans from stockholders. Working capital needs and capital equipment requirements in the continuing operations have increased as a result of the growth of the Company and are expected to continue to increase. Anticipated increases in required working capital and capital equipment expenditures are expected to be met from cash flow from operations, equipment financing and borrowings under the Company's credit facility. As of September 30, 2003, the Company had a working capital surplus of approximately $14.3 million. The Company completed the sale of its logistics business in March 2003 which resulted in cash received of $2.0 million at closing and receipt of $3.7 million subsequent to closing pursuant to notes receivable. Availability under the Company's revolving credit facility was approximately $12.3 million as of September 30, 2003.

         The Company generated cash from continuing operations of $1.9 million for the nine months ended September 30, 2003. Net cash generated by continuing operating activities was primarily the result of net earnings, plus non-cash expenses such as depreciation expense and increases in accounts payable and income taxes payable, offset by increases in accounts receivable, inventories and prepaid expenses. The increase in accounts receivable of $12.5 million for the nine months ended September 30, 2003, is related to the start of new production programs in the automotive segment as well as increased volume in current programs.

         The Company used cash in investing activities of $2.1 million for the nine months ended September 30, 2003. This was primarily the result of the purchase of fixed assets of $7.8 million offset by $2.0 million received in cash from the sale of logistics business and the $3.7 million received in cash as of September 30, 2003 on the notes receivable.

         The Company generated $2.9 million in cash flow from financing activities for the nine months ended September 30, 2003, primarily from borrowings under the Credit Facility. The Company paid dividends of $1.9 million during the nine months ended September 30, 2003.

         As of September 30, 2003 the Company maintained a $55.0 million secured Credit Facility with Comerica Bank N.A. and two other banks with an expiration date of January 2006. As of September 30, 2003 the Credit Facility had a balance of $42.2 million. The Credit Facility consists of a term loan and a revolving line of credit. The revolving line of credit is a $25.0 million revolving loan with no borrowing base formula. The balance at September 30, 2003 was $12.2 million and availability under the line of credit was approximately $12.3 million, net of approximately $0.5 million in outstanding letters of credit. The term loan had a balance of $30.0 million. The Company made monthly principal payments of $0.389 million on the previous term loan until the term loan was amended on July 31, 2003. The current term loan requires quarterly principal payments of $1.1 million starting in the fourth quarter of 2003.

         The Credit Facility is secured by assets of the Company and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for multi-currency loans. Borrowing options include a Eurocurrency rate, or a base rate. Advances under the facility bore interest at an effective rate of 4.42% for the nine months ended September 30, 2003. Costs of originating the Credit Facility of $1.0 million are being amortized over three years. On July 31, 2003 the Company renegotiated the Credit Facility and incurred additional origination costs of $0.3 million. The amortization expense for the third quarter and and nine months ended September 30, 2003 was $0.1 and $0.3 million, respectively. The unamortized balance of origination costs is $1.1 million at September 30, 2003 and is included in other assets. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $15.0 million.

         The Company has from time to time in prior years been in violation of certain of its financial debt ratio covenants and covenants relating to the issuance of preferred stock and the payment of preferred and common stock dividends, requiring it to obtain waivers of default from its lenders. At September 30, 2003 the Company was in compliance with all of its financial covenants under the Credit Facility.

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

         For the period ended September 30, 2003, the Company guaranteed $3.0 million of SET's senior debt in connection with its sale of businesses to SET. On July 31, 2003 SET acquired MSP, a division of SCOA. As a result of the transaction, the Company reduced its previous guarantee of SET's $10.0 million senior debt to $3.0 million for a period of one year, after which the guarantee will be eliminated provided SET is in compliance with its credit agreement. The Company would be required to perform under the guarantee if SET was unable to repay or renegotiate its credit facility. The maximum amount the Company would be required to pay is $3.0 million. The Company does not currently carry a liability for this guarantee. The guarantee is unsecured and the Company would be entitled to the proceeds from any liquidation after the senior debt lender had been paid in full.

         As of September 30, 2003, the Company had not been notified by SET or SET's lender of any default that would require performance under the guarantee.

INFLATION

         Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had a material effect on its business over the past two years.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 16.4% and 20.3% of total revenues for the three months and nine months ended September 30, 2003, respectively. The Company's primary foreign currency exposure is to the Canadian Dollar. The Company manages its exposure to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset.

         As of September 30, 2003 only 5.4% of the Company's long-lived assets were based in its foreign subsidiaries. These assets are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' equity. Accordingly, the Company's consolidated stockholders' equity will fluctuate depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency.

         The Company's financial results are affected by changes in U.S. and foreign interest rates. The Company does not hold financial instruments that are subject to market risk (interest rate risk and foreign exchange risk). There has been no material change to the Company's exposure to market risk since December 31, 2002.

ITEM 4:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company's President and Chief Executive Officer and the Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures, as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2003, have concluded that as of September 30, 2003, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its subsidiaries required to be disclosed by the Company in the reports it files with the SEC under the Securities Exchange Act of 1934 would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

Changes in Internal Controls over Financial Reporting. There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

           Not applicable.


ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

           Not applicable.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

           Not applicable.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

ITEM 5:  OTHER INFORMATION

           Not applicable.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

Exhibit No.       Description
-----------       -----------

31.1 Certification by the President and Chief Executive Officer pursuant to Rule 13a-14 (a) of the Securities and Exchange Act of 1934, as amended.

31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14 (a) of the Securities and Exchange Act of 1934, as amended.

32.1 Certification of Periodic Financial Report by the President and Chief Executive Officer and the Chief Financial Officer pursuant to 18 USC Section 1350, as created by Section 906 of Sarbanes-Oxley Act of 2002.

(b) The following reports on Form 8-K were filed during the three month period ended September 30, 2003:

         (i) Report on Form 8-K filed on July 23, 2003, concerning the financial results for the three and six months ended June 30, 2003.

         (ii) Report on Form 8-K filed on August 14, 2003, concerning Noble Manufacturing Group Ltd.'s acquisition of four percent of the common stock of SET Enterprises Inc.

         (iii) Report on Form 8-K filed on September 18, 2003, concerning the third quarter and full year earnings estimates.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                NOBLE INTERNATIONAL, LTD.


Dated:  November 14, 2003                By: /s/ Jay J. Hansen
                                             -----------------------------------
                                                   Jay J. Hansen,
                                                   Chief Financial Officer

                                 Exhibit Index


Exhibit No.       Description
-----------       -----------

31.1 Certification by the President and Chief Executive Officer pursuant to Rule 13a-14 (a) of the Securities and Exchange Act of 1934, as amended.

31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14 (a) of the Securities and Exchange Act of 1934, as amended.

32.1 Certification of Periodic Financial Report by the President and Chief Executive Officer and the Chief Financial Officer pursuant to 18 USC Section 1350, as created by Section 906 of Sarbanes-Oxley Act of 2002.