Form 10-K
period 2003-12-31
NOBLE INTERNATIONAL LTD
filed 2004-03-30
CIK 1034258

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                               -------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes [ ] No [X]

         The aggregate market value of the shares of common stock, $.001 par value ("Common Stock") held by non-affiliates of the registrant as of June 30, 2003 was approximately $41.1 million based upon the closing price for the Common Stock on the NASDAQ on such date.

         The number of shares of the registrant's Common Stock outstanding as of March 5, 2004 was 8,940,467.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2004 Annual Meeting to be held May 5, 2004 (the "2004 Proxy Statement").

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

                                TABLE OF CONTENTS

PART I...........................................................................................................         3
         Item 1.   Business......................................................................................         3
         Item 2.   Properties....................................................................................        13
         Item 3.   Legal Proceedings.............................................................................        13
         Item 4.   Submission of Matters to a Vote of Security Holders...........................................        14

PART II..........................................................................................................        14
         Item 5.   Market for the Company's Common Equity and Related Stockholder Matters........................        14
         Item 6.   Selected Financial Data.......................................................................        14
         Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........        16
         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....................................        25
         Item 8.   Financial Statements and Supplementary Data...................................................        26

         Noble International, Ltd. and Subsidiaries Notes to Consolidated Financial Statements
                Fiscal Years 2001, 2002 and 2003.................................................................        33

         Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........        60
         Item 9A.   Controls and Procedures......................................................................        60

PART III.........................................................................................................        61
         Item 10.   Directors and Executive Officers of the Registrant...........................................        61
         Item 11.   Executive Compensation.......................................................................        61
         Item 12.   Security Ownership of Certain Beneficial Owners and Management...............................        61
         Item 13.   Certain Relationships and Related Transactions...............................................        61
         Item 14.   Principal Accountant's Fees and Services.....................................................        61

PART IV..........................................................................................................        62
         Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................        62
         Schedule II - Valuation and Qualifying Accounts.........................................................        62
         SIGNATURES..............................................................................................        65

         PART I

ITEM 1. BUSINESS

GENERAL

         Noble International Ltd., through its subsidiaries, is a full-service provider of tailored laser welded blanks for the automotive industry. Noble's laser-welded blanks are manufactured from two or more blanks of varying thickness and sizes welded together utilizing automated laser assemblies, and are used by original equipment manufacturers or their suppliers in automobile body components such as doors, fenders, bodyside panels, and pillars.

         Noble operates four locations in Michigan, Kentucky and Canada. During the first quarter of 2004, the Company opened a facility in Australia. Executive offices are located at 28213 Van Dyke Ave, Warren, MI 48093, tel. (586) 751-5600. Noble's common stock is traded on the NASDAQ National Market under the symbol NOBL. Additional information about the company, including SEC filings, can be found on its web site, www.nobleintl.com.

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

         On February 16, 2001, the Company acquired a 49% interest in S.E.T. Steel, Inc. ("SET") for $3.0 million (the "SET Acquisition"). SET is a Qualified Minority Business Enterprise, providing metal processing services to original equipment manufacturers ("OEMs"). Contemporaneously with the SET Acquisition, the Company, through its wholly owned subsidiary Noble Manufacturing Group, Inc. ("NMG") (formerly known as Noble Technologies, Inc.), sold all of the capital stock of NMPM and NMF to SET for $27.2 million (the "SET Sale"). On February 16, 2001, the Company received a note for $27.2 million due June 14, 2001. On June 28, 2001, SET completed bank financing of its purchase of NMF and NMPM and repaid the $27.2 million note to the Company with $24.7 million in cash and a $4.0 million, 12% subordinated note due in 2003. In addition, the Company guaranteed $10.0 million of SET's senior debt. During the quarter ended September 30, 2001, SET repurchased the Company's 49% interest for $3.0 million. The Company received a $3.0 million, 12% subordinated note due in 2003. On April 1, 2002, the Company converted its $7.6 million note receivable, including interest, from SET Enterprises, Inc. ("SET") into preferred stock of SET. The preferred stock was non-voting and was redeemable at the Company's option in 2007. The Company agreed to convert the subordinated promissory note to preferred stock in order to assist SET in obtaining capital without appreciably decreasing the Company's repayment rights or jeopardize SET's minority status. Management believes that continued support of SET furthers the joint strategic objectives of the two companies. On August 1, 2003 SET completed its acquisition of Michigan Steel Processing, Inc. ("MSP"), a subsidiary of Sumitomo Corporation of America ("SCOA"). As part of the transaction, SCOA contributed 100% of the common stock of MSP in exchange for 45% of the common stock of SET. In addition, the Company reduced its guarantee of SET's senior debt from $10.0 million to $3.0 million for a period of one year, after which the guarantee may be eliminated. The Company exchanged its $7.6 million non-convertible, non-voting redeemable preferred stock investment in SET for $7.6 million in Series A non-convertible, non-voting preferred stock which provides an 8% annual dividend, and is non-redeemable by the Company. The Series A preferred stock is redeemable by SET at its option. In connection with the transaction, the Company was issued 4% of the outstanding common stock of SET. The excess of the estimated fair values of the preferred and common stock received over the carrying value of the redeemable preferred stock has been recorded on the Company's books as a component of other income in the statement of operations for approximately $0.3 million.

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

         On December 31, 2002, the Company, through its wholly-owned subsidiary NMG, completed the sale of NCE for $14.0 million in cash. The transaction resulted in a gain of $0.174 million, net of tax. The proceeds were used to reduce the Company's long-term debt. The Company completed the transaction with an entity in which the Company's Chairman and certain other officers have an interest. An independent committee of the board of directors of the Company was established to evaluate, negotiate, and completed the transaction. In addition, an independent fairness opinion regarding the transaction was obtained.

         On March 21, 2003, the Company completed the sale of its logistics group for approximately $11.1 million in cash and notes as well as the assumption of substantially all payables and liabilities. The transaction included cash of $2.0 million at closing, two short-term notes totaling approximately $5.1 million, a $1.5 million three-year amortizing note and a $2.5 million five-year amortizing note. The two long-term notes bear an annual interest rate of 4.5% and will be repaid in equal monthly installments. On August 14, 2003 the Company and the buyer amended the repayment terms of the remaining balance on the short-term notes. The amended terms provide for repayment of the short-term notes by July 31, 2004 and for payment of interest on the outstanding balance at an annual rate of 7%.

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

         The Company made the decision to exit the distribution (Monroe, PMP, PMD and Peco Manufacturing, Inc. "Peco") business in the fourth quarter of 2003 and has classified this operation as discontinued. On January 28, 2004 the Company completed the sale of the distribution business to an entity in which the Company's Chairman and another officer have an interest for approximately $5.5 million in cash. An independent committee of the board of directors of the Company was established to evaluate, negotiate and complete the transaction. In addition, an independent fairness opinion regarding the transaction was obtained.

         As of December 31, 2003 the Company's continuing operating subsidiaries are organized into a single reporting segment operating in the automotive supply business. This segment includes NMP, Noble Metal Processing - Kentucky, LLC ("NMPK"), Noble Metal Processing - Canada, Inc. ("NMPC") and Prototube.

         On January 21, 2004, the Company completed the acquisition of Prototech Laser Welding, Inc. ("LWI") for approximately $14.0 million in cash and the assumption of approximately $0.7 million in subordinated debt and up to an additional $1.0 million payable if certain new business is awarded to Noble within the next twelve months. LWI, based in Clinton Township, Michigan, is a supplier of laser-welded blanks (LWB) to General Motors.

NARRATIVE DESCRIPTION OF INDUSTRY SEGMENTS

CONTINUING OPERATIONS

Automotive

         As of December 31, 2003, the Company's continuing operations conduct business in a single industry segment through NMP, Prototube, NMPC and NMPK, (and subsequent to December 31, 2003, LWI). The Company is a supplier of automotive components and value-added services to the automotive industry. Customers include Original Equipment Manufacturers ("OEMs"), such as General Motors ("GM"), DaimlerChrysler AG ("DCX"), Ford Motor Company ("Ford"), BMW of North America LLC ("BMW"), Toyota Motor Corporation ("Toyota"), American Honda Motor Company, Inc. ("Honda") and Nissan North America, Inc. ("Nissan"), as well as other companies which are suppliers to OEMs ("Tier I suppliers"), such as Tower Automotive, Inc., AK Steel, and Thyssen Steel Group Automotive, among others. The Company, as a Tier I and Tier II supplier, provides prototype design, engineering, laser welding of tailored blanks, tailor welded tubes and other laser welding and cutting services of automotive components. The
Company's manufacturing facilities have been awarded both QS-9000 and ISO 14001 certifications.

         The process of laser welding involves the concentration of a beam of light, producing energy densities of 16 to 20 million watts per square inch, at the point where two metal pieces are to be joined. Laser welding allows rapid weld speeds with low heat input, thus minimizing topical distortion of the metal and resulting in ductile and formable welds that have mechanical properties comparable to, or in some cases superior to, the metal being welded. Laser welds provide improved performance as well as visual aesthetics and allow significant automation of the welding process.

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

DISCONTINUED OPERATIONS

Heavy Equipment

         NCE designed, engineered, manufactured and assembled all terrain fork trucks, truck mounted fork trucks, wheeled tractor scrapers and pull scrapers. These products are then sold to an established system of dealers throughout the United States, or are contract-built for customers like Caterpillar Inc. and Terex Corporation. All of the products are made to order based on the customer's specifications.

         The Company made the strategic decision to exit this segment in the fourth quarter of 2002 in order to focus on its core automotive operations. NCE was sold in December 2002 for $14.0 million in cash. The Company completed the transaction with an entity in which the Company's Chairman and another officer have an interest. An independent committee of the board of directors of the Company was established to evaluate, negotiate, and complete the transaction. An independent fairness opinion regarding the transaction was obtained.

Logistics

         NLS provided same day package delivery solutions to a wide variety of industries. Services included both dedicated contract services and scheduled routed services.

         In the fourth quarter of 2002, the Company made the strategic decision to exit the logistics business segment in order to focus on its core automotive segment and has classified this operation as discontinued. On March 21, 2003 the Company completed the sale of the logistics segment for approximately $11.1 million in cash and notes. The Company obtained an independent fairness opinion regarding the transaction.

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

         PMP and PMD manufacture and distribute products used in the paint and coatings industry as well as proprietary products such as paint measurement gauges, portable tint meter gauges, and UV curing lamps.

         In the fourth quarter of 2003, the Company made the strategic decision to exit the distribution business segment in order to focus on its core automotive segment and has classified this operation as discontinued. On January 28, 2004, the Company completed the sale of the distribution business (Monroe, PMP, PMD, and Peco) for approximately $5.5 million in cash. The Company sold the business to an entity in which the Company's Chairman and another officer have an interest. An independent committee of the board of directors was formed to evaluate, negotiate and complete the sale of this business. In addition, an independent fairness opinion regarding the fairness of the transaction was obtained.

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

RAW MATERIALS

         The raw materials required for the Company's automotive operations include rolled and coated steel and gases such as carbon dioxide and argon. The Company obtains its raw materials and purchased parts from a variety of suppliers. The Company does not believe that it is dependent upon any of its suppliers, despite concentration of purchasing of certain materials from a few sources, as other suppliers of the same or similar materials are readily available. The Company typically purchases its raw materials on a purchase order basis as needed and has generally been able to obtain adequate supplies of raw materials for its operations. The majority of the steel is purchased through OEMs' steel buying programs. Under these programs the Company purchases the steel from specific suppliers at the steel price the customers negotiated with the steel suppliers. Although the Company does take ownership of the steel, the steel price risk is borne by the customer. Further, a portion of the automotive operations involves the toll processing of materials supplied by another Tier I customer, typically a steel manufacturer. Under these arrangements the Company charges a specified fee for operations performed without acquiring ownership of the steel.

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

         The Company's historical results of operations have generally not reflected typical cyclical or seasonal fluctuations in revenues and operating income. The acquisitions and dispositions completed by the Company have resulted in a growth trend which may have masked the effect of typical seasonal fluctuations. There can be no assurance that the Company's business will continue its historical growth trend, or that it will conform to industry norms for seasonality in future periods.

CUSTOMERS

         In 2003, automotive industry customers accounted for substantially all of the Company's consolidated net sales from continuing operations. Three customers accounted for 37%, 18% and 17% of consolidated net sales from continuing operations, respectively, in 2003. For the year ended December 31, 2002 two customers accounted for 41% and 25%, respectively, of net sales from continuing operations. For the year ended December 31, 2001 one customer accounted for 19% of net sales from continuing operations.

COMPETITION

         The automotive component supply and tooling component industries are highly competitive. In the automotive segment the Company's primary competitors are TWB Company, Shiloh Industries Inc. and PowerLasers Ltd. Competition in this segment is based on many factors, including engineering, product design, process capability, quality, cost, delivery and responsiveness. The Company believes that its performance record places it in a strong competitive position, although there can be no assurance that it can continue to compete successfully against existing or future competitors in each of the markets in which it competes.

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

EMPLOYEES

         As of December 31, 2003, the Company employed 578 people in its continuing operations. This total included 416 production employees, approximately 50 independent production contractors, and 112 managerial, research and administrative personnel. The Company believes that its relations with its employees are satisfactory. One NMP plant elected to be represented by the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America ("UAW") in 1999 and a collective bargaining agreement was entered into in September 2000 which expired in December 2003. In January, 2004, the Company entered into a new five year collective bargaining agreement with the UAW which expires in December 2008. The plant has not been subject to a strike, lockout or other major work stoppage.

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

         Outstanding Indebtedness. In order to finance its operations, including costs related to the consummation of various acquisitions, the Company has incurred substantial indebtedness. The Company's credit facilities are secured by substantially all of its assets as well as the assets of its subsidiaries. In addition to certain financial covenants, the Company's credit facilities restrict its ability to incur additional indebtedness or pledge assets. As of the date of this report, the Company is in compliance with all of the terms of its credit facilities. There can be no assurance, however, that the Company will be able to comply with the terms of its credit facilities in the future. At December 31, 2003, the Company has a $54 million credit facility (the "Credit Facility") with a syndicate of banks led by Comerica Bank N.A. as agent, expiring in July 2006. In January 2004, the credit facility was increased to $74 million primarily to facilitate the acquisition of LWI (refer to Note F).


         On March 26 2004, the Company issued $40 million in 4% unsecured convertible subordinated notes (the "Note") in a private placement. The Note has a three year term, maturing on March 31, 2007 and may be extended another three years at the holder's option. The Note is convertible at the holder's option at anytime prior to maturity into shares of the Company's common stock at $32 per share (subject to adjustment pursuant to the terms of the Note). The interest rate on the Note is 4% and is fixed for the entire term. Proceeds from the Note are being used to reduce the Company's current bank borrowings, including paying off the term loan balance and reducing amounts outstanding under the $35 million revolving credit facility, which remains in place.

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

         Reliance on Major Customers. Sales to the automotive industry accounted for all of the Company's sales from continuing operations in 2003. In addition, the Company's automotive sales are highly concentrated among a few major OEMs and automotive suppliers. Thus, the loss of any significant customer could have a material adverse effect on the Company's business. As is typical in the automotive supply industry, the Company has no long-term contracts with any of its customers. The Company's customers provide annual estimates of their requirements; however, sales are made on a short-term purchase order basis. There is substantial and continuing pressure from the major OEMs and Tier I suppliers to reduce costs, including the cost of products purchased from outside suppliers. If in the future the Company is unable to generate sufficient production cost savings to offset price reductions, its gross margins could be adversely affected.

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

         Failure to Obtain Business on New and Redesigned Model Introductions. The Company's automotive product lines are subject to change as its customers, including both OEMs and Tier I suppliers, introduce new or redesigned products. The Company competes for new business both at the beginning of the development phase of new vehicle models, which generally begins two to five years prior to the marketing of such models to the public, and upon the redesign of existing models. The Company's sales would be adversely affected if the Company fails to obtain business on new models, or fails to retain or increase business on redesigned existing models, or if the Company's customers do not successfully introduce new products incorporating the Company's products, or if market demand for these new products does not develop as anticipated.

         Dependence on Continuous Improvement of Production Technologies. The Company's ability to continue to meet customer demands within its automotive operations with respect to performance, cost, quality and service will depend, in part, upon its ability to remain technologically competitive with its production processes. New automotive products are increasingly complex, require increased welding precision, use of various materials and have to be run at higher production speeds and with lower scrap ratios in order to reduce costs. The investment of significant additional capital or other resources may be required to meet this continuing challenge. If the Company is unable to improve its production technologies, it will lose business and possibly be forced to exit from the particular market.

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

         Industry Cyclicality and Seasonality. The automotive industry is highly cyclical and dependent on consumer spending. Economic factors adversely affecting automotive production and consumer spending could adversely impact the Company's business. In addition, the automotive component supply industry is somewhat seasonal. The Company's need for continued significant expenditures for capital equipment purchases, equipment development and ongoing manufacturing improvement and support, among other factors, make it difficult for us to reduce operating expenses in a particular period if our net sales forecasts for such period are not met, because a substantial component of our operating expenses are fixed costs. Generally, revenue and operating income increase during the second calendar quarter of each year as a result of the automotive industry's spring selling season, which is the peak sales and production period of the year. Revenue and operating income generally decrease during July and December of each year as a result of changeovers in production lines for new model years as well as scheduled OEM plant shutdowns for vacations and holidays.

         The Company's historical results of operations have generally not reflected typical cyclical or seasonal fluctuations in revenues and operating income. The acquisitions and divestitures completed by the Company have resulted in a growth trend through successive periods which has masked the effect of typical seasonal fluctuations. There can be no assurance that the Company's business will continue its historical growth trend, that it will continue to be profitable or that it will conform to industry norms for seasonality in future periods.

         Risk of Labor Interruptions. Within the automotive supply industry substantially all of the hourly employees of the OEMs and many Tier I suppliers are represented by labor unions, and work pursuant to collective bargaining agreements. The failure of any of the Company's significant customers to reach agreement with a labor union on a timely basis, resulting in either a work stoppage or strike, could have a material adverse effect on the Company's business. During 1999, production workers at the Company's NMP facility in Michigan elected to be represented by the UAW. A three year collective bargaining agreement was entered into in September 2000 and expired in December 2003. In January 2004, the Company entered into a new five year collective bargaining agreement, which expires in December 2008, with the UAW at its NMP facility in Michigan. Although this plant has never been subject to a strike, lockout or other major work stoppage, any such incident would have a material adverse effect on the Company's operating income.

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

         Dependence on Key Personnel. The Company's operations are dependent upon its ability to attract and retain qualified employees in the areas of engineering, operations and management, and are greatly influenced by the efforts and abilities of Robert J. Skandalaris, Chairman and Christopher L. Morin, President and Chief Executive Officer, as well as its other executive officers. The Company has employment agreements with Mr. Skandalaris, Mr. Morin and several other officers. The Company does not maintain key-person life insurance on its executives.

         Control by Existing Stockholders. Robert J. Skandalaris owns and/or controls approximately 24% of the outstanding Common Stock. As a result, Mr. Skandalaris is able to exert significant influence over the outcome of all matters submitted to a vote of the Company's stockholders, including the election of directors, amendments to the Company's Certificates of Incorporation and approval of significant corporate transactions. Such consolidation of voting power could also have the effect of delaying, deterring or preventing a change in control that might be beneficial to other stockholders.

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

         Risks Associated With International Operations. The Company operates a production facility in Ontario, Canada, and has opened a facility during the first quarter of 2004 in Australia. The Company's business strategy may include the continued expansion of international operations. As the Company expands its international operations, it will increasingly be subject to the risks associated with such operations, including: (i) fluctuations in currency exchange rates; (ii) compliance with local laws and other regulatory requirements; (iii) restrictions on the repatriation of funds; (iv) inflationary conditions; (v) political and economic instability; (vi) war or other hostilities; (vii) overlap of tax structures; and (viii) expropriation or nationalization of assets. The inability to effectively manage these and other risks could adversely affect the Company's business.

         Shares Eligible for Future Sale. The Company cannot predict the effect that future sales of Common Stock will have on the market price of the Common Stock. Sales of substantial amounts of Common Stock, or the perception that such sales could occur, could adversely affect the market price of the Common Stock. Approximately 22,233 of the shares of Common Stock currently issued and outstanding are "restricted securities" as that term is defined under Rule 144 under the Securities Act of 1933 and may not be sold unless they are registered or unless an exemption from registration, such as the exemption provided by Rule 144, is available. All of these restricted securities are currently eligible for resale pursuant to Rule 144, subject in most cases to the volume and manner of sale limitations prescribed by Rule 144.

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

         The Failure of SET could materially adversely affect our financial condition. In February 2001, the Company sold two of its non-core subsidiaries to SET Enterprises, Inc., a qualified minority business enterprise providing metal processing services to the automotive OEMs. The Company currently holds $7.6 million in face value of 8% Series A non-convertible, non-voting preferred stock of SET. The Company provides a guarantee of $3.0 million of SET's senior debt, which is scheduled to mature in August 2004, incurred in connection with its purchase of the Company's subsidiaries, and the Company holds approximately 4% of SET's common stock. Due to the amounts invested in the Company's relationship with SET, the failure of SET's business could materially adversely affect the Company's financial condition if it resulted in its inability to recover its investment in preferred stock and common stock, and SET's inability to pay dividends, the Company's accounts receivable, and to pay its senior debt resulting in our requirement to perform under our guarantee.

ITEM 2. PROPERTIES

         As of December 31, 2003, the Company's continuing operations consisted of its automotive business, which operated four production facilities in the United States and one facility in Canada. These facilities are used for multiple purposes and range in size from 5,000 square feet to 524,000 square feet, with an aggregate of approximately 743,000 square feet. These production facilities are leased under operating leases with expiration dates ranging from 2005 to 2016.

         The Company owns two properties totaling approximately 240,000 square feet that it has classified as held for sale.

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

         PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the NASDAQ National Market under the symbol NOBL. Prior to June 30, 1998 the common stock traded on AMEX under the symbol NIL. The following table sets forth the range of high and low sales prices for the common stock for each period indicated:

                          HIGH     LOW
                         ------   ------
2002

        First Quarter    $14.50   $ 7.91
        Second Quarter    16.00    10.45
        Third Quarter     11.69     8.65
        Fourth Quarter    11.10     6.41

2003

        First Quarter    $ 8.89   $ 5.61
        Second Quarter     8.78     5.84
        Third Quarter     12.14     8.60
        Fourth Quarter    23.22    11.11

         As of March 15, 2004 there were approximately 74 record holders and approximately 2,350 beneficial owners of the Company's common stock.

         The information required to be furnished pursuant to this item with respect to compensation plans under which equity securities of the Company are authorized for issuance will be set forth under the caption "Executive Compensation and Other Information" in the 2004 Proxy Statement, and is incorporated herein by reference.

Dividends

         During the fiscal years ending December 31, 2002 and 2003, the Company paid $2.247 million and $2.501 million in dividends, respectively. The dividend payments were made pursuant to resolutions of the Board of Directors in February 2002, May 2002, and May 2003 to pay regular quarterly cash dividends of $0.08 per share. In February 2004, the Company's Board of Directors approved a resolution to increase the quarterly cash dividend to $0.10 per share. There are currently no restrictions on the Company's ability to pay its regular quarterly cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data as of and for each of the five fiscal years in the period ended December 31, 2003 is derived from the audited financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein or in prior filings. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." Numbers from the following consolidated statement of operations are in millions and are subject to rounding.

                                                      1999              2000            2001            2002            2003
                                                   -----------------------------------------------------------------------------
                                                               (Dollars in millions, except share and per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales                                          $        81.3   $        83.7   $        70.8   $       120.8   $       183.8
Cost of sales                                               54.8            62.8            55.6           102.9           156.9
                                                   -------------   -------------   -------------   -------------   -------------
   Gross Margin                                             26.5            20.9            15.2            17.9            26.9
Selling, general and administrative                         14.6            17.3             7.6            10.3            12.3
                                                   -------------   -------------   -------------   -------------   -------------
   Operating profit                                         11.9             3.6             7.6             7.6            14.6
Interest income                                                -               -             1.6             0.9             0.6
Interest expense                                            (1.6)           (1.7)           (2.1)           (0.8)           (2.4)
Litigation settlement                                          -               -               -            (1.1)            0.1
Other, net                                                   0.3             0.3             1.6            (0.9)            0.9
                                                   -------------   -------------   -------------   -------------   -------------
Earnings from continuing operations before
 income taxes and extraordinary items                       10.6             2.2             8.7             5.7            13.8
Income tax expense                                           4.0             0.9             2.7             1.6             4.7
                                                   -------------   -------------   -------------   -------------   -------------
   Earnings from continuing operations before
     extraordinary items                                     6.6             1.3             6.0             4.1             9.1
Earnings (loss) from discontinued operations                 0.2            (0.2)           (1.9)          (17.4)           (3.2)
Gain (loss) on sale of discontinued operations                 -            10.0               -             0.1            (0.7)
                                                   -------------   -------------   -------------   -------------   -------------
Earnings(loss) before extraordinary items                    6.8            11.1             4.1           (13.2)            5.2
Extraordinary items (1) (2) (3)                                -            (0.3)            1.5             0.3               -
                                                   -------------   -------------   -------------   -------------   -------------
Net earnings (loss)                                $         6.8   $        10.8   $         5.6   $       (12.9)  $         5.2
                                                   =============   =============   =============   =============   =============
BASIC EARNINGS (LOSS) PER COMMON SHARE:
   Earnings per common share from continuing
     operations before extraordinary items         $        0.92   $        0.18   $        0.90   $        0.57   $        1.17
   Earnings (loss) per common share from
    discontinued operations before extraordinary
     items                                                  0.03            1.39           (0.28)          (2.46)          (0.50)
   Extraordinary items (1) (2) (3)                             -           (0.04)           0.24            0.05               -
                                                   -------------   -------------   -------------   -------------   -------------
Basic earnings (loss) per common share             $        0.94   $        1.52   $        0.85   $       (1.84)  $        0.67
                                                   =============   =============   =============   =============   =============
Basic weighted average common shares outstanding       7,192,328       7,112,311       6,626,212       6,995,153       7,779,472
                                                   =============   =============   =============   =============   =============
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
   Earnings per common share from continuing
     operations before extraordinary items         $        0.84   $        0.17   $        0.86   $        0.57   $        1.09
   Earnings (loss) per common share from
    discontinued operations before extraordinary
      items                                                 0.03            1.37           (0.24)          (2.41)          (0.43)
   Extraordinary items (1) (2) (3)                             -           (0.04)           0.20            0.04               -
                                                   -------------   -------------   -------------   -------------   -------------
Diluted earnings (loss) per common share           $        0.87   $        1.49   $        0.82   $       (1.80)  $        0.66
                                                   -------------   -------------   -------------   -------------   -------------
Diluted weighted average shares outstanding            8,530,981       7,234,786       7,776,451       7,158,982       9,044,376
                                                   =============   =============   =============   =============   =============
OTHER FINANCIAL INFORMATION
CASH FLOW PROVIDED BY (USED IN):

   Continuing operations                           $         9.4   $        11.2   $        (0.0)  $         8.1   $         9.2
   Discontinued operations                                 (22.3)           (2.3)            0.4            (4.1)           (2.5)
   Investing activities                                    (16.1)           47.6             9.6             5.3            (3.6)
   Financing activities                                     28.8           (56.1)           (9.9)           (8.9)           (3.8)
CONSOLIDATED BALANCE SHEET:

   Total assets                                            174.8           145.1           156.9           130.0           143.0
   Net assets held for sale                                 71.9            38.3            45.1            18.1             9.3
   Working capital (deficiency)                             70.4             9.1           (38.7)            6.0            16.4
   Total debt                                              118.1            73.7            71.3            57.6            53.0
   Stockholders' equity                                     39.9            43.8            47.4            42.1            50.8
RECONCILATION OF EBITDA TO EARNINGS FROM
CONTINUING OPERATIONS (4):

   Net Income from Continuing Operations           $         6.6   $         1.3   $         6.0   $         4.1   $         9.1
   Income tax expense                                        4.0             0.9             2.7             1.6             4.7
   Interest expense                                          1.6             1.7             2.1             0.8             2.4
   Depreciation                                              4.7             5.5             4.5             5.7             7.0
   Amortization                                              1.0             1.4             0.9             0.2             0.2
                                                   -------------   -------------   -------------   -------------   -------------
   EBITDA from Continuing Operations               $        17.9   $        10.8   $        16.2   $        12.3   $        23.4
                                                   =============   =============   =============   =============   =============

(1) In 2000, an extraordinary loss was recorded as a result of the buyback of 6% convertible debentures. The convertible debentures had a face amount of $6.376 million and were repaid at an agreed amount of $6.411 million. In addition, approximately $0.3 million in financing costs relating to the convertible debentures were written off.

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

(3) In 2002, the Company closed the purchase price allocation period regarding the acquisition of NCE and recognized a $0.315 million after-tax extraordinary gain on the transaction resulting from certain post-closing working capital adjustments that reduced the purchase price.

(4) EBITDA from continuing operations represents income from continuing operations before income taxes, plus interest expense and depreciation and amortization expense. EBITDA is not presented as, and should not be considered, an alternative measure of operating results or cash flows from operations (as determined in accordance with generally accepted accounting principles), but is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. While commonly used, however, EBITDA is not identically calculated by companies presenting EBITDA and is, therefore, not necessarily an accurate means of comparison, and may not be comparable to similarly titled measures disclosed by the Company's competitors. Management believes that EBITDA is useful to both management and investors in their analysis of the Company's ability to service and repay its debt. Further, management uses EBITDA for planning and forecasting in future periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management's discussion and analysis of financial condition and results of continuing operations should be read in conjunction with the Company's consolidated financial statements and notes, and other information thereto included elsewhere in this Report.

GENERAL

         Noble International Ltd., through its subsidiaries, is a full-service provider of tailored laser welded blanks for the automotive industry. On December 31, 2002 the Company completed the sale of its heavy equipment segment for $14.0 million in cash to a related party. This segment has been classified as discontinued for fiscal years 2002 and prior. In the fourth quarter of 2002 the Company made the strategic decision to exit the logistics business and has classified this segment as discontinued for fiscal years 2003 and prior. The sale of the logistics segment was completed in March 2003 for approximately $11.1 million in cash and notes. In the fourth quarter of 2003, the Company made the strategic decision to exit the distribution business and has classified this segment as discontinued in fiscal years 2003 and prior. The sale of the distribution business was completed in January 2004 for approximately $5.5 million in cash to a related party. The Company's fiscal year is equivalent to the calendar year. The following discussion relates to the Company's continuing operations.

         The Company is a leading supplier of automotive components and value-added services to the automotive industry. Customers include Original Equipment Manufacturers ("OEMs"), such as General Motors Corporation ("GM"), DaimlerChrysler AG ("DCX"), Ford Motor Company ("Ford"), BMW of North America LLC ("BMW"), Toyota Motor Corporation ("Toyota"), American Honda Motor Company, Inc. ("Honda") and Nissan North America, Inc. ("Nissan"), as well as other companies which are suppliers to OEMs ("Tier I suppliers"), such as Tower Automotive, Inc., AK Steel, and Thyssen Steel Group Automotive, among others. The Company, as a Tier I and Tier II supplier, provides prototype design, engineering, laser welding of tailored blanks and other laser welding and cutting services of automotive components. The Company's manufacturing facilities have been awarded both QS-9000 and ISO 14001 certifications.

RESULTS OF OPERATIONS

         To facilitate analysis, the following table sets forth certain financial data for the Company:

                        (In thousands of dollars)
-------------------------------------------------------------------------
                                         2001        2002       2003
-------------------------------------------------------------------------
Net sales                             $ 70,769     $120,800     $ 183,759
Cost of sales                           55,608      102,904       156,909
                                      --------     --------     ---------
   Gross margin                         15,161       17,896        26,850
Selling, general and
  administrative expenses                7,527       10,268        12,235
                                      --------     --------     ---------
   Operating profit                      7,634        7,628        14,615
Interest income                          1,586          978           596
Interest expense                        (2,157)        (836)       (2,419)
Litigation settlement                        -       (1,098)           73
Other, net                               1,617         (935)          942
                                      --------     --------     ---------
   Earnings from continuing
         operations before taxes         8,680        5,737        13,807
Income tax expense                       2,698        1,666         4,673
                                      --------     --------     ---------
   Earnings from  operations
     before extraordinary items          5,982        4,071         9,134
(Loss) from discontinued
  operations                            (1,887)     (17,405)       (3,221)
Gain (loss) on sale of                       -          174          (677)
  discontinued operations
                                      --------     --------     ---------
Earnings (loss) before                   4,095      (13,160)        5,236
  extraordinary items
Extraordinary items                      1,567          315             -
                                      --------     --------     ---------
Net earnings (loss)                      5,662      (12,845)        5,236
Preferred stock dividends                   27           10             -
                                      --------     --------     ---------
Net earnings (loss) on common
  shares                              $  5,635     $(12,855)    $   5,236
                                      --------     --------     ---------
As a percentage of sales:
   Gross margin from
    continuing operations                 21.4%        14.8%         14.6%
   Operating profit from
    continuing operations                 10.8%         6.3%          8.0%

Fiscal 2003 vs. Fiscal 2002

         Net Sales. Net sales from continuing operations increased by $63.0 million, or 52.1%, to $183.8 million for the year ended December 31, 2003 from $120.8 million for the year ended December 31, 2002. The increase in sales is attributable to increased revenue from the automotive laser welded flat blank business. These increases were primarily the result of the increased volumes on several of the automotive platforms on which the Company has business as well as sales from new business launched during 2003, the full year impact of business launched during 2002 and the utilization of laser-welded components on more vehicle models and platforms. In addition, revenue was positively impacted by an increase in steel sales as the number of programs for which the Company purchases and sells the steel used in the laser welding process increased in 2003 compared to 2002.

         Cost of Sales. Cost of sales from continuing operations increased by $54.0 million, or 52.5%, to $156.9 million for the year ended December 31, 2003 from $102.9 million for the year ended December 31, 2002. This increase in cost of sales was primarily attributable to increased production volume related to the increased sales in 2003 compared to 2002. As a percentage of net sales, cost of sales increased slightly to 85.4% in fiscal 2003 from 85.2% in 2002. This increase as a percentage of sales is primarily attributable to the increase in the purchase of steel as a percentage of overall cost of sales and is related to the increase in steel sales as a percentage of total sales as the Company continued its transition to a full service supplier from a toll processor. This increase in costs was partially offset by productivity improvements in the Company's manufacturing operations.

         Gross Margin. Gross margin from continuing operations increased $9.0 million, or 50.0%, to $26.9 million for the year ended December 31, 2003 from $17.9 million for the year ended December 31, 2002. As a percentage of sales, gross margin declined slightly to 14.6% in fiscal 2003 compared to 14.8% in 2002. This decline is primarily attributable to the increase in steel sales as a percentage of overall sales as a result of the increase in the mix of products and programs for which the Company is required to buy the steel in addition to providing value-added laser welding and related services compared to products and programs for which value-added laser welding and related services only are provided. The steel portion of sales are made at a significantly lower margin than value-added laser welding and other related value-added services. The impact of the lower margin from increased steel sales was partially offset by productivity improvements in the manufacturing operations.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) from continuing operations increased by $2.0 million, or 19.2%, to $12.2 million for the year ended December 31, 2003 from $10.3 million for the year ended December 31, 2002. As a percentage of sales, SG&A declined from 8.5% in fiscal 2002 to 6.7% in 2003. The decrease as a percent of sales was primarily due to expense containment, leveraging of fixed costs in SG&A, as well as the increase in steel sales without a corresponding increase in SG&A expense. In fiscal 2001, the Company recorded $0.1 million for bad debt expense. In fiscal 2002, the bankruptcy of National Steel resulted in the Company recording bad debt expense of approximately $1.2 million related to accounts receivable with National Steel and in fiscal 2003, the Company recorded bad debt expense of $0.5 million primarily as a result of the bankruptcy of Rouge Industries and its subsidiaries including Rouge Steel.

         Operating Profit. As a result of the foregoing factors, operating profit from continuing operations increased $7.0 million, or 91.6%, to $14.6 million for the year ended December 31, 2003 from $7.6 million for the year ended December 31, 2002. As a percentage of sales, operating profit increased to 8.0% in fiscal 2003 from 6.3% in fiscal 2002. The increase, as stated earlier, was primarily the result of productivity improvements in the manufacturing operations, expense containment in SG&A, partially offset by lower operating margin from increased steel sales as a proportion of total sales for fiscal 2003.

         Interest Expense. Interest expense from continuing operations increased $1.6 million to $2.4 million for the year ended December 31, 2003 from $0.8 million for the year ended December 31, 2002. The higher interest expense in fiscal 2003 was primarily due to approximately $2.4 million of interest expense associated with discontinued operations classified in the loss from discontinued operations in 2002. The proceeds from sale of the discontinued operations did not reduce all of the debt associated with those operations and as a result, a portion of this interest expense is reflected in interest expense from continuing operations in 2003. This was partially offset by lower average borrowings in 2003 compared to 2002.

         Interest Income. Interest income from continuing operations decreased $0.4 million in fiscal 2003 to $0.6 million from $1.0 million in fiscal 2002. The decrease was due primarily to lower notes receivable balances related to the sale of NMF and NMPM, partially offset by the interest income from the notes related to the sale of the logistics business in 2003.

         Litigation settlement. In fiscal 2002 the Company recorded a $1.1 million charge related to litigation. The Company recorded a charge as a result of tax-related litigation associated with the Company's acquisition of its automotive operations in 1997. Through arbitration, the seller was awarded approximately $1.1 million. The Company filed an appeal of the decision and ultimately settled the matter prior to the completion of the appeal process for $1.0 million, resulting in a $0.1 million recovery in 2003.

         Other, net. Other income and expense, net increased by $1.8 million, from an expense of $0.9 million in fiscal 2002 to income of $0.9 million in fiscal 2003. Other income in 2003 primarily included insurance proceeds ($0.2 million), the recovery of costs previously expensed ($0.4 million), income from the recording of the Company's receipt of 4% of SET common stock ($0.3 million), the writedown of other assets ($0.3 million), and dividend income ($0.2 million). Included in other expense for 2002 is the write-down of certain real-estate assets held for sale of $0.9 million.

         Income Tax Expense. Income tax expense related to continuing operations increased $3.0 million, to $4.7 million for the year ended December 31, 2003 from $1.7 million in 2002. This increase was primarily due to higher earnings from continuing operations before income taxes. The 2002 income tax expense amount includes a valuation allowance of $0.5 million against available tax credit carry forward.

         Earning from Continuing Operations before Extraordinary items. As a result of the foregoing factors, net earnings from continuing operations before extraordinary item increased $5.1 million, or 124%, to $9.1 million for the year ended December 31, 2003 from $4.1 million for the year ended December 31, 2002.

         Extraordinary Item. In fiscal 2002, the Company closed the purchase price allocation period regarding the acquisition of NCE and recognized a $0.3 million after-tax extraordinary gain on the transaction resulting from certain post-closing working capital adjustments. On December 31, 2002 the Company completed the sale of NCE for $14.0 million.

Fiscal 2002 vs. Fiscal 2001

         Net Sales. Net sales from continuing operations increased by $50.0 million, or 70.7%, to $120.8 million for the year ended December 31, 2002 from $70.8 million for the year ended December 31, 2001. These increases were primarily the result of the increased volumes on several of the automotive platforms on which the Company has business as well as sales from new business launched during the year and the full year impact of new business launched during 2001 and the utilization of laser-welded components on more vehicle models and platforms. In addition, revenue was positively impacted by an increase in steel sales as the number of programs for which the Company purchases and sells the steel used in the laser welding process increased in 2002 compared to 2001.

         Cost of Sales. Cost of sales from continuing operations increased by $47.3 million, or 85.1%, to $102.9 million for the year ended December 31, 2002 from $55.6 million for the year ended December 31, 2001. This increase in cost of sales was primarily attributable to increased production volume related to the increased sales in 2002 compared to 2001. As a percentage of net sales, cost of sales increased to 85.2% in fiscal 2002 from 78.6% in 2001. This increase as a percentage of sales is primarily attributable to the increase in the purchase of steel as a percentage of overall cost of sales and is related to the increase in steel sales as a percentage of total sales as the Company transitioned to a full service supplier from a toll processor.

         Gross Margin. Gross margin from continuing operations increased $2.7 million, or 18.0%, to $17.9 million for the year ended December 31, 2002 from $15.2 million for the year ended December 31, 2001. As a percentage of sales, gross margin decreased from 21.4% in fiscal 2001 to 14.8% in 2002. The increase in gross margin from continuing operations was primarily the result of higher net sales. As a percentage of sales, the gross margin decline was primarily the result of increased steel sales as a proportion of total sales which has significantly lower margins than the laser welding processing and other related value-added services.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) from continuing operations increased by $2.7 million, or 36.4%, to $10.3 million for the year ended December 31, 2002 from $7.5 million for the year ended December 31, 2001. As a percentage of sales, SG&A declined from 10.6% in fiscal 2001 to 8.5% in 2002. The decrease as a percent of sales was primarily due to expense containment within the operations as well as the inclusion of approximately

$0.7 million of goodwill amortization in 2001. In addition, the Company recorded $1.2 million of bad debt expense in 2002 related to accounts receivable with National Steel as a result of the National Steel bankruptcy. In fiscal 2001, the Company expensed $0.1 million in bad debt expense.

         Operating Profit. As a result of the foregoing factors, operating profit from continuing operations was $7.6 million for the year ended December 31, 2002 compared to a similar amount for the year ended December 31, 2001. As a percentage of sales, operating profit declined to 6.3% in fiscal 2002 from 10.8% in fiscal 2001. The decline, as stated earlier, was primarily the result of lower operating margin from steel sales, the higher proportion of steel sales in net sales for fiscal 2002 and bad debt expense.

         Interest Expense. Interest expense from continuing operations decreased $1.3 million, or 61.2%, to $0.8 million for the year ended December 31, 2002 from $2.2 million for the year ended December 31, 2001. The higher interest expense in fiscal 2001 was primarily due to higher interest rates and borrowings.

         Interest Income. Interest income from continuing operations decreased $0.6 million in fiscal 2002 to $1.0 million from $1.6 million in fiscal 2001. The decrease was due to lower interest rates as well as lower notes receivable balances related to the sale of NMF and NMPM.

         Litigation Settlement. In fiscal 2002 the Company recorded a $1.1 million charge related to litigation. The Company recorded a charge as a result of tax-related litigation associated with the Company's acquisition of its automotive operations in 1997. Through arbitration, the seller was awarded approximately $1.1 million.

         Other, net. Other income and expense from continuing operations declined by $2.5 million, from $1.6 million income in fiscal 2001 to an expense of $0.9 million in fiscal 2002. Other income in 2001 was higher due to a one-time fee related to the arrangement of financing for SET. Included in other expense for 2002 is the write-down of certain real-estate assets held for sale of $0.9 million.

         Income Tax Expense. Income tax expense related to continuing operations decreased $1.0 million, or 38.3%, to $1.7 million for the year ended December 31, 2002 from $2.7 million in 2001. This decrease was primarily due to lower earnings from continuing operations before income taxes and a $1.1 million tax expense in 2001 related to the sale of assets. The 2002 income tax expense amount includes a valuation allowance of $0.5 million against available tax credit carry forwards.

         Earnings from Continuing Operations before Extraordinary Items. As a result of the foregoing factors, net earnings from continuing operations before extraordinary items decreased $1.9 million, or 31.9%, to $4.1 million for the year ended December 31, 2002 from $6.0 million for the year ended December 31, 2001.

         Extraordinary Item. In fiscal 2002, the Company closed the purchase price allocation period regarding the acquisition of NCE and recognized a $0.3 million after-tax extraordinary gain on the transaction resulting from certain post-closing working capital adjustments. An after tax extraordinary gain of $1.6 million was recorded (representing the excess of the fair value of acquired net assets over the cost associated with the acquisition) in 2001 in connection with the Company's acquisition of NCE. On December 31, 2002 the Company completed the sale of NCE for $14.0 million.

Liquidity and Capital Resources

         The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equity and debt financings and loans from stockholders. Working capital needs and capital equipment requirements in the continuing operations have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. Anticipated increases in required working capital and capital equipment expenditures are expected to be met from cash flow from operations, equipment financing and borrowings under a credit facility. As of December 31, 2003, the Company had a net working capital surplus of approximately $16.4 million.

         The Company generated cash from continuing operations of $9.2 million for the year ended December 31, 2003. Net cash generated from continuing operating activities was primarily the result of net earnings, plus non-cash expense such as depreciation expense and increases in accounts payable and accrued liabilities. This was partially offset by increases in accounts receivable, inventories and prepaid expenses. The increases in accounts receivable, inventories, and accounts payable are primarily the result of increase in sales and related production activities. The significant decrease in the deferred income taxes of $8.4 million is partially offset by the increase in refundable income taxes of $5.7 million and is primarily the result of the loss from the discontinued logistics operations and its subsequent sale. Discontinued operations used cash in the amount of $2.5 million for fiscal 2003.

         The Company used cash from investing activities of $3.6 million for the year ended December 31, 2003. This was primarily the result of the purchase of fixed assets of $9.8 million offset by proceeds from the sale of the logistics business of $6.2 million, including $2 million in cash at closing and $4.2 million in the collection of notes receivable.

         The Company used $3.8 million of cash flow in financing activities for the year ended December 31, 2003, primarily for repayment of subordinated debt as discussed below. The Company had net borrowings on its credit facility of $1.6 million, redeemed $3.5 million in junior subordinated debentures; paid dividends of $2.5 million and received proceeds from the issuance of common stock of $1.2 million

         The Company maintains a secured Credit Facility with a syndicate of banks led by Comerica Bank N.A. The amount of the facility was $53.9 million on December 31, 2003, and has an expiration date of July 2006. As of December 31, 2003 the Credit Facility had a balance of $40.0 million. The Credit Facility consists of two loans. The first is a $25.0 million revolving loan with no borrowing base formula. Availability under the revolving loan at December 31, 2003 was $13.9 million. The second loan is a term loan of $28.9 million. The Company made quarterly principal payments of $1.1 million on the term loan. The Credit Facility is secured by assets of the Company and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for multi-currency loans. Borrowing options include a Eurocurrency rate, or a base rate. Advances under the facility bore interest at an effective average rate of approximately 4.0% and 4.4% as of December 31, 2002 and 2003, respectively. Costs of originating the Credit Facility of $1.3 million are being amortized over three years. The unamortized balance of origination costs is $0.9 million at December 31, 2003 and is included in other assets. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $15 million.

         The Company has from time to time, been in violation of certain of its financial debt ratio covenants and covenants relating to the issuance of preferred stock and the payment of preferred and common stock dividends, requiring it to obtain waivers of default from its lenders. At December 31, 2003 the Company is in compliance with all of its financial debt covenants under the Credit Facility.

         In January 2004, the Company amended its credit facility to increase the facility to $74.0 million. The revolving loan was increased to $35.0 million with no borrowing base formula and the term loan was increased to $39.0 million. The Company makes quarterly payments of principal under the term loan of $1.4 million. The amendment and increase in the credit facility was primarily to facilitate the acquisition of LWI. LWI was purchased for $14.0 million in cash and the assumption of $0.7 million in subordinated notes payable with up to an additional $1.0 million payable if certain new business is awarded to the Company within twelve months. Subsequent to the acquisition of LWI, the Company completed the sale of its distribution business for approximately $5.5 million in cash and received approximately $6.1 million in a tax refund, both of which were applied to reduce borrowings under the credit facility.

         On March 26, 2004, the Company issued $40 million in 4% unsecured convertible subordinated notes (the "Note") in a private placement. The Note has a three year term, maturing on March 31, 2007 and may be extended another three years at the holder's option. The Note is convertible at the holder's option at anytime prior to maturity into shares of the Company's common stock at $32 per share (subject to adjustment pursuant to the terms of the Note). The interest rate on the Note is 4% and is fixed for the entire term. Proceeds from the Note are being used to reduce the Company's current bank borrowings, including paying off the term loan balance and reducing amounts outstanding under the $35 million revolving credit facility, which remains in place.

         The Company guarantees $3.0 million of SET's senior debt in connection with its sale of NMF and NMPM to SET. The Company would be required to perform under the guarantee if SET was unable to repay or renegotiate its credit facility. The Company expects the guarantee to be eliminated upon the maturity of SET's credit facility in August 2004, provided SET is in compliance with the terms of its credit facility. As of December 31, 2003, the Company had not been notified by SET or SET's lender of any default that would require performance under the guarantee. The maximum amount the Company would be required to pay is $3.0 million. The Company does not currently carry a liability for this guarantee. The guarantee is unsecured and the Company would be entitled to the proceeds from any liquidation after the senior debt lender had been paid in full.

         On July 31, 1998 and concluding August 10, 1998 the Company closed a private offering of 6% Convertible Subordinated Debentures (the "Debentures") for gross proceeds of $20.76 million. The proceeds were used to reduce the amount of outstanding advances under the Credit Facility. The Debentures mature on July 31, 2005 and interest is payable on January 31 and July 31 of each year; provided, however, that for the first three years, in lieu of cash interest, additional Debentures were issued. During the years ended December 31, 1999, 2000, and 2001 the Company issued $1.2 million, $1.1 million and $1.0 million, respectively, in additional Debentures as payment of interest. The Debentures are unsecured obligations of the Company which may be redeemed by the Company during the twelve months beginning July 31, 2002 at 102.5% of the principal amount (plus accrued interest) and at 101.5% and 100.5% during each 12 month period following. Commencing November 30, 1998, the Debentures became convertible into Common Stock at $14.3125 per share (subject to adjustment). Beginning January 31, 2004 and on each July 31 and January 31 thereafter, the Company is required to redeem for cash 25% of the outstanding principal amount of the Debentures through the maturity date. During 2001, the Company redeemed $1.1 million of Debentures for $0.35 million in cash and 50,000 shares of the Company's Common Stock. Offering costs of $1.114 million on the original issuance are being amortized over seven years. The unamortized balance of offering costs is $0.2 million at December 31, 2003 and is included in other assets. During 2003, the holders of approximately $3.5 million in subordinated Debentures exercised their option to convert their subordinated Debentures into the Company's common stock. The balance of subordinated Debentures outstanding at December 31, 2003 was $12.5 million. Subsequent to December 31, 2003 holders of an additional approximately $9.5 million in subordinated Debentures exercised their option to convert their subordinated Debentures into the Company's common stock. On February 2, 2004 the Company made a mandatory retirement payment pursuant to the terms of the subordinated debenture of $0.8 million. The balance of subordinated Debentures outstanding after the conversions and the mandatory retirement payment was approximately $2.2 million.

         On December 16, 1998 and concluding December 22, 1998 the Company closed a private offering of Junior Subordinated Notes (the "Junior Notes"), together with 105,000 warrants to purchase shares of Common Stock of the Company at an exercise price of $10.00 per share expiring on the maturity date, for gross proceeds of $3.5 million with $.141 million, or $1.34 per share, attributable to the warrants. The proceeds were used to reduce the Credit Facility. The Junior Notes have not been registered under the Securities Act of 1933 and were sold to qualified investors as part of a private offering pursuant to Regulation D of a maximum of $10 million in principal amount of Junior Notes. The Junior Notes are unsecured obligations of the Company, which may be redeemed by the Company upon five days prior notice without penalty or premium. The Junior Notes matured on December 16, 2003 and were redeemed in full. The Company has no warrants outstanding as of December 31, 2003.

         On April 22, 2002, the Company completed a sale and leaseback transaction of its Shelbyville, KY facility to the Company's Chairman. The sale price was $6.2 million which was equal to the book value of the property. The proceeds of the transaction were used to reduce the Company's debt under its current credit facility. The lease has a term of five years and provides for monthly rent of $0.07 million. The sale price and rent amount were determined by the estimated fair value of the property and estimated prevailing lease rates for similar properties. Although the Company did not obtain an independent valuation of the property or the terms of the transaction, it believes the terms of the sale and leaseback were at least as favorable to Noble as terms that could have been obtained from an unaffiliated third party. The Company has accounted for this lease as an operating lease.

         The liquidity provided by the Company's existing and anticipated credit facilities, combined with cash flow from continuing operations is expected to be sufficient to meet currently anticipated working capital and capital expenditure needs and for existing debt service for at least 12 months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such twelve-month period. In addition, the Company continues to evaluate, as part of its business strategy, and may pursue future growth through opportunistic acquisitions of assets or companies which may involve the expenditure of significant funds. Depending upon the nature, size and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

Off Balance Sheet Arrangements

         The Company's off balance sheet financing consists primarily of operating leases for equipment and property. These leases have terms ranging from a month-to-month basis to thirteen years. In 2003, lease expense was approximately $3.7 million. From 2003 through 2007 and thereafter the Company will make contractual minimum lease payments as well as short and long-term debt payments as follows (in thousands):

                 FUTURE MATURITIES AND CONTRACTUAL OBLIGATIONS

                                                               Less Than                    Over 5
                                               Total    1 Year   1-3 Years    4-5 Years     Years
                                              -------   ------   ----------   ----------   -------
Long-term debt (including lines of credit)    $52,999   $9,999   $   43,000   $        -   $     -
Operating leases for equipment and property   $38,664   $3,843   $    6,695   $    5,745   $22,381
Purchase obligations                          $   518   $  518   $        -   $        -   $     -

         Purchase obligations include primarily commitments for capital expenditures. We have not included information on our recurring purchases of materials used in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production and are not long term in nature (less than three months).

         The Company also expects to receive minimum rental income of approximately $1.2 million per year for the period 2004 through 2012 related to the sublease of a portion of one of the Company's manufacturing facilities to SET.

Critical Accounting Policies

         A summary of the critical accounting policies consistently applied in the preparation of the accompanying financial statements follow below.

         Property, Plant and Equipment. The Company's automotive operations are highly capital intensive. Property, plant and equipment are stated at cost. Depreciation is provided for using the straight line method over the estimated useful lives of the assets which range from 5 to 39 years for buildings and improvements and 3 to 10 years for machinery and equipment. Expenditures for maintenance and repairs are charged to expense as incurred. The Company capitalizes interest cost associated with construction in progress. Capitalized interest costs in 2002 and 2003 were $0.3 million and $0.5 million, respectively. The Company periodically reviews the realization of long-lived assets, based on an evaluation of remaining useful lives and the current and expected future profitability and cash flows related to such assets. Land is carried at acquisition cost.

         Valuation of deferred tax assets. Because the Company operates in different geographic locations, including several state and local tax jurisdictions, the nature of the Company's tax provisions and the evaluation of the Company's ability to use all recognized deferred tax assets are complex. In assessing the ability to realize such deferred tax assets, the Company reviews the scheduled reversal of deferred tax liabilities, the projections of taxable income in future periods and the effectiveness of various tax planning strategies in making assessments. The consideration of these matters requires significant management judgment in determining deferred tax asset valuation allowances. While it is believed that the appropriate valuations of deferred tax assets has been made, unforeseen changes in tax legislation, regulatory activities, operating results, financing strategies, organization structure and other related matters may result in material changes in the Company's deferred tax asset valuation allowances.

         Goodwill. Goodwill is the excess of cost over the fair value of net assets acquired in business combinations and through December 31, 2001 was amortized over a 20-year period on the straight-line method. On January 1, 2002 the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." Under SFAS 142 goodwill and other intangible assets are no longer amortized. As required under SFAS 142, management will regularly evaluate the carrying value of businesses and determine if any impairment exists. As part of the evaluation, the Company estimates the fair value of the reporting unit to determine whether or not impairment has occurred. At adoption and at June 2002 and June 2003, the Company determined that goodwill was not impaired. As of December 31, 2002 and 2003, the Company had an unamortized goodwill balance from continuing operations of $11.5 million and $11.8 million, respectively. The change in goodwill reflects approximately $0.3 million in purchased goodwill related to the acquisition of Prototube. In the fourth quarter of 2002 and 2003, the Company made the strategic decision to exit its logistics and distribution businesses, respectively, and as a result their operations have been included in discontinued operations. In connection therewith, the Company, based upon the anticipated proceeds from the sale of those businesses, incurred goodwill impairment charges of approximately $19.9 million and $2.0 million related to the logistics and distribution businesses, respectively. In March 2003, the Company completed the sale of the logistics operations for approximately $11.1 million in cash and notes. On January 28, 2004 the Company completed the sale of the distribution business for approximately $5.5 million in cash.

         Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management makes these estimates based on an analysis of accounts receivable using available information on our customers' financial status and payment histories. Historically, with the exception of $1.2 million of bad debt expense recorded in 2002 related to the National Steel bankruptcy and $0.4 million in 2003 related to the Rouge Steel bankruptcy, bad debt losses have not been significant or have not differed materially from the Company's estimates. The balance in the allowance for doubtful accounts at December 31, 2003 and 2002 was $0.1 million and $0, respectively.

Inflation

         Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, fuel, equipment and raw materials. The Company does not believe that inflation has had any material effect on its business over the past three years.

Impact of New Accounting Pronouncements

         FASB Statement No. 150. In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." FASB Statement No. 150 affects the accounting for mandatorily redeemable shares, options and forward purchase contracts that require the issuer to repurchase shares and certain obligations that can be settled in shares. FASB Statement No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of this statement did not have any material impact on the results of operations of financial position of the Company at December 31, 2003.

         FIN No. 46. In January 2003, FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 requires that the primary beneficiary of a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The adoption of this interpretation did not have any impact on our results of operations or financial position at December 31, 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 19% of total revenues from continuing operations for fiscal 2003. The Company's primary foreign currency exposure is the Canadian Dollar. The Company manages its exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain exposures are naturally offset. Refer to Note N of Notes to the Consolidated Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Noble International, Ltd. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of Noble International, Ltd. (a Delaware corporation) and Subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the consolidated financial statement schedule listed in the Index at
Item 15(a). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Noble International, Ltd. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years ended in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

DELOITTE & TOUCHE LLP

Detroit, Michigan
March 29, 2004

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                                     2002           2003
                                                                                  ------------------------
ASSETS
Current Assets:
      Cash and cash equivalents                                                   $   1,154      $     715
      Accounts receivable, trade, net                                                22,474         34,030
      Note Receivable                                                                     -          1,799
      Inventories                                                                     7,119         14,543
      Deferred income taxes                                                           6,217              -
      Income taxes refundable                                                           250          5,920
      Prepaid expenses                                                                2,513          3,909
                                                                                  ---------      ---------
Total Current Assets                                                                 39,727         60,916
Property, Plant & Equipment, net                                                     47,026         47,119
Other Assets:
      Goodwill, net                                                                  11,463         11,839
      Covenants not to compete, net of accumulated amortization of $1,017 and
          $1,217 for 2002 and 2003, respectively                                        383            183
      Other assets, net                                                              10,016         12,890
                                                                                  ---------      ---------
Total Other Assets                                                                   21,862         24,912
Assets Held for Sale                                                                 21,335         10,036
                                                                                  ---------      ---------
TOTAL  ASSETS                                                                     $ 129,950      $ 142,983
                                                                                  =========      =========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                            $  19,677      $  29,517
      Accrued liabilities                                                             5,652          4,967
      Current maturities of long-term debt                                            8,386          9,999
      Deferred income taxes                                                               -             54
                                                                                  ---------      ---------
Total Current Liabilities                                                            33,715         44,537
Long-Term Liabilities:
      Deferred income taxes                                                           1,717          3,860
      Convertible subordinated debentures                                            16,037          7,026
      Long-term debt, excluding current maturities                                   33,192         35,974
                                                                                  ---------      ---------
Total Long-Term Liabilities                                                          50,946         46,860
Liabilities Held for Sale                                                             3,228            775
Commitments and Contingencies (Note G)
STOCKHOLDERS' EQUITY
      Common stock, $.001 par value, authorized 20,000,000 shares, issued
          8,576,397 and 9,013,277 shares in 2002 and 2003, respectively                   9              9
      Additional paid-in capital                                                     32,874         38,161
      Retained earnings                                                               9,755         12,490
      Accumulated other comprehensive income (loss), net                               (577)           151
                                                                                  ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                                           42,061         50,811
                                                                                  ---------      ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                          $ 129,950      $ 142,983
                                                                                  =========      =========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                                 2001             2002            2003
                                                                             ---------------------------------------------
Net sales                                                                    $    70,769      $   120,800      $   183,759
Cost of sales                                                                     55,608          102,904          156,909
                                                                             -----------      -----------      -----------
      Gross margin                                                                15,161           17,896           26,850
Selling, general and administrative expenses                                       7,527           10,268           12,235
                                                                             -----------      -----------      -----------
      Operating profit                                                             7,634            7,628           14,615
Interest income                                                                    1,586              978              596
Interest expense                                                                  (2,157)            (836)          (2,419)
Litigation settlement                                                                  -           (1,098)              73
Other, net                                                                         1,617             (935)             942
                                                                             -----------      -----------      -----------
Earnings from continuing operations before income taxes
      and extraordinary items                                                      8,680            5,737           13,807
Income tax expense                                                                 2,698            1,666            4,673
                                                                             -----------      -----------      -----------
Earnings from continuing operations before extraordinary items                     5,982            4,071            9,134
Preferred stock dividends                                                             27               10                -
                                                                             -----------      -----------      -----------
Earnings on common shares from continuing operations
      before extraordinary items                                                   5,955            4,061            9,134
Discontinued Operations:
(Loss) from discontinued operations, net of income taxes of $(554),
      $(8,338) and $(571) for 2001, 2002 and 2003, respectively                   (1,887)         (17,405)          (3,221)
Gain (loss) on sale of discontinued operations, net of income taxes
      of $90 and $(349) for 2002 and 2003, respectively                                -              174             (677)
                                                                             -----------      -----------      -----------
Earnings (loss) on common shares before extraordinary items                        4,068          (13,170)           5,236
Extraordinary item - gain on acquisition, net of income taxes
      of $807 and $198 for 2001 and 2002, respectively                             1,567              315                -
                                                                             -----------      -----------      -----------
Net earnings (loss) on common shares                                         $     5,635      $   (12,855)     $     5,236
                                                                             ===========      ===========      ===========

BASIC EARNINGS (LOSS) PER COMMON SHARE:
      Earnings from continuing operations before extraordinary items         $      0.90      $      0.57      $      1.17
      (Loss) from discontinued operations                                          (0.28)           (2.46)           (0.50)
      Extraordinary items                                                           0.24             0.05                -
                                                                             -----------      -----------      -----------
      Basic earnings (loss) per common share                                 $      0.85      $     (1.84)     $      0.67
                                                                             ===========      ===========      ===========
      Basic weighted average common shares outstanding                         6,626,212        6,995,153        7,779,472
                                                                             ===========      ===========      ===========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
      Earnings from continuing operations before extraordinary items         $      0.86      $      0.57      $      1.09
      (Loss) from discontinued operations                                          (0.24)           (2.41)           (0.43)
      Extraordinary items                                                           0.20             0.04                -
                                                                             -----------      -----------      -----------
      Diluted earnings (loss) per common share                               $      0.82      $     (1.80)     $      0.66
                                                                             ===========      ===========      ===========
      Diluted weighted average common shares outstanding and equivalents       7,776,451        7,158,982        9,044,376
                                                                             ===========      ===========      ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)


                                                                                                      Accumulated
                                                                                                         Other
                                                               Common   Additional Paid-   Retained   Comprehensive
                                                                Stock      in Capital      Earnings   Income (Loss)    Total
                                                               ----------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                                   $    7      $   22,971     $  21,217      $ (354)     $   43,841
Redemption of 197,800 shares of common stock                        -          (1,141)            -           -          (1,141)
Issuance of 53,030 shares of common stock
   in connection with NCE acquisition                               -             350             -           -             350
Issuance of 50,000 shares of common stock
   in connection with bond retirement                               -             715             -           -             715
Issuance of 13,332 shares of common stock
   as director compensation                                         -              90             -           -              90
Dividends paid on common stock                                      -               -        (1,995)          -          (1,995)
Dividends paid on redeemable preferred stock                        -               -           (27)          -             (27)
Net earnings                                                        -               -         5,662           -           5,662
Equity adjustment from foreign currency translation, net            -               -             -        (114)           (114)
                                                               ------      ----------     ---------      ------      ----------
BALANCE AT DECEMBER 31, 2001                                        7          22,985        24,857        (468)         47,381
Issuance of 10,000 shares of common stock
   as payment for services provided                                 -              90             -           -              90
Reclassification of 107,452 shares of common stock
   in connection with put option expiration                         -             762             -           -             762
Issuance of 62,783 shares of common stock
   in connection with options exercise                              -             181             -           -             181
Issuance of 31,646 shares of common stock
   in connection with warrant execution                             1              (1)            -           -               -
Issuance of 16,041 shares of common stock
   in connection with stock incentive program                       -             115             -           -             115
Dividends paid on redeemable preferred stock                        -               -           (10)          -             (10)
Issuance of 13,467 shares of common stock
   as director compensation                                         -             175             -           -             175
Issuance of 925,000 shares of common stock
   in connection with equity offering                               1           8,567             -           -           8,568
Dividends paid on common stock                                      -               -        (2,247)          -          (2,247)
Net (loss)                                                          -               -       (12,845)          -         (12,845)
Equity adjustment from foreign currency translation, net            -               -             -        (109)           (109)
                                                               ------      ----------     ---------      ------      ----------
BALANCE AT DECEMBER 31, 2002                                        9          32,874         9,755        (577)         42,061
Issuance of 125,000 shares of common stock
   in connection with options exercise                              -           1,191             -           -           1,191
Issuance of 13,201 shares of common stock
   in connection with executive compensation                        -             150             -           -             150
Issuance of 17,688 shares of common stock
   in connection with stock incentive program                       -             153             -           -             153
Issuance of 29,362 shares of common stock
   as director compensation                                         -             248             -           -             248
Issuance of 247,748 shares of common stock
   in connection with conversion of subordinated debentures         -           3,545             -           -           3,545
Dividends paid on common stock                                      -               -        (2,501)          -          (2,501)
Net Earnings                                                        -               -         5,236           -           5,236
Equity adjustment from foreign currency translation, net            -               -             -         728             728
                                                               ------      ----------     ---------      ------      ----------
BALANCE AT DECEMBER 31, 2003                                   $    9      $   38,161     $  12,490      $  151      $   50,811
                                                               ======      ==========     =========      ======      ==========

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)

                                                                             2001            2002            2003
                                                                          -------------------------------------------
Net earnings (loss) on common shares                                      $   5,635      $   (12,855)     $     5,236

Other comprehensive income (loss), equity adjustment
     from foreign currency translation, net of tax                             (114)            (109)             728
                                                                          ---------      -----------      -----------

Comprehensive income (loss), net of tax                                   $   5,521      $   (12,964)     $     5,964
                                                                          =========      ===========      ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                Fiscal Year
                                                                                      2001          2002          2003
                                                                                    ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings from continuing operations before extraordinary items              $  5,982      $  4,071      $  9,134
    Adjustments to reconcile net earnings to net cash provided by operations
        Interest expense                                                               1,394            37           548
        Depreciation of property, plant and equipment                                  4,509         5,671         6,987
        Loss from unconsolidated entity                                                  100             -             -
        Amortization of intangible assets                                                922           200           200
        Deferred income taxes                                                            357        (6,534)        8,414
        Impairment of real estate held for sale                                            -           852             -
        Gain on sale of fixed assets                                                    (221)          (28)            -
        Stock compensation expense                                                        90           176           427
    Changes in operating assets and liabilities, net of effects of acquisitions
        Increase in accounts receivable                                              (15,107)       (1,257)      (11,357)
        Increase in inventories                                                       (6,178)         (286)       (7,399)
        Increase in prepaid expenses                                                  (1,043)         (593)       (1,272)
        Increase in accounts payable                                                  10,784         3,217         9,656
        Decrease (increase) in other operating assets                                   (185)          610            32
        Increase (decrease) in income taxes payable or refundable                       (420)          242        (5,671)
        Increase (decrease) in accrued liabilities                                    (1,008)        1,681          (497)
                                                                                    --------      --------      --------
Net cash provided by (used in) continuing operations                                     (24)        8,059         9,202
Net cash provided by (used in) discontinued operations                                   371        (4,137)       (2,537)
                                                                                    --------      --------      --------
Net cash provided by operating activities                                                347         3,922         6,665

CASH FLOWS FROM INVESTING ACTIVITIES
    Net proceeds from sales of discontinued operations                                     -        14,000         2,000
    Purchase of property, plant and equipment                                         (8,543)      (14,949)       (9,764)
    Proceeds from sale of property, plant and equipment                                2,460         6,241             -
    Other investments                                                                   (603)          (27)            -
    Proceeds from Notes Receivable on sale of discontinued operations                      -             -         4,243
    Proceeds from sale of businesses                                                  23,151             -             -
    Acquisitions of businesses, net of cash acquired                                  (6,910)            -           (89)
                                                                                    --------      --------      --------
Net cash provided by (used in) investing activities                                    9,555         5,265        (3,610)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                             1,065         8,750         1,191
    Redemption of common stock                                                        (1,141)            -             -
    Redemption of putable common stock                                                     -          (442)            -
    Redemption of preferred stock                                                       (150)         (250)            -
    Redemption of convertible subordinated debentures                                 (1,105)            -             -
    Redemption of junior subordinated debentures                                           -             -        (3,468)
    Dividends paid on preferred stock                                                    (27)          (10)            -
    Dividends paid on common stock                                                    (1,995)       (2,247)       (2,501)
    Payments on long-term debt                                                          (281)         (275)         (250)
    Financing fees                                                                         -        (1,000)         (328)
    Net borrowings (payments) on credit facility                                      (6,302)      (13,393)        1,601
                                                                                    --------      --------      --------
Net cash used in financing activities                                                 (9,936)       (8,867)       (3,755)

Effect of exchange rate changes on cash                                                 (114)         (109)          261

Net increase (decrease) in cash                                                         (148)          211          (439)
Cash and cash equivalents at beginning of period                                       1,091           943         1,154
                                                                                    --------      --------      --------
Cash and cash equivalents at end of period                                          $    943      $  1,154      $    715
                                                                                    ========      ========      ========

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                        SUPPLEMENTAL CASH FLOW DISCLOSURE
                                 (in thousands)

                                                        2001          2002         2003
                                                      -----------------------------------
Cash paid for:
    Interest                                          $  2,948      $  3,306     $  3,173
    Taxes                                                1,569           510        1,790

Fair value of assets acquired, including goodwill       15,910             -        1,345
Liabilities assumed                                     (9,389)            -         (453)
Debt issued                                                  -             -         (797)
Stock issued                                              (350)            -            -
Cash paid                                                6,171             -           95

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

         During 2001, the Company issued $1.0 million of convertible subordinated Debentures as payment for interest expense.

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

         During 2003, approximately $3.5 million of convertible subordinated Debentures were converted into 247,748 shares of the Company's Common Stock.

         During 2003, the Company exchanged its $7.6 million non-convertible, non-voting redeemable preferred stock investment in SET for $7.6 million in Series A non-convertible, non-voting preferred stock which provides an 8% annual dividend, and is non-redeemable by the Company. In addition, the Company was issued 4% of the outstanding common stock of SET. The excess of the estimated fair values of the preferred and common stock received over the carrying value of the redeemable preferred stock has been recorded on the Company's books as a component of other income in the statement of operations for approximately $0.3 million.

         During 2003, the Company sold its logistics business for approximately $11.1 million, including $2.0 million in cash and approximately $9.1 million in notes.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include Noble International, Ltd. and its wholly-owned subsidiaries. The following chart outlines the wholly-owned subsidiaries of the Company and their current status.

             WHOLLY-OWNED SUBSIDIARIES OF NOBLE INTERNATIONAL LTD.

                             Subsidiary                                         Acquired/Formed               Status
--------------------------------------------------------------------            ---------------               ------
Prototech Laser Welding, Inc. ("LWI")                                           Acquired - 2004          Held
NMP Prototube, LLC ("Prototube")                                                Acquired - 2003          Held
Noble Metal Processing, Inc. ("NMP")                                            Acquired - 1997          Held
Utilase Production Processing, Inc.                                             Acquired - 1997          Dissolved - 2003
Noble Land Holdings, Inc. ("Land Holdings")                                     Formed - 1997            Held
Noble Manufacturing Group, Inc. (formerly Noble Techonologies, Inc.)
("NMG")                                                                         Formed - 1998            Held
Noble Metal Processing Canada, Inc. ("NMPC")                                    Acquired - 1997          Held
Noble Metal Processing - Kentucky, LLC ("NMPK")                                 Formed - 2001            Held
Peco Manufacturing, Inc. ("Peco")                                               Acquired - 2001          Sold - 2004
Pro Motorcar Products, Inc. ("PMP")                                             Acquired - 2000          Sold - 2004
Pro Motorcar Distribution, Inc. ("PMD")                                         Acquired - 2000          Sold - 2004
Monroe Engineering Products, Inc ("Monroe")                                     Acquired - 1996          Sold - 2004
Noble Logistic Services, Inc. (formerly Assured Transportation & Delivery,
Inc. and Central Transportation & Delivery, Inc.) ("NLS-CA")                    Acquired - 2000          Sold - 2003
Noble Logistic Services Holdings, Inc. (formerly Dedicated Services
Holdings, Inc. ("NLS-TX")                                                       Acquired - 2000          Sold - 2003
Skandy Corporation ("Skandy")                                                   Acquired - 1997          Dissolved - 2001
Noble Metal Forming, Inc. ("NMF")                                               Acquired - 1997          Sold - 2001
Noble Metal Processing - Midwest, Inc. (formerly H&H Steel Processing
Company, Inc.) ("NMPM")                                                         Acquired - 1998          Sold - 2001
Noble Construction Equipment, Inc. (formerly Construction Equipment
Direct, Inc.) ("NCE")                                                           Acquired - 2001          Sold - 2002

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         All significant intercompany balances and transactions have been eliminated in consolidation. All amounts related to discontinued operations in fiscal 2002 and 2003 have been reclassified in prior fiscal years' financial statements in order to conform to the current year presentation.

NATURE OF OPERATIONS

         Noble International Ltd., through its subsidiaries, is a full-service provider and industry leader of tailored laser welded blanks for the automotive industry. The principal markets for its products and services are the United States and Canada.

SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows below.

Revenue Recognition and Accounts Receivable

         Revenue is recognized when products are shipped and title transfers under standard commercial terms. Shipping costs associated with the delivery of products are classified as part of cost of sales in the statement of income. On a regular basis the Company evaluates the credit risk of customers and collection risk of outstanding accounts receivable. Based upon its analysis at December 31, 2003 the Company recorded an allowance for doubtful accounts of $0.1 million. In 2002, National Steel filed for Bankruptcy protection. As a result of this event, the Company recorded bad debt expense of approximately $1.2 million in 2002. In 2003, Rouge Industries and its subsidiary, Rouge Steel, filed for bankruptcy protection. As a result of this event, the Company recorded bad debt expense of $0.4 million in the fourth quarter of 2003.

Cash and Cash Equivalents

         All highly liquid investments with maturities of less than three months are considered to be cash equivalents.

Inventories

         Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Property, Plant, and Equipment

         Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight line method over the estimated useful lives of the assets, which range from 5 to 39 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Expenditures for maintenance and repairs are expensed as incurred. Leasehold improvements are amortized over the lives of the leases or estimated useful lives of the assets, whichever is less. When assets are sold or otherwise retired, the cost and accumulated depreciation are removed from the books and the resulting gain or loss is included in other income/(expense). The Company capitalizes interest costs associated with construction in progress. Capitalized interest costs in 2000, 2001 and 2003 were $0.4 million, $0.3 million and $0.5 million, respectively.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Covenants Not to Compete

         Goodwill is the excess of cost over the fair value of net assets acquired in business combinations and through December 31, 2001 was amortized over a 20-year period on the straight-line method. On January 1, 2002 the Company implemented SFAS 142. Under Statement of Financial Accounting Standards ("SFAS") No. 142 goodwill and other intangible assets are no longer amortized; instead, management will evaluate at least annually the carrying value of its businesses and determine if any impairment exists. As of December 31, 2002 and 2003 the Company's continuing operations had goodwill (net of accumulated amortization) of $11.5 million and $11.8 million, respectively. The change in goodwill during 2003 is a result of the acquisition of Prototube, which resulted in goodwill of approximately $0.3 million. Previously reported net income and earnings per share related to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (per share amounts are subject to rounding):

                   GOODWILL AND ADOPTION OF STATEMENT NO. 142

(in thousands, except per share amounts)                              2001        2002          2003
                                                                    --------    ---------      -------
Earnings from continuing operations before extraordinary items      $  5,955    $   4,061      $ 9,134
Add: Goodwill amortization, net of tax                                   466            -            -
                                                                    --------    ---------      -------
Adjusted earnings from continuing operations                        $  6,421    $   4,061      $ 9,134
                                                                    ========    =========      =======
Reported basic earnings per share from continuing operations        $   0.90    $    0.57      $  1.17
Add: Goodwill amortization, net of tax                                  0.07            -            -
                                                                    --------    ---------      -------
Adjusted basic earnings per share from continuing operations        $   0.97    $    0.57      $  1.17
                                                                    ========    =========      =======
Reported diluted earnings per share from continuing operations      $   0.86    $    0.57      $  1.09
Add: Goodwill amortization, net of tax                                  0.06            -            -
                                                                    --------    ---------      -------
Adjusted diluted earnings per share from continuing operations      $   0.92    $    0.57      $  1.09
                                                                    ========    =========      =======

         For fiscal year 2003, no goodwill or other intangible assets related to continuing operations were impaired or disposed. Refer to Note B for discussion regarding the impairment of goodwill as it relates to the Company's logistics and distribution operations which are included in discontinued operations for 2003 and prior years.

         Covenants not to compete attributable to continuing operations are amortized over the life of the agreement, typically three to five years. As of December 31, 2003 the Company has a balance of covenants not to compete of $0.2 million, net of accumulated amortization of $1.2 million. Annual amortization expense for fiscal years 2001, 2002 and 2003 was $0.2 million. The Company expects to fully amortize the existing covenants not to compete by fiscal 2004.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

         On January 1, 2002, the Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The new standard requires one model of accounting for long-lived assets to be disposed of and broadens the definition of discontinued operations. The adoption of this standard had no impact at January 1, 2002. The Company periodically evaluates the carrying value of its long-lived assets in accordance with SFAS 144, based on an evaluation of remaining useful lives and upon the estimated cash flows to be generated by these assets. The impairment review is generally triggered when such events as a significant industry downturn, product discontinuance, plant closures, product dispositions, technological obsolescence or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company evaluates the book value against the fair value of the assets.

         During the fourth quarter of 2003, the Company made the decision to exit the distribution business and after estimating the net proceeds from a sale of the business, recorded a goodwill impairment charge of $2.0 million.

         The Company made the decision to exit the logistics business segment in the fourth quarter of 2002. The Company began discussions with potential buyers and determined that the business was impaired. An impairment charge primarily related to goodwill of $19.9 million was recorded in December 2002. Refer to Note B for further discussion with respect to the disposition of the logistics and distribution segments.

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

         The Company accounts for its Stock Option and Stock Incentive Plans (the "Plans") under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized under the Plans. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, Accounting for Stock Based Compensation, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table for the years ended December 31, 2001, 2002 and 2003 (in thousands, except per share data):

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                              2001        2002       2003
                                                           ---------   ---------   ---------
Net earnings on common shares from continuing operations
         As reported                                       $   5,955   $   4,061   $   9,134
         Less: Total employee stock option expense
           under the fair value method, net of
           related tax effects                                   491         320         184
                                                           ---------   ---------   ---------
         Pro forma                                         $   5,464   $   3,741   $   8,950

Basic earnings per share from continuing operations
                        As reported                        $    0.90   $    0.57   $    1.17
                        Pro forma                          $    0.82   $    0.53   $    1.15

Diluted earnings per share from continuing operations
                        As reported                        $    0.86   $    0.57   $    1.09
                        Pro forma                          $    0.70   $    0.52   $    1.07

         SFAS 148 did not have any impact on the results of operations or financial position in 2002 or 2003.

         Fair values of options granted were determined using the Black-Scholes option pricing model based on the assumptions of 3.0%, 2.82% and 2.94% risk-free interest rate for 2001, 2002 and 2003; dividend yield of 4% for 2001 and 2002, and 1.7% for 2003; expected life of 5 years and expected volatility of 93.02%, 210.0% and 45% for 2001, 2002 and 2003, respectively. The weighted average fair value of options granted were $3.91, $6.80 and $3.77 during 2001, 2002 and 2003, respectively.

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

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

         The convertible subordinated Debentures equating to approximately 1.1 million shares were not included in the calculation of diluted earnings per share in 2002 as their inclusion would have been anti-dilutive.

         The following tables reconcile the numerator and denominator to calculate basic and diluted earnings (loss) on common shares before extraordinary items and discontinued operations for the years ended December 31, 2001, 2002 and 2003 (in thousands, except share and per share amounts). These figures differ from amounts previously reported due to the discontinuance and reclassification of certain operations. Refer to Note B.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


                                                           EARNINGS BEFORE
                                                         EXTRAORDINARY ITEM     SHARES       PER SHARE
                                                             (NUMERATOR)     (DENOMINATOR)    AMOUNT
                                                             -----------     -------------    ------
FISCAL YEAR 2001
 Basic earnings per common share:
   Earnings on common shares from continuing operations
      before extraordinary items                               $5,955         6,626,212       $  0.90
 Effect of dilutive securities:
   Contingently issuable shares                                     -            22,987         (0.01)
   Convertible debentures                                         762         1,125,590         (0.03)
   Stock options and warrants                                       -             1,662             -
                                                               ------         ---------       -------
 Earnings from continuing operations
     per common share assuming dilution                        $6,717         7,776,451       $  0.86
                                                               ======         =========       =======
FISCAL YEAR 2002
 Basic earnings per common share:

  Earnings on common shares from continuing operations
     before extraordinary items                                $4,061         6,995,153       $  0.58
 Effect of dilutive securities:
   Contingently issuable shares                                     -           137,245         (0.01)
   Convertible debentures                                           -                 -             -
   Stock options and warrants                                       -            26,584             -
                                                               ------         ---------       -------
 Earnings from continuing operations
     per common share assuming dilution                        $4,061         7,158,982       $  0.57
                                                               ======         =========       =======
FISCAL YEAR 2003
 Basic earnings per common share:

  Earnings on common shares from continuing operations
     before extraordinary items                                $9,134         7,779,472       $  1.17
 Effect of dilutive securities:
   Contingently issuable shares                                     -            26,296             -
   Convertible debentures                                         717         1,106,540         (0.06)
   Stock options and warrants                                       -           132,068         (0.02)
                                                               ------         ---------       -------
 Earnings from continuing operations
     per common share assuming dilution                        $9,851         9,044,376       $  1.09
                                                               ======         =========       =======

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

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

         SFAS No. 150. In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." FASB Statement No. 150 affects the accounting for mandatorily redeemable shares, options and forward purchase contracts that require the issuer to repurchase shares and certain obligations that can be settled in shares. FASB Statement No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of this statement did not have any material impact on the results of operations of financial position of the Company at December 31, 2003.

         FIN No. 46. In January 2003, FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 requires that the primary beneficiary of a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The adoption of this interpretation did not have any impact on our results of operations or financial position at December 31, 2003.

NOTE B - DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

HEAVY EQUIPMENT

         On December 31, 2002 the Company completed the sale of its heavy equipment segment ("NCE") for $14.0 million in cash to an entity in which the Company's Chairman and another officer have an interest. Due to the related party nature of the transaction, an independent committee of the board of directors was formed to evaluate, negotiate and complete the sale of this business. In addition, an independent fairness opinion related to the sale was obtained. The Company sold this segment in order to focus on its core automotive operations. The sale resulted in a pre-tax extraordinary gain of $0.3 million. Condensed financial information relating to the discontinued heavy equipment operations follows (in thousands). It should be noted that the Company purchased NCE on December 15, 2001 and fiscal year 2001 results of operations cover only the remaining two weeks of that year.

                                                         2001        2002
                                                         ----        ----
Results of operations:
        Net sales                                      $   2,180   $  42,548
        Gross profit                                         214       3,592
        Operating expenses                                    92       4,763
        Operating income (loss)                              122      (1,172)
        Interest expense, net                                  -         478
        Net income (loss)                                     71      (1,588)

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

NOTE B - DISCONTINUED OPERATIONS  AND ASSETS HELD FOR SALE (CONTINUED)

LOGISTICS

         During the fourth quarter of 2002 the Company made the strategic decision to focus on its core automotive business and exit its logistics segment. The Company completed the sale of this operation in March 2003. Refer to Note K. As a result of the decision the Company was required to value the business at its fair value based on an anticipated sales price in accordance with SFAS 144. To this end the Company incurred an impairment charge of $19.9 million in the fourth quarter of 2002 primarily related to goodwill. Condensed financial information relating to the discontinued logistics operations and net assets of discontinued operations held for sale follows (in thousands):

                                                               2001        2002        2003
                                                               ----        ----        ----
Results of operations:
     Net sales                                              $ 60,938    $ 65,795    $ 14,800
     Gross profit                                             12,699      12,530       2,401
     Operating expenses                                       12,774      15,095       3,975
     Asset impairment charge                                       -      19,911           -
     Operating (loss)                                            (75)    (22,476)     (1,574)
     Interest expense, net                                     2,308       1,851         409
     Net (loss)                                               (2,202)    (16,308)     (1,355)

                                                                          2002
                                                                          ----
Net assets of discontinued operations held for sale:
     Current assets                                                    $  5,668
     Property, plant and equipment, net                                     234
     Other assets                                                         6,112
                                                                       --------
         Total assets                                                  $ 12,014
                                                                       ========
     Current maturities of long term debt                              $      3
     Other current liabilities                                            2,516
     Other liabilities                                                      165
                                                                       --------
         Total liabilities                                                2,684
                                                                       --------
     Net assets of discontinued operations held for sale               $  9,330
                                                                       ========


DISTRIBUTION

         During the fourth quarter of 2003, the Company made the decision to exit the distribution business. The sale of the distribution business was completed on January 28, 2004 for approximately $5.5 million in cash to an entity in which the Company's Chairman and another officer have an interest. Due to the related party nature of the transaction, an independent committee of the board of directors was formed to evaluate, negotiate, and complete the sale of this business. In addition, an independent fairness opinion related to the sale was obtained. In the fourth quarter of 2002, the Company made the strategic decision to focus on its core automotive business and as a result classified the distribution business in discontinued operations for fiscal years 2003 and prior. In accordance with SFAS 144, the Company valued the business based upon the estimated net proceeds from the anticipated sale. As a result, an impairment charge of approximately $2.0 million was recorded. Condensed financial information relating to the discontinued distribution business and net assets of discontinued operations held for sale follows (in thousands):

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

NOTE B - DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (CONTINUED)

                                                          2001         2002      2003
                                                          ----         ----      ----
Results of operations:
  Net sales                                             $ 4,341      $ 4,428    $ 4,678
  Gross profit                                            2,681        2,473      2,283
  Operating expenses                                      2,079        1,621      1,853
  Asset impairment charge                                     -            -      1,978
  Operating income (loss)                                   602          852     (1,548)
  Interest expense, net                                     120           92        271
  Net income (loss)                                         244          490     (1,867)

                                                                       2002       2003
                                                                       ----       ----
Net assets of discontinued operations held for sale:
  Current assets                                                     $ 2,804    $ 2,241
  Property, plant and equipment, net                                     736        739
  Other assets                                                         4,697      2,729
                                                                     -------    -------
     Total assets                                                    $ 8,237    $ 5,709
                                                                     =======    =======
  Current liabilities                                                $   213    $   325
  Other liabilities                                                      331        450
                                                                     -------    -------
     Total liabilities                                                   544        775
                                                                     -------    -------
  Net assets of discontinued operations held for sale                $ 7,693    $ 4,934
                                                                     =======    =======

         During fiscal year 2002 and 2003, the Company decided to sell certain real estate assets. As a result, the real estate was reclassified as "Assets Held for Sale" on the consolidated balance sheet. As of December 31, 2002 and December 31, 2003 the real estate held for sale had a book value, net of accumulated depreciation, of $1.1 million and $4.3 million, respectively. The Company was required to value this property at the anticipated sales price less costs to dispose. The Company determined that the current market conditions valued these properties at an amount lower than the current carrying value. Therefore, the Company recorded a $0.9 million impairment charge in the fourth quarter of 2002.

NOTE C - INVENTORIES

         The major components of inventories were as follows (in thousands):

                                                   Fiscal Year
                                                 2002        2003
                                               -------     -------
Raw materials                                  $ 3,553     $ 5,242
Work in process                                  2,346       5,067
Finished goods                                   1,220       4,234
                                               -------     -------
   Total Inventory                             $ 7,119     $14,543
                                               =======     =======

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

NOTE D - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following (in thousands):



                                                          2002         2003
                                                        ---------    ---------
Buildings and improvements                              $   4,670    $     813
Machinery and equipment                                    50,640       65,679
Furniture and fixtures                                        265        1,674
                                                        ---------    ---------
   Total, at cost                                          55,575       68,166
Less accumulated depreciation and amortization             17,604       22,939
                                                        ---------    ---------
   Total, net                                              37,971       45,227
Land                                                          218            -
Construction in process                                     8,837        1,892
                                                        ---------    ---------
   Total net property, plant and equipment              $  47,026    $  47,119
                                                        =========    =========

NOTE E - OTHER ASSETS

         Other assets consisted of the following (in thousands):



                                                          2002         2003
                                                        -------      -------
Notes receivable - long term - NLS sale                 $     -      $ 3,333
Redeemable Preferred stock - SET Enterprises, Inc.        7,600            -
Series A 8% Preferred stock - SET Enterprises, Inc.           -        7,600
Common stock - SET Enterprises, Inc.                          -          300
Notes Receivable - other                                    206            -
Deferred financing costs - net                            1,350        1,129
Other                                                       860          528
                                                        -------      -------
  Total                                                 $10,016      $12,890
                                                        =======      =======

         On April 1, 2002, the Company converted its $7.6 million note receivable in connection with the sale of certain of the Company's operations (Refer to Note K), including interest, from SET Enterprises, Inc. ("SET") into redeemable preferred stock of SET. The preferred stock is non-voting and is redeemable at the Company's option in 2007. The Company agreed to convert the subordinated promissory note to redeemable preferred stock in order to assist SET in obtaining capital without appreciably decreasing the Company's repayment rights or jeopardize SET's minority status. Management believes that continued support of SET furthers the joint strategic objectives of the two companies.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

NOTE E - OTHER ASSETS (CONTINUED)

         On August 1, 2003 SET completed its acquisition of Michigan Steel Processing, Inc. ("MSP"), a subsidiary of Sumitomo Corporation of America ("SCOA"). As part of the transaction, SCOA contributed 100% of the common stock of MSP in exchange for 45% of the common stock of SET. In addition, the Company reduced its guarantee of SET's senior debt from $10.0 million to $3.0 million for a period of one year, after which the guarantee may be eliminated. The Company exchanged its $7.6 million non-convertible, non-voting redeemable preferred stock investment in SET for $7.6 million in Series A non-convertible, non-voting preferred stock which provides an 8% annual dividend. The Series A preferred stock is non-redeemable by the Company. The Series A preferred stock is redeemable by SET at its option. In connection with the transaction, the Company was issued 4% of the outstanding common stock of SET. The excess of the estimated fair values of the preferred and common stock received over the carrying value of the redeemable preferred stock has been recorded on the Company's books as a component of other income in the statement of operations for approximately $0.3 million.

         On March 21, 2003 the Company completed the sale of its logistics group (NLS-TX, formerly DSI; NLS-CA, formerly ATD, CTD) for approximately $11.1 million in cash and notes as well as the assumption of substantially all payables and liabilities. The transaction included cash of $2.0 million at closing, two short-term notes totaling approximately $5.1 million, a $1.5 million three-year amortizing note and a $2.5 million five-year amortizing note. The interest rate on the three-year and five-year notes is 4.5%. On August 14, 2003 the Company and the buyer amended the repayment terms of the remaining balance on the short-term notes. The amended terms provide for repayment of the short-term notes by July 31, 2004 and for payment of interest on the outstanding balance at an annual rate of 7%. As of December 31, 2003 the balance on the short term notes was approximately $1.8 million and the balance on the long term notes was $3.3 million.

NOTE F - LINE OF CREDIT AND LONG-TERM DEBT

         The Company maintains a secured Credit Facility with a syndicate of banks led by Comerica Bank N.A. The amount of the facility was $53.9 million on December 31, 2003, and has an expiration date of July 2006. As of December 31, 2003 the Credit Facility had a balance of $40.0 million. The Credit Facility consisted of two loans. The first is a $25.0 million revolving loan with no borrowing base formula. Availability under the revolving loan at December 31, 2003 was $13.9 million. The second loan is a term loan of $28.9 million. The Company made quarterly principal payments of $1.1 million on the term loan. The Credit Facility is secured by assets of the Company and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for multi-currency loans. Borrowing options include a Eurocurrency rate, or a base rate. Advances under the facility bore interest at an effective average rate of approximately 4.0% and 4.4% as of December 31, 2002 and 2003, respectively. Costs of originating the Credit Facility of $1.3 million are being amortized over three years. The unamortized balance of origination costs is $0.9 million at December 31, 2003 and is included in other assets. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $15 million.

         The Company has, from time to time, been in violation of certain of its financial debt ratio covenants and covenants relating to the issuance of preferred stock and the payment of preferred and

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

NOTE F - LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)

common stock dividends, requiring it to obtain waivers of default from its lenders. At December 31, 2003 the Company is in compliance with all of its financial debt covenants under the Credit Facility.

         In January 2004, the Company amended its credit facility to increase the facility to $74.0 million. The revolving loan was increased to $35.0 million with no borrowing base formula and the term loan was increased to $39.0 million. The Company makes quarterly payments of principal under the term loan of $1.4 million. The amendment and increase in the credit facility was primarily to facilitate the acquisition of LWI. LWI was purchased for $14.0 million in cash and the assumption of $0.7 million in subordinated notes payable (refer to Note
K). Subsequent to the acquisition of LWI, the Company completed the sale of its distribution business for approximately $5.5 million in cash and received approximately $6.1 million in a tax refund, both of which were applied to reduce borrowings under the credit facility

         The Company guarantees $3.0 million of SET's senior debt in connection with its sale of NMF and NMPM to SET (refer to Note K). The Company would be required to perform under the guarantee if SET was unable to repay or renegotiate its credit facility. The Company expects the guarantee to be eliminated upon the maturity of SET's credit facility in August 2004, provided SET is in compliance with the terms of its credit facility. As of December 31, 2003, the Company had not been notified by SET or SET's lender of any default that would require performance under the guarantee. The maximum amount the Company would be required to pay is $3.0 million. The Company does not currently carry a liability for this guarantee. The guarantee is unsecured and the Company would be entitled to the proceeds from any liquidation after the senior debt lender had been paid in full.

         On July 31, 1998 and concluding August 10, 1998 the Company closed a private offering of 6% Convertible Subordinated Debentures (the "Debentures") for gross proceeds of $20.76 million. The proceeds were used to reduce the amount of outstanding advances under the Credit Facility. The Debentures mature on July 31, 2005 and interest is payable on January 31 and July 31 of each year; provided, however, that for the first three years, in lieu of cash interest, additional Debentures were issued. During the years ended December 31, 2000, and 2001 the Company issued $1.1 million and $1.0 million, respectively, in additional Debentures as payment of interest. The Debentures are unsecured obligations of the Company which may be redeemed by the Company during the twelve months beginning July 31, 2002 at 102.5% of the principal amount (plus accrued interest) and at 101.5% and 100.5% during each 12 month period following. Commencing November 30, 1998, the Debentures became convertible into Common Stock at $14.3125 per share (subject to adjustment). Beginning
January 31, 2004 and on each July 31 and January 31 thereafter, the Company is required to redeem for cash 25% of the outstanding principal amount of the Debentures through the maturity date. During 2001, the Company redeemed $1.1 million of Debentures for $0.35 million in cash and 50,000 shares of the Company's Common Stock. Offering costs of $1.114 million on the original issuance are being amortized over seven years. The unamortized balance of offering costs is $0.2 million at December 31, 2003 and is included in other assets. During 2003, the holders of approximately $3.5 million in subordinated Debentures exercised their option to convert their subordinated Debentures into the Company's common stock. The balance of subordinated Debentures outstanding at December 31, 2003 was $12.5 million. Subsequent to December 31, 2003 holders of an additional approximately $9.5 million in subordinated Debentures exercised their option to convert their subordinated Debentures into the Company's common stock. On February 2, 2004 the Company made a mandatory retirement payment pursuant to the terms of the subordinated debenture of $0.8 million. The balance of

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

NOTE F - LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)

subordinated Debentures outstanding after the conversions and the mandatory retirement payment was approximately $2.2 million.

         On December 16, 1998 and concluding December 22, 1998 the Company closed a private offering of Junior Subordinated Notes (the "Junior Notes"), together with 105,000 warrants to purchase shares of Common Stock of the Company at an exercise price of $10.00 per share expiring on the maturity date, for gross proceeds of $3.5 million with $.141 million, or $1.34 per share, attributable to the warrants. The proceeds were used to reduce the Credit Facility. The Junior Notes have not been registered under the Securities Act of 1933 and were sold to qualified investors as part of a private offering pursuant to Regulation D of a maximum of $10 million in principal amount of Junior Notes. The Junior Notes were unsecured obligations of the Company which matured on December 16, 2003 and were redeemed in full. The Company has no warrants outstanding as of December 31, 2003.

         On March 26 2004, the Company issued $40 million in 4% unsecured convertible subordinated notes (the "Note") in a private placement. The Note has a three year term, maturing on March 31, 2007 and may be extended another three years at the holder's option. The Note is convertible at the holder's option at anytime prior to maturity into shares of the Company's common stock at $32 per share (subject to adjustment pursuant to the terms of the Note). The interest rate on the Note is 4% and is fixed for the entire term. Proceeds from the Note are being used to reduce the Company's current bank borrowings, including paying off the term loan balance and reducing amounts outstanding under the $35 million revolving credit facility, which remains in place.

         Long-term debt consisted of the following (in thousands):

                                                                        2002       2003
                                                                     ----------  ---------
Credit Facility                                                      $   37,360  $  40,008

Economic Development Revenue Bonds, City of Lawrence, Indiana:
floating monthly interest rate (approximately 1.8% in 2003)
Principal payments of $125,000 and interest are due
in semi-annual installments through August 2005.                            750        500

6% Convertible Subordinated Debentures due in 2005                       16,037     12,491

7% Junior Subordinated Debentures due in 2003                             3,468          -
                                                                     ----------  ---------
                                                                         57,615     52,999
Less current maturities                                                   8,386      9,999
                                                                     ----------  ---------
                                                                     $   49,229  $  43,000
                                                                     ==========  =========

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

NOTE F - LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)

         The aggregate maturities of long-term debt by year as of December 31, 2003 are as follows (in thousands):


  2004                 $  9,999
  2005                   11,560
  2006                   31,440
                       --------
                       $ 52,999
                       ========

NOTE G - COMMITMENTS AND CONTINGENCIES

         The Company leases buildings and equipment under operating leases with unexpired terms ranging from a month-to-month basis to thirteen years. Rent expense for all operating leases related to continuing operations were (in thousands) approximately $1,406, $3,508 and $3,733 for the years ended December 31, 2001, 2002 and 2003, respectively. Refer to Note I for the lease with a related party.

         The future minimum lease payments under these operating leases are as follows (in thousands):



2004                           $  3,843
2005                              3,569
2006                              3,126
2007                              2,880
2008                              2,865
Thereafter                       22,381
                               --------
                               $ 38,664
                               ========

         The Company expects to receive minimum rent payments of approximately $1.2 million per year for the period 2004 through 2012 related to the sublease of a portion of one of the Company's manufacturing facilities to SET.

         In the fourth quarter of 2002 the Company recorded a $1.1 million charge related to litigation. The Company recorded a charge as a result of tax-related litigation related to the Company's acquisition of its automotive operations in 1997. Through arbitration, the seller was awarded approximately $1.1 million. The Company filed an appeal and during 2003 reached an agreement to settle the litigation, which resulted in recovery of $0.1 million.

         The Company is not a party to any legal proceedings other than routine litigation incidental to its business, none of which would have a material adverse impact on the Company's financial position or results from operations.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

NOTE H - INCOME TAXES

         The components of earnings from continuing operations before income taxes and extraordinary items for fiscal years 2001, 2002 and 2003 are as follows (in thousands):


                                               2001      2002        2003
                                             -------    -------    -------
United States                                $ 7,019    $ 1,910    $ 11,629
  Foreign                                      1,661      3,827       2,178
                                             -------    -------    --------
                                             $ 8,680    $ 5,737    $ 13,807
                                             =======    =======    ========

         Income taxes have been charged to continuing operations as follows (in thousands):


                                               2001      2002        2003
                                             -------    -------    -------
Current
    Federal                                  $  948     $ 1,846    $(3,765)
    State and local                              31        (157)        24
                                             ------     -------    -------
                                                979       1,689     (3,741)
    Deferred federal                          1,719         (23)     8,414
                                             ------     -------    -------
                                             $2,698     $ 1,666    $ 4,673
                                             ======   =======    =======

         A reconciliation of the actual federal income tax expense to the expected amounts computed by applying the statutory tax rate to earnings from continuing operations before income taxes and extraordinary items is as follows (in thousands):

                                               2001      2002        2003
                                             -------    -------    -------
Expected federal income tax                  $ 2,951    $ 1,951    $ 4,694
Gain(loss) on sale of subsidiaries             1,054       (168)         -
Difference in foreign & US statutory rates    (1,090)        85         98
Nondeductible items                               53         68         64
General business credit                            -       (200)      (238)
State taxes                                      (23)      (104)         -
Other, net                                      (247)        34         55
                                             -------    -------    -------
      Actual income tax expense              $ 2,698    $ 1,666    $ 4,673
                                             =======    =======    =======

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

NOTE H - INCOME TAXES (CONTINUED)

         The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 2002 and 2003 are as follows (in thousands):

                                                                     2002                            2003
                                                         -------------------------------------------------------------
                                                         Deferred         Deferred        Deferred          Deferred
                                                          Assets         Liabilities       Assets          Liabilities
                                                         --------        -----------      --------         -----------
Tax credit carryforwards                                 $  2,435         $       -       $  1,244         $        -
Depreciation & amortization                                     -             3,652              -              4,615
Accrued expenses                                                -               100              -                 43
Investment basis difference                                 6,317                 -            673                  -
                                                         --------         ---------       --------         ----------
                                                            8,752             3,752          1,917              4,658
Less: Valuation allowance                                    (500)                -         (1,173)                 -
                                                         --------         ---------       --------         ----------
Total                                                    $  8,252         $   3,752       $    744         $    4,658
                                                         ========         =========       ========         ==========

         Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

         At December 31, 2002 and 2003, the Company reported $2.2 million and $1.0 million, respectively, of deferred tax assets attributable to foreign tax credit carry forwards. The foreign tax credit carry forwards at December 31, 2003 can be utilized over a five-year period, but if unused during that period they will expire in varying amounts in the years 2007 to 2009. Realization of the foreign tax credit carry forwards is dependent upon generating sufficient foreign income and United States tax liability during the 5-year carry forward period. Management believes that there is sufficient risk that some of these foreign tax credit carry forwards may expire unused and, accordingly, there is an offsetting valuation allowance as of December 31, 2002 and 2003 of $0.5 million. During 2003, management recorded a $2.0 million goodwill impairment charge that is related to the Company's distribution business. The goodwill impairment charge has been reflected in discontinued operations. The tax loss attributable to the impairment charge was realized during the first quarter of 2004 when the distribution business was sold. The resulting tax loss attributable to the stock sale will result in a capital loss carryforward, which management does not expect to utilize during the statutory 5-year carryforward period. Therefore, the Company has recorded the deferred tax asset of $0.7 million and an offsetting valuation allowance in the same amount. Although not assured, management expects the Company to earn sufficient future income in order to realize the deferred tax assets net of the valuation allowance, which are recorded at December 31, 2003.

         At December 31, 2003, the Company recorded net refundable income taxes of approximately $5.9 million which relate primarily to discontinued operations. In February 2004, the Company received the tax refund payment.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

NOTE I - RELATED PARTY TRANSACTIONS

         On February 15, 2001, the Company repurchased 160,000 shares of its Common Stock from its Chairman for $880,000 in cash.

         On April 22, 2002, the Company completed a sale and leaseback transaction of its Shelbyville, KY facility to the Company's Chairman. The sale price was $6.2 million which was equal to the book value of the property. The proceeds of the transaction were used to reduce the Company's debt under its current credit facility. The lease has a term of five years and provides for monthly rent of $0.07 million. The sale price and rent amount were determined by the estimated fair value of the property and estimated prevailing lease rates for similar properties. Although the Company did not obtain an independent valuation of the property or the terms of the transaction, it believes the terms of the sale and leaseback were at least as favorable to Noble as terms that could have been obtained from an unaffiliated third party. Rent expense for 2002 and 2003 was approximately $0.6 million and $0.8 million, respectively.

         On December 31, 2002 the Company completed the sale of NCE for $14.0 million in cash to an entity in which the Company's Chairman and another officer have an interest. Due to the related party nature of the transaction, an independent committee of the board of directors was formed to evaluate, negotiate and complete the sale of this operation. In addition, an independent opinion regarding the fairness of the transaction was obtained.

         On January 28, 2004 the Company completed the sale of its distribution business (Monroe, Peco, PMP, PMD) for $5.5 million in cash to an entity in which the Company's Chairman and another officer have an interest. Due to the related party nature of the transaction, an independent committee of the board of directors was formed to evaluate, negotiate and complete the sale of this business. In addition, an independent opinion regarding the fairness of the transaction was obtained.

NOTE J - SIGNIFICANT CUSTOMERS

         For the year ended December 31, 2003 three customers accounted for 37%, 18%, and 17%, respectively, of net sales from continuing operations. For the year ended December 31, 2002 two customers accounted for 41% and 25%, respectively, of net sales from continuing operations. For the year ended December 31, 2001 one customer accounted for 19% of net sales from continuing operations.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

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

         In the fourth quarter of 2002, the Company made the strategic decision to exit the logistics business segment in order to focus on its core automotive operations and has classified the operation as discontinued. This decision required the evaluation of this business under SFAS 144. Under the guidelines, this operation must be valued at the fair market value. To this end, the Company recorded an impairment charge of $15.0 million in the fourth quarter of 2002, primarily related to goodwill (refer to Note B).

Assured Transportation & Delivery, Inc. and Central Transportation & Delivery, Inc.

         The Company purchased all of the outstanding stock of ATD and CTD on September 6, 2000 for $8.9 million less assumed liabilities. In fiscal 2002, the Company made the strategic decision to exit the logistics business segment and has classified the operation as discontinued. This decision required the evaluation of this business under SFAS 144. Under the guidelines, this operation must be valued at the fair market value. To this end the Company recorded an impairment charge of $4.9 million in the fourth quarter of 2002, primarily related to goodwill (refer to Note B).

Completion of the sale of the logistics business

         On March 21, 2003 the Company completed the sale of its logistics group (NLS-TX, formerly DSI; NLS-CA, formerly ATD, CTD) for approximately $11.1 million in cash and notes as well as the assumption of substantially all payables and liabilities. The transaction included cash of $2.0 million at closing, short term notes for approximately $5.1 million, a $1.5 million three-year amortizing note and a $2.5 million five-year amortizing note. The interest rate on the three-year and five-year notes is 4.5%. On August 14, 2003 the Company and the buyer amended the repayment terms of the remaining balance on the short-term notes. The amended terms provide for repayment of the short-term notes by July 31, 2004 and for payment of interest on the outstanding balance at an annual rate of 7%. As of December 31, 2003 the balance on the short term notes was approximately $1.8 million and the balance on the long term notes was $3.3 million.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

NOTE K - ACQUISITIONS AND DISPOSITIONS (CONTINUED)

Noble Metal Forming, Inc., Noble Metal Processing - Midwest, Inc. and SET Enterprises, Inc.

         On February 16, 2001, the Company acquired a 49% interest in SET for $3.0 million (the "SET Acquisition"). SET is a Qualified Minority Business Enterprise, providing metal processing services to original equipment manufacturers ("OEMs"). Contemporaneously with the SET Acquisition, the Company, through its wholly owned subsidiary Noble Manufacturing Group, Inc. ("NMG") formerly known as Noble Technologies, Inc. sold all of the capital stock of NMPM and NMF to SET for $27.2 million (the "SET Sale"). On February 16, 2001, the Company received a note for $27.2 million due June 14, 2001. On June 28, 2001, SET completed bank financing of its purchase of NMF and NMPM and repaid the $27.2 million note to the Company with $24.7 million in cash and a $4.0 million, 12% subordinated note due in 2003. In addition, the Company is guarantor of $10.0 million of SET's senior debt. During the quarter ended September 30, 2001, SET repurchased the Company's 49% interest for $3.0 million. The Company received a $3.0 million, 12% subordinated note due in 2003 which was later converted into preferred stock of SET (refer to Note E).

Construction Equipment Direct, Inc.

         The Company purchased 81% of the outstanding capital stock of NCE on December 18, 2001 for $0.35 million in cash and stock valued at $0.35 million along with a call option to purchase the remaining capital stock of NCE. The stock was valued based on the closing price of the Company's Common Stock on December 12, 2001. On December 19, 2001, NCE purchased certain assets and assumed certain liabilities of Eagle-Picher Industries, Inc.'s construction equipment division for $6.1 million in cash plus certain post-closing working capital adjustments to be determined within 180 days of the purchase. The Company completed these transactions as a vehicle to leverage its manufacturing capabilities. In addition, as part of the transaction, the Company has agreed to purchase approximately $2.3 million of inventory used in the production of NCE's products from Eagle-Picher Industries, Inc. On December 21, 2001 the Company exercised its call option and acquired the remaining capital stock of NCE. In connection with the purchase, the Company recognized an after-tax extraordinary gain of $1.6 million. This gain was the result of the implementation of SFAS 141, which requires the excess of the fair value of acquired net assets over the cost associated with an acquisition to be recognized as an extraordinary gain in the period in which the transaction occurs. In fiscal 2002 the Company closed the allocation period and recorded an after-tax extraordinary gain of $0.315 million.

         On December 31, 2002, the Company sold its heavy equipment segment for $14.0 million in cash. The Company completed the transaction with an entity in which the Company's Chairman and another officer have an interest. Due to the related party nature of the transaction, an independent committee of the board of directors was formed to evaluate, negotiate and complete the sale of this operation. In addition, an independent fairness opinion regarding the transaction was obtained. The transaction resulted in a gain of $0.174 million, net of tax (refer to Notes B and I).

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

NOTE K - ACQUISITIONS AND DISPOSITIONS (CONTINUED)

Prototube, LLC

         On October 17, 2003, the Company acquired substantially all of the assets of Prototube, LLC ("Prototube") from Weil Engineering GmbH ("Weil") and Global Business Support, LLC ("GBS") for $0.1 million in cash plus the assumption of $1.2 million in liabilities. Prototube manufactures a variety of products with applications in the aerospace, automotive, housing, oil and other industries. Its products are roll formed or stamped from flat steel or a laser welded blank, then, utilizing a patent pending technology, they are formed into a tube and laser welded. Prototube's production process allows parts to be produced in several different shapes including round, rectangular and oval from various types and thicknesses of steel, as well as aluminum. In addition to multiple thicknesses of metal, Prototube can create multi-diameter products and join curved surfaces together by adjusting the output power of the laser. The Prototube acquisition was accounted for as a purchase, and accordingly, the results of operations of Prototube from October 17, 2003 forward are included in the accompanying financial statements and the assets and liabilities were recorded at their estimated fair value.

Prototech Laser Welding, Inc. ("LWI")

         On January 21, 2004, the Company completed the acquisition of LWI for approximately $14.0 million in cash, the assumption of approximately $0.7 million in subordinated debt, and up to an additional $1.0 million payable if certain new business is awarded to Noble within the next twelve months. LWI, based in Clinton Township, Michigan, is a supplier of laser-welded blanks to General Motors Corporation and is a leader in curvilinear welding. The Company believes that curvilinear laser welding will become an increasingly important technology, providing substantial growth opportunities.

Sale of distribution business

         On January 28, 2004 the Company completed the sale of its distribution business (Monroe, Peco, PMP, PMD) to a private equity fund for $5.5 million in cash. The Company's Chairman and another officer have an interest in the private equity fund. Due to the related party nature of the transaction, an independent committee of the board of directors was formed to evaluate, negotiate and complete the sale of this operation. In addition, an independent opinion regarding the fairness of the transaction was obtained.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

NOTE L - REDEEMABLE PREFERRED STOCK

         On April 1, 1997, the Company authorized 150,000 shares of its Series A, 10% cumulative Preferred Stock. During 1998, the Company issued 7,375 shares of its Series A, 10% cumulative Preferred Stock pursuant to the conversion of an equivalent number of NMF preferred shares. The Preferred Stock is redeemable at the option of the holder at par value plus accrued dividends. The redeemable preferred stock was redeemed in full in 2002.

NOTE M - STOCKHOLDERS' EQUITY

         In connection with the private offering of Junior Notes, (refer to Note
F), the Company issued 105,000 warrants to purchase shares of Common Stock of the Company at an exercise price of $10.00 per share or a cashless exercise pursuant to a formula stipulated which is based on the increase in the market price of the Company's Common Stock beyond $10.00 per share. The warrants are valued at $1.34 per share for an aggregate of approximately $141,000. The warrants were exercisable until expiration on December 16, 2003. During 2003, 15,000 warrants were exercised which resulted in the issuance of 3,048 shares of common stock. The remaining warrants expired and at December 31, 2003, there are no further warrants outstanding.

         During 1999 the Company issued 152,200 warrants to purchase shares of Common Stock for the Company at exercise prices from $7.86 to $10.00 per share or a cashless exercise pursuant to a formula stipulated which is based on the increase in the market price of the Company's Common Stock beyond the exercise price per share. At December 31, 2002 there were 15,000 warrants outstanding with an expiration date of January 4, 2003. As of December 31, 2003, there were no warrants outstanding.

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

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

NOTE M - STOCKHOLDERS' EQUITY (CONTINUED)

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

         Refer to Note F for the partial conversion of subordinated debentures into common stock of the Company

NOTE N -- GEOGRAPHIC INFORMATION

         The Company classifies continuing operations into one industry segment. This segment is the automotive industry. The tables below identify the breakdown of the Company's revenues by country (which are classified based upon country of production) and long-lived assets by country, which consist primarily of fixed assets (in thousands).

NET SALES

                         2001           2002         2003
                       --------      --------      --------
United States          $ 55,222      $ 90,613      $149,544
Canada                   15,547        30,187        34,215
                       --------      --------      --------
                       $ 70,769      $120,800      $183,759
                       ========      ========      ========

LONG-LIVED ASSETS

                         2001          2002          2003
                       --------      --------      --------
United States          $ 54,183      $ 56,613      $ 55,225
Canada                    1,445         2,261         3,916
                       --------      --------      --------
                       $ 55,628      $ 58,874      $ 59,141
                       ========      ========      ========

NOTE O - EMPLOYEE BENEFIT PLANS

         The Company has a deferred compensation plan for substantially all employees of the Company. Company contributions are voluntary and are established as a percentage of each participant's salary. Company contributions to the deferred compensation plan were (in thousands) $320, $356 and $146 in 2001, 2002 and 2003, respectively.

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

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

NOTE O - EMPLOYEE BENEFITS PLANS (CONTINUED)

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

         The Stock Incentive Plan is administered by the Board of Directors, which has the authority to, subject to certain limitations, make grants and modify the Stock Incentive Plan. Currently, the Stock Incentive Plan allows for the issuance of up to 400,000 shares of the Company's Common Stock. In connection with the plan, 16,041 shares of common stock were issued in 2002. These shares have a two-year trading and vesting restriction. In 2002 the Company recorded approximately $62,000 in compensation expense. In 2003, 17,688 shares of common stock were issued and the Company recorded $96,000 in compensation expense.

         In 2002, the Company's Board of Directors adopted the 2002 stock appreciation rights plan ("SAR Plan"). The SAR Plan provided for the issuance of 250,000 stock appreciation rights ("SAR's") to certain employees. Under the SAR Plan the SAR's vest over a three year period. The SAR Plan stipulates that employees will be issued common stock in the Company equal to the appreciation of the Company's common stock over $11.34 per share at the date of exercise. At December 31, 2002 250,000 SAR's were outstanding. No compensation expense was recorded in 2002. In 2003, all outstanding SAR's were cancelled. No compensation expense was recorded in 2003.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

NOTE O - EMPLOYEE BENEFIT PLANS (CONTINUED)

         A summary of the status of the Stock Option Plan as of December 31, 2003, and the changes during the years ended 2001, 2002 and 2003 is presented below:

                                                           WEIGHTED AVERAGE
                                                 SHARES     EXERCISE PRICE
                                                --------   ----------------
Outstanding 12/31/00 (152,250 exercisable)       571,500       $   7.61
Granted                                           60,500       $   6.45
Exercised                                              -              -
Forfeited                                        (94,500)      $   8.83
                                                --------
Outstanding 12/31/01 (250,500 exercisable)       537,500       $   7.27
Granted                                           11,000       $   9.83
Exercised                                       (103,900)      $   6.57
Forfeited                                         (9,500)      $   6.14
                                                --------
Outstanding 12/31/02 (281,750 exercisable)       435,100       $   7.81
Granted                                          160,832       $   8.38
Exercised                                       (125,000)      $   6.49
Forfeited                                        (14,600)      $   7.12
                                                --------
OUTSTANDING 12/31/03 (306,050 exercisable)       456,332       $   8.14

         Options outstanding at December 31, 2003 have a weighted-average contractual life of 2.4 years. The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2003.

Range of Exercise           Outstanding         Weighted Average    Number of Stock        Weighted Average
     Prices                Stock Options         Exercise Price   Options Exercisable       Exercise Price
-----------------          -------------        ----------------  -------------------      ----------------
$4.78 - $5.39                  22,500               $    5.19             13,500               $    5.05
$6.00 - $6.64                 173,250                    6.26            123,300                    6.26
$7.35 - $11.00                190,582                    8.46             99,250                    8.11
$12.63 - $13.55                70,000                   12.89             70,000                   12.89
                              -------               ---------            -------               ---------
Total                         456,332               $    8.14            306,050               $    8.32
                              =======               =========            =======               =========

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003


NOTE P - RESTRUCTURING CHARGE

         During 2001, the Company revised its estimate of the carrying cost and market value related to certain real estate held for sale. Accordingly, the Company reduced its restructuring reserve by $0.7 million related to the 2000 restructuring. At December 31, 2001, $1.5 million remained in the restructuring reserve and related mainly to lease obligations on vacated property, repairs to vacated property and real estate that was being marketed for sale.

         During 2002, the Company closed out the reserve and as of December 31, 2002 the balance was zero. The reductions of the restructuring reserve included
(a) $0.75 million for lease costs incurred on vacated property and losses incurred in connection with the sale of certain real estate; (b) $0.4 million related to repair of vacated facilities and $0.1 million related to final rent obligation of vacated facilities; (c) $0.25 million reduction in the carrying value of real estate facility marketed for sale.

         The Company adopted SFAS 146 on January 1, 2003. SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, requires a company to record a liability for costs associated with an exit activity, at fair value, only when a liability is incurred. Accordingly, the Company recorded as an expense in selling, general and administrative and in accrued liabilities a pre-tax restructuring charge of $0.65 million in March 2003 related to organizational changes and headcount reductions. As of December 31, 2003 payments related to the reserve totaled $0.43 million; an adjustment to the accrual was made in the amount of $0.09 million; and as of December 31, 2003 the outstanding balance of the restructuring reserve was $0.13 million. The Company expects to complete payments related to the reserve by May 31, 2004.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2001, 2002 AND 2003

NOTE Q

UNAUDITED QUARTERLY RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER
SHARE DATA)

FISCAL 2003, QUARTER ENDED                      DECEMBER 31        SEPTEMBER 30         JUNE 30           MARCH 31
                                               ------------        ------------       ----------         ----------
Net Sales                                      $     56,056         $   48,041        $   40,037         $   39,625
Cost of sales                                        48,463             41,358            33,478             33,610
Gross profit                                          7,593              6,683             6,559              6,015
                                               ------------         ----------        ----------         ----------
Earnings on common shares from continuing
  operations before extraordinary items        $      2,072         $    2,715        $    2,428         $    1,919
                                               ============         ==========        ==========         ==========

Basic earnings (loss) per common share
  Continuing operations                        $       0.26         $     0.35        $     0.31         $     0.25
  Discontinued operations                             (0.29)              0.01             (0.04)             (0.18)
                                               ------------         ----------        ----------         ----------
                                               $      (0.03)        $     0.36        $     0.27         $     0.07
                                               ============         ==========        ==========         ==========
Diluted earnings (loss) per common share
  Continuing operations                        $       0.24         $     0.32        $     0.29         $     0.24
  Discontinued operations                             (0.25)              0.01             (0.03)             (0.15)
                                               ------------         ----------        ----------         ----------
                                               $      (0.01)        $     0.33        $     0.26         $     0.08
                                               ============         ==========        ==========         ==========

FISCAL 2002, QUARTER ENDED                      DECEMBER 31        SEPTEMBER 30         JUNE 30           MARCH 31
                                               ------------        ------------       ----------         ----------
Net Sales                                      $     33,960         $   30,558        $   30,070         $   26,212
Cost of sales                                        29,860             25,596            25,086             22,362
Gross profit                                          4,100              4,962             4,984              3,850
                                               ------------         ----------        ----------         ----------
Earnings (loss) on common shares from
  continuing operations before
  extraordinary items                          $       (632)        $    1,895        $    1,556         $    1,242
                                               ============         ==========        ==========         ==========
Basic earnings (loss) per common share
  Continuing operations                        $      (0.08)        $     0.28        $     0.23         $     0.18
  Discontinued operations                             (2.30)             (0.04)             0.06               0.05
  Extraordinary item                                      -               0.05                 -                  -
                                               ------------         ----------        ----------         ----------
                                               $      (2.38)        $     0.29        $     0.29         $     0.24
                                               ============         ==========        ==========         ==========
Diluted earnings (loss) per common share
  Continuing operations                        $      (0.08)        $     0.26        $     0.21         $     0.18
  Discontinued operations                             (2.30)             (0.03)             0.05               0.05
  Extraordinary item                                      -               0.04                 -                  -
                                               ------------         ----------        ----------         ----------
                                               $      (2.38)        $     0.26        $     0.26         $     0.22
                                               ============         ==========        ==========         ==========

Note: Per share calculations are based on actual dollar amounts and may be subject to rounding

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

         The Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by the report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic filings pursuant to the Securities Exchange Act of 1934.

         There have been no significant changes in the Company's internal control over financial reporting or other factors that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference from the information under the caption "Item 1: Election of Directors" in the 2004 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference from the information under the captions "Executive Compensation and Other Information," "Report of the Compensation Committee on Executive Compensation" and "Performance Graph" in the 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            EQUITY COMPENSATION PLAN

                                                  (a)                         (b)
                                               Number of                   Weighted-                    (c)
                                            securities to be            average exercise        Number of securities
                                              issued upon                   price of           remaining available for
                                              exercise of                 outstanding          future issuance under
                                              outstanding                   options,            equity compensation
                                           options, warrants              warrants and      plans (excluding securities
            Plan Category                      and rights                    rights           reflected in column (a))
--------------------------------------     -----------------            ----------------    ---------------------------
Equity compensation plans approved
  by security holders                            456,332                   $     8.14                 28,218

Equity compensation plans not approved
  by security holders                                  -                   $        -                      -
                                                 -------                   ----------                 ------
Total                                            456,332                   $     8.14                 28,218
                                                 =======                   ==========                 ======


         Incorporated by reference from the information under the captions "Voting Rights and Requirements" and "Common Stock Ownership of Certain Beneficial Owners and Management" in the 2004 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the information under the caption "Certain Transactions" in the 2004 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

         The information required to be furnished pursuant to this item will be set forth under the caption "Independent Auditor Fees" in the 2004 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements [Filed under Item 8 above.]

         Financial Statement Schedule

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                            Additions -
                                               Balance at   Charged to     Deductions -   Balance at
                                               Beginning    Costs and       (see notes      End of
                                               of Period     Expenses         below)        Period
                                               ----------   -----------    ------------   ----------
Year ended December 31, 2001
  Reserve for Doubtful Accounts                  $     -     $    53        $     -         $   53
  Valuation Allowance for Deferred Taxes               -           -              -              -

Year ended December 31, 2002
  Reserve for Doubtful Accounts                       53       1,216          1,269(1)           -
  Reserve for Doubtful Notes Receivable                -         462              -            462
  Valuation Allowance for Deferred Taxes               -         500              -            500

Year ended December 31, 2003
  Reserve for Doubtful Accounts                        -          94              -             94
  Reserve for Doubtful Notes Receivable              462           -            462(1)           -
  Valuation Allowance for Deferred Taxes             500         673              -          1,173

(1)      Uncollectible accounts charged off

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

10.70## Stock Purchase Agreement among Noble Automotive Group, David J. Langevin and James P. Patton dated December 19, 2001.

10.71## Asset Purchase Agreement among Construction Equipment Direct, Inc. and Eagle-Picher Industries, Inc. dated December 19, 2001.

10.72### Asset Purchase Agreement among Noble Construction Equipment, Inc. and Quantum Construction, Inc. dated December 30, 2002.

10.73- Asset Purchase Agreement among SRS California Operations, LLC and Noble Logistic Services, Inc., a California corporation, Noble Logistic Services, Inc., a Michigan corporation, and Noble International dated March 21, 2003.

10.74-- Stock Purchase Agreement among SRS Texas Holdings, LLC and Noble Logistic Services Holdings, Inc., Noble Logistic Services, Inc., and Noble International, Ltd., dated March 21, 2003.

10.75---    Stock Purchase Agreement among Noble Metal Processing, Inc. and
            The Shareholders of Protech Laser Welding, Inc. (d/b/a Laser Welding International) dated January 12, 2004.

21.1        Subsidiaries of the Registrant.

23.1        Consent of Deloitte & Touche, LLP.

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

- Incorporated herein by reference to the Company's current report on Form 8k filed April 7, 2003.

-- Incorporated herein by reference to the Company's current report on Form 8k filed April 7, 2003.

--- Incorporated herein by reference to the Company's current report on Form 8k filed February 3, 2004.


(b)      Reports on Form 8-K.

         (i) Report on Form 8-K filed on October 24, 2003, concerning the financial results for the three months ended September 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2004
NOBLE INTERNATIONAL, LTD.

By: /S/ CHRISTOPHER L. MORIN                  By: /S/ JAY J. HANSEN
    -------------------------------           ---------------------------------
    Christopher L. Morin, President           Jay J.  Hansen, Chief Financial
    and Chief Executive Officer               Officer

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

/S/ ROBERT J. SKANDALARIS                            March 29, 2004
----------------------------------------------
Robert J. Skandalaris, Chairman of the
Board and Director

/S/ CHISTOPHER L. MORIN                              March 29, 2004
----------------------------------------------
Christopher L. Morin, President and Chief
Executive Officer (Principal Executive Officer)

/S/ MARK T. BEHRMAN                                  March 29, 2004
----------------------------------------------
Mark T. Behrman, Director

/S/ VAN CONWAY                                       March 29, 2004
----------------------------------------------
Van Conway, Director

/S/ LEE M. CANAAN                                    March 29, 2004
----------------------------------------------
Lee M. Canaan, Director

/S/ STUART I. GREENBAUM                              March 29, 2004
----------------------------------------------
Stuart I. Greenbaum, Director

/S/ DANIEL J. MCENROE                                March 29, 2004
----------------------------------------------
Daniel J. McEnroe, Director

/S/ JONATHAN P. RYE                                  March 29, 2004
----------------------------------------------
Jonathan Rye, Director

/S/ THOMAS L. SAELI                                  March 29, 2004
----------------------------------------------
Thomas L. Saeli, Director

  /S/ ANTHONY R. TERSIGNI                            March 29, 2004
----------------------------------------------
Anthony R. Tersigni, Director

                                  EXHIBIT INDEX

Ex No.                       Description

21.1     Subsidiaries of the Registrant.

23.1     Consent of Deloitte & Touche, LLP.

31.1 Certification by the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2     Certification by the Chief Financial Officer pursuant to Rule 13a-14
         (a) of the Securitites and Exchange Act of 1934, as amended.

32.1 Certification of Periodic Financial Report by the President and Chief Executive