Form 10-Q
period 2004-03-31
NOBLE INTERNATIONAL LTD
filed 2004-05-17
CIK 1034258

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to_____________

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

                      28213 Van Dyke Road, Warren, MI 48093
                    ----------------------------------------
                    (Address of principal executive offices)

                                   (Zip Code)

                                 (586) 751-5600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                  The number of shares of the registrant's common stock, $.001 par value, outstanding as of April 27, 2004 was 8,949,800

                            NOBLE INTERNATIONAL, LTD.
                                 FORM 10-Q INDEX

         This report contains statements (including certain projections and business trends) accompanied by such phrases as "assumes," "anticipates," "believes," "expects," "estimates," "projects," "will" and other similar expressions, that are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Statements regarding future operating performance, new programs expected to be launched and other future prospects and developments are based upon current expectations and involve certain risks and uncertainties that could cause actual results and developments to differ materially. Potential risks and uncertainties include such factors as demand for the company's products, pricing, the company's growth strategy, including its ability to consummate and successfully integrate future acquisitions, industry cyclicality and seasonality, the company's ability to continuously improve production technologies, activities of competitors and other risks detailed in the company's Annual Report on Form 10-K for the year ended December 31, 2003 and other filings with the Securities and Exchange Commission. These forward looking statements are made only as of the date hereof.

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION................................................................................     3

   Item 1: Financial Statements..............................................................................     3
      Consolidated Balance Sheets as of December 31,2003 and March 31,2004 (unaudited).......................     3
      Consolidated Statements of Income (unaudited) for the Three Month Periods Ended March
         31,2003 and 2004....................................................................................     4
      Consolidated Statements of Cash Flows (unaudited) for the Three Month Periods Ended March
         31,2003 and 2004....................................................................................     5
      Consolidated Statements of Comprehensive Income (unaudited) for the Three Month Periods Ended March
         31,2003 and 2004....................................................................................     6
      Notes to Consolidated Financial Statements (unaudited).................................................     7
   Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.............    11
   Item 3: Quantitative and Qualitative Disclosures about Market Risk........................................    15
   Item 4: Controls and Procedures...........................................................................    16

PART II - OTHER INFORMATION..................................................................................    17

   Item 1: Legal Proceedings.................................................................................    17
   Item 2: Changes in Securities and Use of Proceeds.........................................................    17
   Item 3: Defaults Upon Senior Securities...................................................................    17
   Item 4: Submission of Matters to a Vote of Security Holders...............................................    17
   Item 5: Other Information.................................................................................    17
   Item 6: Exhibits and Reports on Form 8-K..................................................................    17

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                           DECEMBER 31   MARCH 31
                                                                              2003         2004
                                                                           -----------  ----------
                                                                                        Unaudited
ASSETS
Current Assets:
   Cash and cash equivalents                                               $       715  $    1,770
   Accounts receivable, trade, net                                              34,030      55,041
   Note receivable                                                               1,799       1,778
   Inventories                                                                  14,543      20,604
   Income taxes refundable                                                       5,920          --
   Prepaid expenses                                                              3,909       1,600
                                                                           -----------  ----------
Total Current Assets                                                            60,916      80,793
Property, Plant & Equipment, net                                                47,119      48,959
Other Assets:
   Goodwill, net                                                                11,839      21,056
   Covenants not to compete, net                                                   183         133
   Other assets, net                                                            12,890      13,688
                                                                           -----------  ----------
Total Other Assets                                                              24,912      34,877
Assets Held for Sale                                                            10,036       4,328
                                                                           -----------  ----------
TOTAL ASSETS                                                               $   142,983  $  168,957
                                                                           ===========  ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                        $    29,517  $   51,197
   Accrued liabilities                                                           4,967       4,976
   Income taxes payable                                                             --       1,515
   Current maturities of long-term debt                                          9,999       1,217
   Deferred income taxes                                                            54          54
                                                                           -----------  ----------
Total Current Liabilities                                                       44,537      58,959

Long-Term Liabilities:
   Deferred income taxes                                                         3,860       3,858
   Convertible subordinated debentures                                           7,026      41,242
   Long-term debt, excluding current maturities                                 35,974       1,507
                                                                           -----------  ----------
Total Long-Term Liabilities                                                     46,860      46,607
Liabilities Held for Sale                                                          775          --
STOCKHOLDERS' EQUITY
   Common stock                                                                      9           9
   Additional paid-in capital                                                   38,161      48,406
   Retained earnings                                                            12,490      14,902
   Accumulated comprehensive income, net                                           151          74
                                                                           -----------  ----------
TOTAL STOCKHOLDERS' EQUITY                                                      50,811      63,391
                                                                           -----------  ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                   $   142,983  $  168,957
                                                                           ===========  ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (Unaudited, in thousands, except share and per share data)

                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                              2003         2004
                                                                           -----------  ----------
Net sales                                                                  $    39,625  $   81,604
Cost of sales                                                                   33,610      71,449
                                                                           -----------  ----------
      Gross margin                                                               6,015      10,155
Selling, general and administrative expenses                                     2,968       4,252
                                                                           -----------  ----------
      Operating profit                                                           3,047       5,903
Interest income                                                                    154          96
Interest expense                                                                  (321)     (1,117)
Other, net                                                                          (2)        128
                                                                           -----------  ----------
      Earnings from continuing operations before income taxes                    2,878       5,010
Income tax expense                                                                 959       1,702
                                                                           -----------  ----------
      Earnings on common shares from continuing operations                       1,919       3,308
Discontinued operations:
(Loss) from discontinued operations                                               (692)       (121)
Gain (loss) on sale of discontinued operations                                    (677)        121
                                                                           -----------  ----------
      Net earnings on common shares                                        $       550  $    3,308
                                                                           ===========  ==========
BASIC EARNINGS (LOSS) PER COMMON SHARE:
      Earnings per share from continuing operations                        $      0.25  $     0.37
      (Loss) from discontinued operations                                        (0.09)      (0.01)
      Gain (Loss) on sale of discontinued operations                             (0.09)       0.01
                                                                           -----------  ----------
      Basic earnings per common share                                      $      0.07  $     0.37
                                                                           ===========  ==========
DILUTED EARNINGS (LOSS) PER COMMON SHARE
      Earnings per share from continuing operations                        $      0.24  $     0.36
      (Loss) from discontinued operations                                        (0.08)      (0.01)
      Gain (Loss) on sale of discontinued operations                             (0.08)       0.01
                                                                           -----------  ----------
      Diluted earnings per common share                                    $      0.08  $     0.36
                                                                           ===========  ==========
      Dividends declared and paid                                          $      0.08  $     0.10
                                                                           ===========  ==========
Basic weighted average common shares outstanding                             7,722,877   8,915,350
Diluted weighted average common shares outstanding                           8,910,859   9,491,177

    THE ACCOMPANYING NOTES ARE INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                           -----------------------
                                                                              2003        2004
                                                                           -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Earnings on common shares from continuing operations                      $     1,919   $   3,308
 Adjustments to reconcile earnings to net cash provided by operations to net cash provided by (used in) operations
      Interest expense                                                             137         587
      Depreciation of property, plant and equipment                              1,562       2,307
      Amortization of intangible assets                                             51          50
      Deferred income taxes                                                       (723)         (2)
      Loss on sale of property and equipment                                         2          --
      Stock compensation expense                                                    14          18
 Changes in assets and liabilities
      Increase in accounts receivable                                           (7,966)    (15,969)
      Increase in inventories                                                   (2,129)     (3,540)
      Decrease (increase) in prepaid expenses                                     (608)      2,572
      Decrease (increase) in other operating assets                                 (7)         21
      Increase in accounts payable                                               4,443      16,320
      Increase in income taxes payable                                               6       7,436
      Increase (decrease) in accrued liabilities                                 2,106        (330)
                                                                           -----------  ----------
           Net cash provided by (used in) continuing operations                 (1,193)     12,778
           Net cash used in discontinued operations                             (3,384)       (567)
                                                                           -----------  ----------
           Net cash provided by (used in) operating activities                  (4,577)     12,211
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property, plant and equipment                                     (3,017)     (1,253)
 Proceeds from sale of discontinued operations                                   2,000       5,500
 Acquisition of business, net of cash acquired                                      --     (13,605)
 Proceeds from Notes Receivable on sale of discontinued operations                  --         250
                                                                           -----------  ----------
           Net cash used in investing activities                                (1,017)     (9,108)
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                                             56         893
 Financing fees                                                                     --      (1,735)
 Proceeds from issuance of convertible subordinated debentures                              40,000
 Dividends paid on common stock                                                   (619)       (896)
 Redemption of convertible subordinated debentures                                  --        (827)
 Payments on long-term debt                                                         (6)       (125)
 Net borrowings (payments) on credit facility                                    6,072     (39,316)
                                                                           -----------  ----------
           Net cash provided by (used in) financing activities                   5,503      (2,006)
Effect of exchange rate changes on cash                                             93         (42)
                                                                           -----------  ----------
           Net increase in cash                                                      2       1,055

Cash and cash equivalents at beginning of period                                 1,154         715
                                                                           -----------  ----------
Cash and cash equivalents at end of period                                 $     1,156  $    1,770
                                                                           ===========  ==========
SUPPLEMENTAL CASH FLOW DISCLOSURE

 Cash paid for:

   Interest                                                                $       712  $      737
   Taxes                                                                           952         224

 Fair value of assets acquired, including goodwill                                   -      20,112
 Liabilities assumed                                                                 -      (6,507)
 Cash Paid                                                                           -      13,605

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (Unaudited, in thousands)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                           -----------------------
                                                                              2003        2004
                                                                           -----------  ----------
Net earnings on common shares                                              $       550  $    3,308
Other comprehensive income (loss), equity adjustment
     from foreign currency translation, net                                        242         (77)
                                                                           -----------  ----------
Comprehensive income, net                                                  $       792  $    3,231
                                                                           ===========  ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements for interim reporting do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The December 31, 2003 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the period ended December 31, 2003.

         Certain information for fiscal year 2003 related to discontinued operations has been reclassified to conform to the current year presentation. Discontinued operations include the Company's logistics and distribution businesses for the three month period ended March 31, 2003 and 2004. The accompanying consolidated financial statements as of March 31, 2004 and for the year ended December 31, 2003, include Noble International, Ltd. and its wholly-owned subsidiaries. The following chart outlines the wholly-owned subsidiaries of the Company and their current status.

              WHOLLY-OWNED SUBSIDIARIES OF NOBLE INTERNATIONAL LTD.

                   Subsidiary                                                  Acquired/Formed         Status
                   ----------                                                  ---------------     ----------------
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

        On January 21, 2004, the Company completed the acquisition of Prototech Laser Welding, Inc. ("LWI") for approximately $13.6 million in cash and the assumption of approximately $0.7 million in subordinated debt and up to an additional $1.0 million payable if certain new business is awarded to Noble within the next twelve months. LWI, based in Clinton Township, Michigan, is a supplier of laser-welded blanks to General Motors. The Company has not completed the allocation of the purchase price pursuant to purchase accounting requirements for LWI as of March 31, 2004. Goodwill has been increased by $9.2 million subject to final allocation.

        On July 31, 2003, the Company entered into a Fourth Amended and Restated Credit Agreement with Comerica Bank. Pursuant to the amendment, the expiration of the credit facility was extended to July 2006, the facility was increased to $55.0 million from $48.0 million and two participating banks were added. The amended credit facility is comprised of a $25.0 million revolving line of credit with no borrowing base formula and a $30.0 million term loan. The term loan requires quarterly principal payments of $1.1 million. The credit facility is subject to customary financial and other covenants including, but not limited to, limitations on consolidations, mergers and sales of assets, and bank approval on acquisitions by the Company over $15.0 million. All other terms remain substantially the same. At December 31, 2003, the Company had a $54.0 million credit facility (the "Credit Facility") with a syndicate of banks led by Comerica Bank N.A. as agent, expiring in July 2006. In January 2004, the credit facility was increased to $74.0 million primarily to facilitate the acquisition of LWI.

         On March 26, 2004, the Company issued $40.0 million in 4% unsecured convertible subordinated notes (the "Notes") in a private placement. The Notes have a three year term, maturing on March 31, 2007 and may be extended another three years at the holders' option. The Notes are convertible at the holders' option at anytime prior to maturity into shares of the Company's common stock at $32 per share (subject to adjustment pursuant to the terms of the Notes). The interest rate on the Notes is 4% and is fixed for the entire term. Proceeds from the Notes are being used to reduce the Company's current bank borrowings, including paying off the term loan balance and reducing amounts outstanding under the $35.0 million revolving credit facility, which remains in place. The holders of the Notes have a right to participate in dividends declared and paid to the Company's common shareholders to the extent that such dividends exceed $0.48 per share within the initial three year term on the Notes. Their participation right is only on the amount, if any, in excess of $0.48 per share. The holders are not entitled to participate in any dividends after the initial three year term.

         Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Calculation of diluted EPS assumes the exercise of common stock options and warrants, when dilutive, and the impact of restricted stock and the assumed conversion of convertible debt, when dilutive. The following tables reconcile the numerator and denominator to calculate basic and diluted EPS from continuing operations for the three month periods ended March 31, 2003 and 2004 (in thousands, except share and per share amounts; per share amounts are subject to rounding).


                                                                            Three months ended March 31
                                               ---------------------------------------------------------------------------------
                                                                  2003                                      2004
                                               --------------------------------------   ----------------------------------------
                                               Net Earnings      Shares     Per share   Net Earnings      Shares       Per share
                                                (Numerator)  (Denominator)   Amounts     (Numerator)   (Denominator)    Amounts
                                               ------------  -------------  ---------   ------------   -------------   ---------
Basic earnings per common share
    Earnings on common shares from
          continuing operations                $     1,919     7,722,877    $    0.25   $      3,308   8,915,350       $    0.37

    Effect of dilutive securities:
    Contingently issuable shares                                  16,540           --                     17,686             --
    Convertible debentures                             179     1,120,488        (0.01)            78     409,573           (0.01)
    Stock Options                                       --        50,954           --             --     148,568              --
                                               -----------     ---------    ---------   ------------   ---------       ---------
Earnings on common shares from continuing
     operations assuming dilution              $     2,098     8,910,859    $    0.24   $      3,386   9,491,177       $    0.36
                                               ===========     =========    =========   ============   =========       =========

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") 123, Accounting for Stock-Based Compensation, and SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. As allowed by SFAS 123, the Company has elected to continue to follow APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized under the Company's stock-based compensation plan (the "Plan"). There were no options granted during the first quarter of 2004. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan utilizing the Black-Scholes option pricing model, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below for the three month periods ended March 31, 2003 and 2004 (in thousands, except per share data):

                                                                    THREE MONTHS
                                                                   ENDED MARCH 31
                                                                 2003         2004
                                                               --------     --------
Net earnings on common shares from continuing operations
as reported                                                    $  1,919     $  3,308
       Less: Total employee stock option expense under the
         fair value method, net of related tax effects               46           42
                                                               --------     --------
       Pro forma                                                  1,873        3,266
Basic earnings per share from continuing operations
       As reported                                             $   0.25     $   0.37
       Pro forma                                                   0.24         0.37
Diluted earnings per share from continuing operations
       As reported                                             $   0.24     $   0.36
       Pro forma                                                   0.23         0.35

NOTE B -- INVENTORIES

         Inventories at March 31, 2003 and 2004 consisted of the following (in thousands):

                                                              DECEMBER 31   MARCH 31
                                                                  2003        2004
                                                              -----------   --------
Raw materials                                                 $     5,242   $  7,696
Work in process                                                     5,067      7,642
Finished goods                                                      4,234      5,267
                                                              -----------   --------
  Total Inventory                                             $    14,543   $ 20,604
                                                              ===========   ========

NOTE C -- GEOGRAPHIC INFORMATION

         The Company classifies continuing operations into one industry segment. This segment is within the automotive industry. The tables following identify the breakdown of the Company's net sales by country (which are classified based upon country of production) and long-lived assets by country, which consist primarily of fixed assets and goodwill (in thousands):

                                               THREE MONTHS ENDED MARCH 31
NET SALES                                          2003          2004
                                               ------------  -------------
United States                                  $     31,022  $      66,668
Canada                                                8,603         14,864
Australia                                                --             72
                                               ------------  -------------
                                               $     39,625  $      81,604
                                               ============  =============

                                                DECEMBER 31    MARCH 31
LONG-LIVED ASSETS                                  2003          2004
                                                -----------    --------
United States                                  $     55,225    $ 65,840
Canada                                                3,916       4,033
Australia                                                --         275
                                               ------------  ----------
                                               $     59,141    $ 70,148
                                               ============  ==========

NOTE D - RESTRUCTURING RESERVE

         The Company adopted SFAS 146 on January 1, 2003. SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, requires a company to record a liability for costs associated with an exit activity, at fair value, only when a liability is incurred. Accordingly, the Company recorded as an expense in selling, general and administrative and in accrued liabilities a pre-tax restructuring charge of $0.65 million in March 2003 related to organizational changes and headcount reductions. As of March 31, 2004 payments related to the reserve totaled $0.5 million; an adjustment to the accrual was made in the amount of $0.09 million; and as of March 31, 2004 the outstanding balance of the restructuring reserve was $0.1 million. The Company expects to complete payment of the reserve by May 31, 2004.

NOTE E - DISCONTINUED OPERATIONS

         On March 21, 2003, the Company completed the sale of its logistics group for approximately $11.1 million in cash and notes as well as the assumption of substantially all payables and liabilities. The transaction included cash of $2.0 million at closing, two short-term notes totaling approximately $5.1 million, a $1.5 million three-year amortizing note and a $2.5 million five-year amortizing note. The two long-term notes bear an annual interest rate of 4.5% and will be repaid in equal monthly installments. The notes are secured by the stock of the buyer in the entities purchased. On August 14, 2003 the Company and the issuer of the short-term notes amended the repayment terms of the remaining balance on the short-term notes. The amended terms provide for repayment of the short-term notes by July 31, 2004 and for payment of interest on the outstanding balance at an annual rate of 7%. As of March 31, 2004 the company has received approximately $6.2 million in proceeds from the sale of the logistics business, including $2.0 million at closing and $4.2 million in payments on the notes. As of March 31, 2004, the balance on the short-term and long term notes was $4.9 million.

         The results for the logistics group included in discontinued operations for the three month periods ended March 31, 2003 and 2004 (in thousands) are as follows:

                                              2003                 2004
         Revenue                           $  14,800             $     -
         Loss from operations,                  (807)               (121)
after-tax
         Loss on sale, after-tax                (677)                  -

        The Company made the decision to exit the distribution (Monroe, PMP, PMD and Peco) business in the fourth quarter of 2003 and has classified this operation as discontinued. On January 28, 2004 the Company completed the sale of the distribution business to an entity in which the Company's Chairman and another officer have an interest for approximately $5.5 million in cash. An independent committee of the board of directors of the Company was established to evaluate, negotiate and complete the transaction. In addition, an independent fairness opinion regarding the transaction was obtained.

         The results for the distribution business included in discontinued operations for the three month periods ended March 31, 2003 and 2004 (in thousands) are as follows:

                                             2003                 2004
         Revenue                           $  1,224              $    -
         Gain from operations,                  115                   -
after-tax
         Gain on sale, after-tax                  -                 121

NOTE F - COMMITMENTS AND CONTINGENCIES

        The Company is not a party to any legal proceedings other than routine litigation incidental to its business, none of which would have a material adverse impact on the Company's financial position or results from operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Noble International Ltd., through its subsidiaries, is a full-service provider of tailored laser welded blanks for the automotive industry. In the fourth quarter of 2002 the Company made the strategic decision to exit the logistics business and has classified this segment as discontinued. The sale of the logistics segment was completed in March 2003 for approximately $11.1 million in cash and notes. In the fourth quarter of 2003, the Company made the strategic decision to exit the distribution business and has classified this segment as discontinued. The sale of the distribution business was completed in January 2004 for approximately $5.5 million in cash to a related party. In January 2004, the Company completed the acquisition of Prototech Laser Welding, Inc. ("LWI") for approximately $13.6 million in cash and the assumption of approximately $0.7 million in subordinated debt and up to an additional $1.0 million payable if certain new business is awarded to the Company within the next twelve months. The Company has not completed the allocation of the purchase price pursuant to purchase accounting requirements as of March 31, 2004. Goodwill has been increased by $9.2 million, subject to final allocation. LWI, based in Clinton Township, Michigan, is a supplier of laser-welded blanks to General Motors Corporation.

RESULTS OF CONTINUING OPERATIONS

         The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the MD&A section included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2003.

         Net Sales. Net sales for the three months ended March 31, 2004 were $81.6 million, an increase of $42.0 million, or 106%, compared to the same period in 2003. The increase in revenues is attributable primarily to higher production volumes on certain vehicles, higher steel content in sales, new product launches and sales from the acquisition of LWI.

         Cost of Sales. Cost of sales for the three-month period ended March 31, 2004 increased by $37.8 million to $71.4 million, an increase of 113% compared to the same period in 2003. These increases were primarily the result of increased sales, including increased steel content in sales. Cost of sales as a percentage of sales increased to 87.6% in the three-month period ended March 31, 2004 from 84.8% in the same period in 2003. This increase in cost of sales as a percentage of net sales is primarily the result of higher steel content in cost of sales for the first quarter of 2004 compared to the first quarter of 2003.

         Gross Margin. Gross margin increased by $4.1 million, or 69%, to $10.2 million for the three months ended March 31, 2004, from $6.0 million for the comparable period in 2003. The increase in gross margin was primarily the result of increased sales. Gross margin as a percentage of sales decreased from 15.2% in the first quarter of 2003 to 12.4% for the first quarter of 2004 primarily as a result of the increased steel content in sales and cost of sales compared to total sales for the same period last year.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased by $1.3 million to $4.3 million for the three-month period ended March 31, 2004 as compared to $3.0 million in the comparable period in 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 5.2% for the three months ended March 31, 2004 from 7.5% for the same period in 2003. The increase in SG&A expenses is driven primarily by the increase in sales and production activities of the Company. Included in SG&A expenses in the first quarter of 2004 is bad debt expense of $0.3 million primarily related to the bankruptcy of a Canadian steel company. Included in the SG&A expenses for the three-month period ended March 31, 2003 is a restructuring charge of $0.65 million.

         Operating Profit. As a result of the foregoing factors, operating profit increased $2.9 million, or 94%, to $5.9 million for the three-month period ended March 31, 2004 from $3.0 million for the same period in 2003. Operating profit as a percentage of net sales decreased to 7.2% for the three month period ended March 31, 2004 from 7.7% in the same period of 2003. The decrease as a percentage of net sales is driven primarily by the increased steel content in sales for the first quarter of 2004 compared to the first quarter of 2003.

         Interest Income. Interest income decreased by $0.1 million, or 48.3% to $0.1 million for the three-month period ended March 31, 2004 from $0.2 million for the same period in 2003. The decrease in interest income was primarily due to lower balances on interest bearing assets.

         Interest Expense. Interest expense increased by $0.8 million to $1.1 million for the three-month period ended March 31, 2004 from $0.3 million for the comparable period of 2003. During the first quarter of 2004, the Company recorded an expense of $0.4 million as a result of the write-off of deferred financing fees related to the repayment of the term loan portion of the Company's credit facility. For the first quarter of 2003, a portion of interest expense was allocated to discontinued operations.

         Other, net. Other, net for the three-month period ended March 31, 2004 increased $0.2 million compared to the three month period ended March 31, 2003. The increase is primarily the result of dividend income.

         Income Tax Expense. Income tax expense for the three-month period ended March 31, 2004 increased 78%, or $0.8 million, to $1.7 million, an effective tax rate of 34%, from $1.0 million, an effective tax rate of 33.3%, for the comparable period in 2003. The increase in income tax expense is due primarily to increased earnings.

         Earnings on Common Shares from Continuing Operations. As a result of the foregoing factors, earnings on common shares from continuing operations increased for the three-month period ended March 31, 2004 to $3.3 million from $1.9 million for the comparable period of the prior year, an increase of 73%.

         Net Earnings on Common Shares. Net earnings on common shares increased by $2.8 million to $3.3 million for the three-month period ended March 31, 2004 compared to the same period in 2003. Included in discontinued operations for the first quarter of 2004 is a loss from the logistics business of $0.1 million and a gain from the sale of the distribution business of $0.1 million. The 2003 quarter net earnings included a loss from discontinued operations related to the logistics business of $0.7 million, a loss on the sale of the logistics business of $0.7 million and a gain from discontinued operations related to the distribution business of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equity and debt financings. Working capital needs and capital equipment requirements in the continuing operations have increased as a result of the growth of the Company and are expected to continue to increase. Anticipated increases in required working capital and capital equipment expenditures are expected to be met from cash flow from operations, equipment financing and borrowings under the Company's credit facility. As of March 31, 2004, the Company had a working capital surplus of approximately $21.8 million. The Company completed the sale of its distribution business in January 2004 which resulted in cash proceeds of $5.5 million at closing. In addition, the Company completed the acquisition of LWI in January of 2004 for $13.6 million in cash and the assumption of $0.7 million in debt and up to an additional $1.0 million payable if certain new business is awarded to the Company. During the first quarter of 2004 the Company received approximately $6.1 million in a tax refund. Availability under the Company's revolving credit facility was approximately $33.9 million as of March 31, 2004.

         On March 26, 2004, the Company issued $40 million in 4% unsecured convertible subordinated notes (the "Notes") in a private placement. The Notes have a three year term, maturing on March 31, 2007 and may be extended another three years at the holder's option. The Notes are convertible at the holders' option at anytime prior to maturity into shares of the Company's common stock at $32 per share (subject to adjustment pursuant to the terms of the Notes). The interest rate on the Notes is 4% and is fixed for the entire term. Proceeds from the Notes are being used to reduce the Company's current bank borrowings, including paying off the term loan balance and reducing amounts outstanding under the $35 million revolving credit facility. The holders of the Notes have a right to participate in dividends declared and paid to the Company's common shareholders to the extent that such dividends exceed $0.48 per share within the initial three year term on the Notes. Their participation right is only on the amount, if any, in excess of $0.48 per share. The holders are not entitled to participate in any dividends after the initial three year term.

        During the first quarter of 2004, holders of approximately $9.5 million in the Company's 1998 6% subordinated debentures ("1998 Debentures") exercised their option to convert their 1998 Debentures into the Company's common stock. On February 2, 2004 the Company made a mandatory retirement payment pursuant to the terms of the 1998 Debentures of $0.8 million. The balance of 1998 Debentures outstanding after the conversions and the mandatory retirement payment was approximately $2.2 million. Subsequent to March 31, 2004, the holders of an additional $0.4 million of the 1998 Debentures exercised their option to convert into common stock of the Company, leaving a balance outstanding of $1.6 million as of April 30, 2004.

        The Company generated cash from continuing operations of $12.8 million for the three-month period ended March 31, 2004. Net cash generated by continuing operating activities was primarily the result of net earnings, plus non-cash expenses such as depreciation expense, increases in accounts payable and income taxes payable, and decreases in prepaid expenses. This cash generated was partially offset by increases in accounts receivable and inventories as well as a decrease in accrued liabilities. The increase in accounts receivable, inventory and accounts payable of $16.0 million, $3.5 million, and $16.3 million, respectively, for the three-month period ended March 31, 2004, is related primarily to the newly launched production programs as well as increased volume in current programs and the acquisition in January 2004 of LWI. Income taxes payable includes income taxes payable and refundable and during the first quarter of 2004 the Company received a tax refund of $6.1 million and accrued income tax expense of $1.5 million.

        The Company used cash in investing activities of $9.1 million for the three-month period ended March 31, 2004. This was primarily the result of the purchase of fixed assets of $1.3 million, the acquisition of LWI for $14.0 million ($13.6 million net of cash acquired) offset by $5.5 million received in cash from the sale of the distribution business.

        The Company used $2.0 million in cash flow from financing activities for the three-month period ended March 31, 2004, primarily from the repayment of borrowings under the Company's credit facilities, payment of financing fees, and the mandatory retirement payment on the 1998 Debentures, offset by the issuance of $40.0 million in 4% convertible subordinated notes. In addition, the Company paid dividends of $0.9 million during the three months ended March 31, 2004.

        As of March 31, 2004 the Company maintained a $35.0 million secured Credit Facility with Comerica Bank N.A. and two other banks with an expiration date of January 2006. The Credit Facility consists of a $35.0 million revolving loan with no borrowing base formula. The term loan portion of the credit facility was paid off using the proceeds of the issuance of the $40.0 million 4% convertible subordinated notes. The balance at March 31, 2004 was $0.7 million and availability under the line of credit was approximately $33.9 million, net of approximately $0.4 million in outstanding letters of credit. The Credit Facility is secured by assets of the Company and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for multi-currency loans. Borrowing options include a Eurocurrency rate, or a base rate. Advances under the facility bore interest at an average effective rate of 4.4% for the three-month period ended March 31, 2004. As a result of the repayment of the term loan portion of the credit facility, the Company recorded a write-off of approximately $0.4 million in deferred financing fees. The unamortized balance of origination costs is $2.1 million at March 31, 2004 and is included in other assets. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $15.0 million. Subsequent to March 31, 2004 the Company has been negotiating with the bank group regarding the credit facility and amending certain terms of the revolving line of credit, including certain financial covenants and the Company expects to complete an amendment during the second quarter of 2004.

        The Company has from time to time in prior years been in violation of certain of its financial debt ratio covenants and covenants relating to the issuance of preferred stock and the payment of preferred and common stock dividends, requiring it to obtain waivers of default from its lenders. At March 31, 2004, the Company was in compliance with all of its financial covenants under the Credit Facility.

        The liquidity provided by the Company's Credit Facility combined with cash flow from continuing operations is expected to be sufficient to meet currently anticipated working capital and capital expenditure needs and for existing debt service for at least 12 months. There can be no assurance, however, that the funds will not be expended due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such twelve-month period. In addition, as part of its business strategy, the Company continues to evaluate and may pursue future growth through opportunistic acquisitions of assets or companies involved in the automotive component industry, which acquisitions may involve the expenditure of significant funds. Depending upon the nature, size, and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

        For the period ended March 31, 2004, the Company guaranteed $3.0 million of SET Enterprises, Inc. ("SET") senior debt in connection with its sale of businesses to SET. On July 31, 2003 SET acquired MSP, a division of SCOA. As a result of the transaction, the Company reduced its previous guarantee of SET's $10.0 million senior debt to $3.0 million for a period of one year, after which the guarantee will be eliminated provided SET is in compliance with its credit agreement. The Company would be required to perform under the guarantee if SET was unable to repay or renegotiate its credit facility. The maximum amount the Company would be required to pay is $3.0 million. The Company does not currently carry a liability for this guarantee. The guarantee is unsecured and the Company would be entitled to the proceeds from any liquidation after the senior debt lender had been paid in full. As of March 31, 2004, the Company had not been notified by SET or SET's lender of any default that would require performance under the guarantee.

INFLATION

        Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had a material effect on its business over the past two years.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 18.3% of total revenues for the three-month period ended March 31, 2004. The Company's primary foreign currency exposure is to the Canadian Dollar. During the first quarter of 2004, the Company started an operation in Australia. The Company manages its exposure to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain balance sheet exposures are naturally offset.

        As of March 31, 2004 only 8.8% of the Company's long-lived assets were based in its foreign subsidiaries. These assets are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' equity. Accordingly, the Company's consolidated stockholders' equity will fluctuate depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency.

        The Company's financial results are affected by changes in U.S. and foreign interest rates. The Company does not hold financial instruments that are subject to market risk (interest rate risk and foreign exchange risk). There has been no material change to the Company's exposure to market risk since December 31, 2003.

ITEM 4: CONTROLS AND PROCEDURES

         Disclosure Controls and Procedures. The Company's President and Chief Executive Officer and the Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures, as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2004, have concluded that as of March 31, 2004, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its subsidiaries required to be disclosed by the Company in the reports it files with the SEC under the Securities Exchange Act of 1934 would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

         Changes in Internal Controls over Financial Reporting. There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

           Not applicable.

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

(b) The following reports on Form 8-K were filed during the three month period ended March 31, 2004:

         (i) Report on Form 8-K filed on January 20, 2004, concerning the acquisition of Prototec Laser Welding, Inc. ("LWI").

         (ii) Report on Form 8-K filed on February 11, 2004, concerning the financial results of the Company for the year ended December 31, 2003.

         (iii) Report on Form 8-K filed on March 26, 2004, concerning the Company's issuance of $40 million in 4% convertible subordinated notes.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NOBLE INTERNATIONAL, LTD.

Dated: May 11, 2004                 By: /s/ Jay J. Hansen
                                       -----------------------------
                                            Jay J. Hansen,
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