Form 10-Q
period 2004-06-30
NOBLE INTERNATIONAL LTD
filed 2004-08-13
CIK 1034258

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR

[   ]    TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------   -------------------------

Commission File Number:   001-13581
                       ------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                             -------   -------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes        No   X
   -------   -------

         The number of shares of the registrant's common stock, $.001 par value, outstanding as of August 4, 2004 was 9,183,144.

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



                                TABLE OF CONTENTS



PART I:  FINANCIAL INFORMATION.................................................3

   ITEM 1:  FINANCIAL STATEMENTS...............................................3
     Consolidated Balance Sheets as of December 31, 2003 and June 30, 2004
     (unaudited)...............................................................3
     Consolidated Statements of Income (unaudited) for the Three and Six
     Month Periods Ended June 30, 2003 and 2004 ...............................4
     Consolidated Statements of Cash Flows (unaudited) for the Three and
     Six Month Periods Ended June 30, 2003 and 2004............................5
     Consolidated Statements of Comprehensive Income (unaudited) for the
     Three and Six Month Periods Ended June 30, 2003 and 2004..................6
     Notes to Consolidated Financial Statements (unaudited)....................7
   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.............................................14
   ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........18
   ITEM 4:  DISCLOSURE CONTROLS AND PROCEDURES.......... .....................19

PART II - OTHER INFORMATION...................................................20

   ITEM 1:  LEGAL PROCEEDINGS.................................................20
   ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................20
   ITEM 3:  DEFAULTS UPON SENIOR SECURITIES...................................20
   ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............20
   ITEM 5:  OTHER INFORMATION.................................................20
   ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K..................................20

                         PART I: FINANCIAL INFORMATION


                          ITEM 1: FINANCIAL STATEMENTS


                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)



                                                          DECEMBER 31          JUNE 30
                                                              2003               2004
                                                          -----------         ---------
ASSETS                                                                        Unaudited
Current Assets:
  Cash and cash equivalents                                 $     715         $   7,467
  Accounts receivable, trade, net                              34,030            58,629
  Note receivable                                               1,799             1,740
  Inventories                                                  14,543            18,502
  Income taxes refundable                                       5,920                --
  Other current assets                                          3,909             3,401
                                                            ---------         ---------
Total Current Assets                                           60,916            89,739

  Property, plant & equipment                                  70,059            77,964
  Accumulated depreciation                                    (22,940)          (27,013)
                                                            ---------         ---------
Property, Plant & Equipment, net                               47,119            50,951

Other Assets:
  Goodwill                                                     11,839            19,870
  Other intangible assets, net                                    183             2,105
  Other assets, net                                            12,890            13,303
                                                            ---------         ---------
Total Other Assets                                             24,912            35,278
Assets Held for Sale                                           10,036             3,889
                                                            ---------         ---------
TOTAL ASSETS                                                $ 142,983           179,857
                                                            =========         =========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                          $  29,517         $  54,538
  Accrued liabilities                                           4,967             7,374
  Income taxes payable                                             --             3,161
  Current maturities of long-term debt                          9,999             1,975
  Conversion option derivative liability                           --             2,950
  Deferred income taxes                                            54                54
                                                            ---------         ---------
Total Current Liabilities                                      44,537            70,052

Long-Term Liabilities:
  Deferred income taxes                                         3,860             3,855
  Convertible subordinated debentures, net of discount          7,026            36,750
  Long-term debt, excluding current maturities                 35,974               764
                                                            ---------         ---------
Total Long-Term Liabilities                                    46,860            41,369
Liabilities Held for Sale                                         775                --
STOCKHOLDERS' EQUITY
  Common stock                                                      9                 9
  Additional paid-in capital                                   38,161            50,207
  Retained earnings                                            12,490            18,130
  Accumulated comprehensive income, net                           151                90
                                                            ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                                     50,811            68,436
                                                            ---------         ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $ 142,983         $ 179,857
                                                            =========         =========



  The accompanying notes are an integral part of these consolidated financial statements

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (Unaudited, in thousands, except share and per share data)



                                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                        JUNE 30                               JUNE 30
                                                                 2003              2004               2003                2004
                                                            ------------       ------------       ------------       ------------
Net sales                                                   $     40,037       $     87,392       $     79,661       $    168,996
Cost of sales                                                     33,478             77,608             67,087            149,057
                                                            ------------       ------------       ------------       ------------
  Gross margin                                                     6,559              9,784             12,574             19,939
Selling, general and administrative expenses                       2,669              3,640              5,638              7,892
                                                            ------------       ------------       ------------       ------------
  Operating profit                                                 3,890              6,144              6,936             12,047
Interest income                                                      209                 66                364                163
Interest expense                                                    (676)              (891)              (997)            (2,007)
Change in fair value of conversion option derivative                  --                595                 --                595
  liability
Other, net                                                           272                217                270                344
                                                            ------------       ------------       ------------       ------------
  Earnings from continuing operations before income
    taxes                                                          3,695              6,131              6,573             11,142
Income tax expense                                                 1,267              1,990              2,225              3,693
                                                            ------------       ------------       ------------       ------------
  Earnings on common shares from continuing operations             2,428              4,141              4,348              7,449
Discontinued operations:
(Loss) from discontinued operations                                 (300)                --               (992)              (121)

Gain (loss) on sale of discontinued operations                        --                 --               (677)               121
                                                            ------------       ------------       ------------       ------------
  Net earnings on common shares                             $      2,128       $      4,141       $      2,679       $      7,449
                                                            ============       ============       ============       ============
BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Earnings per share from continuing operations             $       0.31       $       0.45       $       0.56       $       0.78
  (Loss) from discontinued operations                              (0.04)                --              (0.13)             (0.01)
  Gain (loss) on sale of discontinued operations                      --                 --              (0.09)              0.01
                                                            ------------       ------------       ------------       ------------
  Basic earnings per common share                           $       0.28       $       0.45       $       0.35       $       0.78
                                                            ============       ============       ============       ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE
  Earnings per share from continuing operations             $       0.29       $       0.40       $       0.53       $       0.76
  (Loss) from discontinued operations                              (0.03)                --              (0.11)             (0.01)
  Gain (loss) on sale of discontinued operations                      --                 --              (0.08)              0.01
                                                            ------------       ------------       ------------       ------------
  Diluted earnings per common share                         $       0.26       $       0.40       $       0.34       $       0.76
                                                            ============       ============       ============       ============
  Dividends declared and paid                               $       0.08       $       0.10       $       0.16       $       0.20
                                                            ============       ============       ============       ============

Basic weighted average common shares outstanding               7,723,710          9,116,063          7,723,296          9,015,707
Diluted weighted average common shares outstanding             8,935,602         10,632,661          8,921,814         10,065,438




    The accompanying notes are integral part of these consolidated financial statements

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)



                                                                             SIX MONTHS ENDED
                                                                                  JUNE 30
                                                                            2003           2004
                                                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Earnings on common shares from continuing operations                    $  4,348       $  7,449
  Adjustments to reconcile earnings
    to net cash provided by (used in) continuing operations
      Interest expense                                                         269          1,046
      Depreciation of property, plant and equipment                          3,193          4,702
      Amortization of intangible assets                                        100            101
      Deferred income taxes                                                   (903)            (5)
      Loss on sale of property and equipment                                     2             --
      Change in fair value of conversion option derivative liability            --           (595)
      Stock compensation expense                                                37             37
Changes in assets and liabilities
      Increase in accounts receivable                                       (9,235)       (19,557)
      Increase in inventories                                               (5,945)        (1,438)
      Decrease (increase) in prepaid expenses                               (2,018)           770
      Decrease in other operating assets                                         4             53
      Increase in accounts payable                                           8,098         19,661
      Increase in income taxes payable                                       1,117          9,081
      Increase in accrued liabilities                                          712            932
                                                                          --------       --------
        Net cash provided by (used in) continuing operations                  (221)        22,237
        Net cash used in discontinued operations                            (3,096)          (128)
                                                                          --------       --------
        Net cash provided by (used in) operating activities                 (3,317)        22,109
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                (6,463)        (5,475)
  Proceeds from sale of discontinued operations                              4,718          5,500
  Acquisition of business, net of cash acquired                                 --        (13,605)
  Proceeds from Notes Receivable on sale of discontinued
    operations                                                                  --            500
                                                                          --------       --------
        Net cash used in investing activities                               (1,745)       (13,080)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                        75          2,193
  Financing fees                                                                --         (1,758)
  Proceeds from issuance of convertible subordinated debentures                            40,000
  Dividends paid on common stock                                            (1,239)        (1,809)
  Redemption of convertible subordinated debentures                             --           (826)
  Payments on long-term debt                                                  (138)          (125)
  Net borrowings (payments) on credit facility                               6,044        (40,060)
                                                                          --------       --------
        Net cash provided by (used in) financing activities                  4,742         (2,385)
Effect of exchange rate changes on cash                                        316            108
                                                                          --------       --------
        Net increase (decrease) in cash                                         (4)         6,752
Cash and cash equivalents at beginning of period                             1,154            715
                                                                          --------       --------
Cash and cash equivalents at end of period                                $  1,150       $  7,467
                                                                          ========       ========
SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for:
    Interest                                                              $  1,003       $    813
    Taxes                                                                 $  1,244            463
  Fair value of assets acquired, including goodwill                             --         21,325
  Liabilities assumed                                                           --         (7,695)
  Cash paid                                                                     --         13,630

  The accompanying notes are an integral part of these consolidated financial statements

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (Unaudited, in thousands)




                                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                           JUNE 30                    JUNE 30
                                                                     --------------------      --------------------
                                                                       2003        2004          2003         2004
                                                                     -------      -------      -------      -------
Net earnings on common shares                                        $ 2,128      $ 4,141      $ 2,679      $ 7,449

Other comprehensive income (loss), equity
  adjustment from foreign currency translation,
   net                                                                   424           16          666          (61)
                                                                     -------      -------      -------      -------
Comprehensive income, net                                            $ 2,552      $ 4,157      $ 3,345      $ 7,388
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

         Certain information for fiscal year 2003 related to discontinued operations has been reclassified to conform to the current year presentation. Discontinued operations include the Company's logistics and distribution businesses for the three and six month periods ended June 30, 2003 and for the distribution business for the six month period ended June 30, 2004. The accompanying consolidated financial statements as of June 30, 2004 and for the year ended December 31, 2003, include Noble International, Ltd. and its wholly-owned subsidiaries. The following chart outlines the wholly-owned subsidiaries of the Company and their current status.


             WHOLLY-OWNED SUBSIDIARIES OF NOBLE INTERNATIONAL LTD.


              Subsidiary                                                     Acquired/Formed              Status
              ----------                                                     ---------------              ------
Noble Metal Processing - Australia Pty.                                      Formed - 2004                Active
Prototech Laser Welding, Inc. ("LWI")                                        Acquired - 2004              Active
NMP Prototube, LLC ("Prototube")                                             Acquired - 2003              Active
Noble Metal Processing, Inc. ("NMP")                                         Acquired - 1997              Active
Noble Land Holdings, Inc. ("Land Holdings")                                  Formed - 1997                Active
Noble Manufacturing Group, Inc. (formerly Noble Technologies, Inc.)
  ("NMG")                                                                    Formed - 1998                Active
Noble Metal Processing Canada, Inc. ("NMPC")                                 Acquired - 1997              Active
Noble Metal Processing - Kentucky, LLC ("NMPK")                              Formed - 2001                Active
Peco Manufacturing, Inc. ("Peco")                                            Acquired - 2001            Sold - 2004
Pro Motorcar Products, Inc. ("PMP")                                          Acquired - 2000            Sold - 2004
Pro Motorcar Distribution, Inc. ("PMD")                                      Acquired - 2000            Sold - 2004
Monroe Engineering Products, Inc. ("Monroe")                                 Acquired - 1996            Sold - 2004
Noble Logistic Services, Inc. (formerly Assured Transportation & Delivery,
  Inc. and Central Transportation & Delivery, Inc.) ("NLS-CA")               Acquired - 2000         Assets Sold - 2003
Noble Logistic Services Holdings, Inc. (formerly Dedicated Services
  Holdings, Inc. ("NLS-TX")                                                  Acquired - 2000            Sold - 2003
Noble Components & Systems, Inc.                                             Formed - 1998                Inactive
Noble Logistics Services, Inc. ("NLS-MI")                                    Formed - 2000                Inactive


        The Company's continuing operating subsidiaries are organized into a single reporting segment operating in the automotive supply business.

        On January 21, 2004, the Company completed the acquisition of Prototech Laser Welding, Inc. ("LWI") for approximately $13.6 million in cash and the assumption of approximately $0.7 million in subordinated debt and up to an additional $1.0 million payable if certain new business is awarded to Noble within the next twelve months. LWI, based in Clinton Township, Michigan, is a supplier of laser-welded blanks to General Motors. The Company has not completed the allocation of the purchase price pursuant to purchase accounting requirements for LWI as of June 30, 2004. An intangible asset apart from goodwill was recognized related to the fair value of the customer contracts acquired with LWI in the amount of $2.1 million. Goodwill recorded at June 30, 2004 for the LWI acquisition is $8.0 million, subject to final allocation.

        During the second quarter of 2004, the Company entered into an amendment to its Fourth Amended and Restated Credit Agreement ("Credit Facility") which provided, among other things, an extension of the maturity date for the Credit Facility to April 1, 2009, a reduction in the number of banks participating in the Credit Facility from three to one, as well as adjustments to several financial and other covenants. Subsequent to the amendment to the Credit Facility the Company maintains a $35 million revolving credit facility with Comerica Bank which had no outstanding borrowings as of June 30, 2004.

         On March 26, 2004, the Company issued $40 million in 4% unsecured convertible subordinated notes (the "Notes") in a private placement. The Notes have a three year term, maturing on March 31, 2007 and may be extended another three years at the holders' option. The Notes are convertible at the holders' option at anytime prior to maturity into shares of the Company's common stock at $32 per share (subject to adjustment pursuant to the terms of the Note). The interest rate on the Notes is 4% and is fixed for the entire term. Proceeds from the Notes were used to reduce the Company's current bank borrowings, including paying off the term loan balance and reduce amounts outstanding under the $35.0 million Credit Facility. The holders of the Notes have a right to participate in dividends declared and paid to the Company's common shareholders to the extent that such dividends exceed $0.48 per share (in any twelve month period) within the initial three year term on the Notes. The holders' participation rights are only on the amount, if any, in excess of $0.48 per share. The holders are not entitled to participate in any dividends after the initial three year term.

         The terms of conversion option were evaluated by the Company to determine if it gave rise to an embedded derivative instrument that would need to be accounted for separately in accordance with Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities" and Emerging Issues Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company concluded that certain provisions which are contingent upon a change in control of the Company and allow for a net cash settlement of the conversion option qualified as an embedded derivative and did not meet the scope exceptions of SFAS 133. Therefore, the Company was required to bifurcate the conversion option and establish the fair value of the embedded derivative separate from the debt instrument and record it as a derivative liability. At issuance of the Notes, the holders conversion right had an estimated initial fair value of $3.5 million, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet. The discount on the Notes will be accreted to par value over the term of the Notes through quarterly non-cash charges to interest expense over the initial three year term. The derivative liability associated with the conversion option will be adjusted quarterly for changes in fair value over the term of the Notes with the corresponding charge or credit to other expense or income. The estimated fair value of the holder's conversion option was determined using a convertible bond valuation model which utilizes assumptions including: The historical stock price volatility; risk-free interest rate; credit spreads; remaining maturity; and the current stock price.

         As a result of the participation right related to the Notes, in accordance with EITF 03-6: "Participating Securities and the Two Class Method under SFAS 128, Earnings Per Share" for purposes of calculating basic earnings per share, undistributed earnings are allocated to common stock and the Notes holders based upon the assumption that all of the earnings for the period are distributed. If earnings for a given period exceed $0.48 per share, undistributed earnings in excess of $0.48 per share are allocated to the Notes holders according to the terms of the Notes. Accordingly, for the three and six month periods ended June 30, 2004, basic earnings per share ("EPS") is computed based upon net earnings calculated as detailed in following schedule:

                                                       THREE MONTHS                 SIX MONTHS
                                                    ENDED JUNE 30, 2004        ENDED JUNE 30, 2004
                                                    -------------------        -------------------
Net earnings on common shares as reported                          $4,141                    $7,449

Net earnings allocated to participating
securities                                                             --                       380
                                                                   ------                    ------
Net earnings on common shares after
allocation to participating securities                             $4,141                    $7,069
                                                                   ======                    ======


         Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Calculation of diluted EPS assumes the exercise of common stock options and warrants, when dilutive, and the impact of restricted stock and the assumed conversion of convertible debt, when dilutive. The following tables reconcile the numerator and denominator to calculate basic and diluted EPS from continuing operations for the three and six month periods ended June 30, 2003 and 2004 (in thousands, except share and per share amounts; per share amounts are subject to rounding).


                                                                            THREE MONTHS ENDED JUNE 30
                                               ------------------------------------------------------------------------------------
                                                                2003                                        2004
                                               ---------------------------------------   ------------------------------------------
                                               NET EARNINGS      SHARES      PER SHARE   NET EARNINGS        SHARES       PER SHARE
                                               (NUMERATOR)   (DENOMINATOR)     AMOUNTS    (NUMERATOR)     (DENOMINATOR)     AMOUNTS
                                               -----------   -------------     -------    -----------     -------------     -------
Basic earnings per common share
 Earnings on common shares from
  continuing operations                        $    2,428       7,723,710      $  0.31     $    4,141       9,116,063      $   0.45

 Effect of dilutive securities:
 Contingently issuable shares                          --          27,252           --             --          18,260            --
 Convertible debentures                               181       1,120,489        (0.02)            70       1,381,585         (0.05)
 Net earnings allocated to participating
  securities                                           --              --           --             --              --            --
 Stock Options                                         --          64,151           --             --         116,753            --
                                               ----------      ----------      -------     ----------      ----------      --------
Earnings on common shares from continuing
 operations assuming dilution                  $    2,609       8,935,602      $  0.29     $    4,211      10,632,661      $   0.40
                                               ==========      ==========      =======     ==========      ==========      ========






                                                                          SIX MONTHS ENDED JUNE 30
                                               --------------------------------------------------------------------------------

                                                                2003                                       2004
                                               ---------------------------------------   --------------------------------------
                                               NET EARNINGS     SHARES       PER SHARE   NET EARNINGS    SHARES       PER SHARE
                                               (NUMERATOR)   (DENOMINATOR)    AMOUNTS    (NUMERATOR)  (DENOMINATOR)    AMOUNTS
                                               -----------   -------------    -------    -----------  -------------    -------
Basic earnings per common share
  Earnings on common shares from
    continuing operations                       $    4,348      7,723,296     $   0.56   $    7,069      9,015,707     $   0.78

  Effect of dilutive securities:
  Contingently issuable shares                          --         21,926           --           --         17,973           --
  Convertible debentures                               359      1,120,489        (0.03)         154        895,578        (0.06)
  Net earnings allocated to participating               --             --           --          380             --         0.04
   securities
  Stock Options                                         --         56,103           --           --        136,180        (0.01)
                                                ----------     ----------     --------   ----------     ----------     --------

  Earnings on common shares from continuing
   operations assuming dilution                 $    4,707      8,921,814     $   0.53   $    7,603     10,065,438     $   0.76
                                                ==========     ==========     ========   ==========     ==========     ========

         The diluted EPS net earnings adjustments (net of applicable taxes) related to convertible debentures are as follows:


                                                           THREE MONTHS                 SIX MONTHS
                                                          ENDED JUNE 30                ENDED JUNE 30
                                                        2003        2004             2003         2004
                                                       -------------------          -------------------

Interest on convertible debentures, net of tax         $ 181         $ 370          $ 359         $ 454
Amortization of debt discount                             --           295             --           295
Gain on value of convertible option derivative
liability                                                 --          (595)            --          (595)
                                                       -----         -----          -----         -----

                                                       $ 181         $  70          $ 359         $ 154
                                                       =====         =====          =====         =====




         The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation," and SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." As allowed by SFAS 123, the Company has elected to continue to follow APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized under the Company's stock-based compensation plan (the "Plan"). There were no options granted during the first six months of 2004. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan utilizing the Black-Scholes option pricing model, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below for the three and six month periods ended June 30, 2003 and 2004 (in thousands, except per share data):



                                                                   THREE MONTHS                   SIX MONTHS
                                                                   ENDED JUNE 30                 ENDED JUNE 30
                                                                2003           2004           2003           2004
                                                              ------------------------------------------------------
Net earnings on common shares from continuing operations
as reported                                                   $   2,428      $   4,141      $   4,348      $   7,449
  Less: Total employee stock option expense under the
    fair value method, net of related tax effects                    51             42            102             85
                                                              ---------      ---------      ---------      ---------
  Pro forma                                                       2,377          4,099          4,246          7,364

Basic earnings per share from continuing operations
  As reported                                                 $    0.31      $    0.45      $    0.56      $    0.78
  Pro forma                                                        0.31           0.45           0.55           0.77

Diluted earnings per share from continuing operations
  As reported                                                 $    0.29      $    0.40      $    0.53      $    0.76
  Pro forma                                                        0.29           0.39           0.52           0.75




NOTE B--GOODWILL AND OTHER INTANGIBLE ASSETS



                                                 NMP          Prototube        LWI            Total
                                               Purchase        Purchase      Purchase       Goodwill
                                               -----------------------------------------------------
            Goodwill, December 31, 2003         $11,463        $   376        $    --        $11,839

            Purchase of LWI                          --             --          8,031          8,031
                                                -------        -------        -------        -------

            Goodwill, net June 30, 2004         $11,463        $   376          8,031        $19,870
                                                =======        =======        =======        =======

       Consistent with SFAS 141, "Business Combinations," in conjunction with the purchase of LWI, an intangible asset apart from Goodwill was recognized related to the fair value of the customer contracts acquired with the purchase of LWI. A fair value of $2.1 million was determined for these contracts at the time of acquisition using a discounted cash flow model. This intangible asset is being amortized over ten years.

       Total amortization expense for all intangible assets for the three month and six month periods ending June 30, 2003 was $0.05 million and $0.1 million, respectively. Total amortization expense for all intangible assets for the three month and six month periods ended June 30, 2004 was $0.1 million and $0.15 million, respectively. Components of other intangible assets, net (in thousands) are as follows:


                                                            DECEMBER 31, 2003                        JUNE 30, 2004
                                                  -------------------------------------   ------------------------------------
                                                    GROSS         ACCUM                     GROSS        ACCUM
                                                    VALUE         AMORT      NET VALUE      VALUE        AMORT       NET VALUE
                                                   -----------------------------------     -----------------------------------
Value of customer contracts - LWI acquisition      $    --      $    --       $    --      $ 2,073      $   (51)      $ 2,022

Covenants not to compete                             1,400       (1,217)          183        1,400       (1,317)           83
                                                   -------      -------       -------      -------      -------       -------
Other Intangible Assets, net                       $ 1,400      $(1,217)      $   183      $ 3,473      $(1,368)      $ 2,105
                                                   =======      =======       =======      =======      =======       =======



NOTE C--INVENTORIES


         Inventories at December 31, 2003 and June 30, 2004 consisted of the following (in thousands):

                                    DECEMBER 31         JUNE 30
                                       2003               2004
                                    -----------         -------
          Raw materials              $ 5,242            $ 5,321
          Work in process              5,067              8,234
          Finished goods               4,234              4,947
                                     -------            -------
            Total Inventory          $14,543            $18,502
                                     =======            =======

NOTE D--GEOGRAPHIC INFORMATION

         The Company classifies continuing operations into one industry segment. This segment is within the automotive industry. The following tables identify the breakdown of the Company's net sales by country (which are classified based upon country of production) and long-lived assets by country, which consist primarily of fixed assets and intangible assets including goodwill (in thousands):

                         THREE MONTHS ENDED JUNE 30   SIX MONTHS ENDED JUNE 30
     NET SALES               2003          2004           2003          2004
                           --------      --------       --------      --------
     United States         $ 30,158      $ 66,140       $ 61,172      $132,808
     Canada                   9,879        21,134         18,489        35,998
     Australia                   --           118             --           190
                           --------      --------       --------      --------
                           $ 40,037      $ 87,392       $ 79,661      $168,996
                           ========      ========       ========      ========

                                      DECEMBER 31       JUNE 30
     LONG-LIVED ASSETS                    2003           2004
                                      -----------      ---------

     United States                     $  55,225       $  94,161
     Canada                                3,916           5,297
     Australia                                --             481
                                       ---------       ---------
                                       $  59,141       $  99,939
                                       =========       =========


NOTE E - DISCONTINUED OPERATIONS

         On March 21, 2003, the Company completed the sale of its logistics group for approximately $11.1 million in cash and notes as well as the assumption of substantially all payables and liabilities. The transaction included cash of $2.0 million at closing, two short-term notes totaling approximately $5.1 million, a $1.5 million three-year amortizing note and a $2.5 million five-year amortizing note. The two long-term notes bear an annual interest rate of 4.5% and will be repaid in equal monthly installments. The notes are secured by the stock of the buyer in the entities purchased. On August 14, 2003 the Company and the issuer of the short-term notes amended the repayment terms of the remaining balance on the short-term notes. The amended terms provide for repayment of the short-term notes by July 31, 2004 and for payment of interest on the outstanding balance at an annual rate of 7%. As of June 30, 2004 the Company has received approximately $6.5 million in proceeds from the sale of the logistics business, including $2.0 million at closing and $4.5 million in payments on the notes. As of June 30, 2004, the balance on the short-term and long term notes was $4.6 million. On August 10, 2004, the Company received approximately $1.7 million in payments due on the short-term notes.

         The results for the logistics group included in discontinued operations for the three and six month periods ended June 30, 2003 and 2004 (in thousands) are as follows:

                                                 THREE MONTHS ENDED
                                            JUNE 30             JUNE 30
                                              2003                2004
                                           ------------------------------
     Revenue                               $        --        $        --
     (Loss) from operations, after-tax     $      (375)       $        --
     (Loss) on sale, after-tax             $        --        $        --



                                                  SIX MONTHS ENDED
                                               JUNE 30         JUNE 30
                                                2003             2004
                                           ------------------------------
     Revenue                               $    14,800       $         --
     (Loss) from operations, after-tax     $    (1,182)      $       (121)
     (Loss) on sale, after-tax             $      (677)      $         --

        The Company made the decision to exit the distribution (Monroe, PMP, PMD and Peco) business in the fourth quarter of 2003 and has classified this operation as discontinued. On January 28, 2004 the Company completed the sale of the distribution business to an entity in which the Company's Chairman and another officer have an interest for approximately $5.5 million in cash. An independent committee of the board of directors of the Company was established to evaluate, negotiate and complete the transaction. In addition, an independent opinion regarding the fairness transaction was obtained.

         The results for the distribution business included in discontinued operations for the three and six month periods ended June 30, 2003 and 2004 (in thousands) are as follows:


                                                 THREE MONTHS ENDED
                                              JUNE 30          JUNE 30
                                               2003              2004
                                            ----------------------------
     Revenue                                $    1,160        $       --
     Earnings from operations, after-tax    $       75        $       --
     Gain on sale, after-tax                $       --        $       --


                                                  SIX MONTHS ENDED
                                             JUNE 30            JUNE 30
                                               2003              2004
                                            -----------------------------
     Revenue                                $    2,384        $        --
     Earnings from operations, after-tax    $      190        $        --
     Gain on sale, after-tax                $       --        $       121


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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


GENERAL

        Noble International Ltd., through its subsidiaries, is a full-service provider of tailored laser welded blanks for the automotive industry. In the fourth quarter of 2002 the Company made the strategic decision to exit the logistics business and has classified this segment as discontinued. The sale of the logistics segment was completed in March 2003 for approximately $11.1 million in cash and notes. In the fourth quarter of 2003, the Company made the strategic decision to exit the distribution business and has classified this segment as discontinued. The sale of the distribution business was completed in January 2004 for approximately $5.5 million in cash to a related party. In January 2004, the Company completed the acquisition of Prototech Laser Welding, Inc. ("LWI") for approximately $13.6 million in cash and the assumption of approximately $0.7 million in subordinated debt and up to an additional $1.0 million payable if certain new business is awarded to the Company within the next twelve months. The Company has not completed the allocation of the purchase price pursuant to purchase accounting requirements as of June 30, 2004. An intangible asset apart from Goodwill was recognized related to the value of the customer contracts acquired with the purchase of LWI in the amount of $2.1 million. Goodwill recorded at June 30, 2004 related to the LWI acquisition was $8.0 million, subject to completion of the allocation of purchase price pursuant to purchase accounting requirements. LWI, based in Clinton Township, Michigan, is a supplier of laser-welded blanks to General Motors Corporation.


RESULTS OF CONTINUING OPERATIONS

         The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the MD&A section included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for the year ended December 31, 2003.

         Net Sales. Net sales for the three months ended June 30, 2004 were $87.4 million, an increase of $39.9 million or 118% compared to the same period in 2003. Net sales for the six months ended June 30, 2004 were $169.0 million, and increase of $89.3 million or 112% compared to the same period in 2003. These increases in revenues are attributable primarily to higher production volumes on certain vehicles, higher steel content in sales, new product launches and sales from the acquisition of LWI.

         Cost of Sales. Cost of sales for the three month period ended June 30, 2004 increased by $44.1 million to $77.6 million, an increase of 132% compared to the same period in 2003. Cost of sales for the six month period ended June 30, 2004 increased by $82.0 million to $149.1 million, an increase of 122% compared to the same period in 2003. These increases were primarily the result of increased sales, including increased steel content in sales. Cost of sales as a percentage of sales increased to 88.8% in the three month period ended June 30, 2004 from 83.6% in the same period in 2003. Cost of sales as a percentage of sales increased to 88.2% in the six month period ended June 30, 2004 from 84.2% in the same period in 2003. This increase in cost of sales as a percentage of net sales is primarily the result of higher steel content in cost of sales for the first half of 2004 compared to the first half of 2003.

         Gross Margin. Gross margin increased by $3.2 million, or 49%, to $9.8 million for the three months ended June 30, 2004, from $6.6 million for the comparable period in 2003. Gross margin increased by $7.3 million, or 59%, to $19.9 million for the six months ended June 30, 2004, from $12.6 million for the comparable period in 2003. The increase in gross margin was primarily the result of increased sales. For the three and six month periods ended June 30, 2004, gross margin as a percentage of sales (11.2% and 11.8%, respectively) decreased compared to the three and six month periods ended June 30, 2003 (16.4% and 15.8%, respectively). Gross margin as a percentage of sales has decreased primarily as a result of the increased steel content in sales and cost of sales compared to total sales for the same periods in 2003.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased by $0.9 million to $3.6 million for the three-month period ended June 30, 2004 as compared to $2.7 million in the comparable period in 2003. SG&A increased by $2.3 million to $7.9 million for the six-month period ended June 30, 2004 as compared to $5.6 million in the comparable period in 2003. For the three and six month periods ended June 30, 2004, SG&A as a percentage of sales (4.2% and 4.7%, respectively) decreased compared to the three and six month periods ended June 30, 2003 (7.9% and 7.1%, respectively). The dollar value increase in SG&A is driven primarily by the increase in sales and production activities of the Company. Included in SG&A in the first half of 2004 is bad debt expense of $0.3 million primarily related to the bankruptcy of a Canadian steel company. Included in SG&A for the six-month period ended June 30, 2003 is a restructuring charge of $0.65 million.

         Operating Profit. As a result of the foregoing factors, operating profit increased $2.2 million, or 58%, to $6.1 million for the three month period ended June 30, 2004 from $3.9 million for the same period in 2003. Operating profit increased $5.1 million, or 74%, to $12.0 million for the six month period ended June 30, 2004 from $6.9 million for the same period in 2003. For the three and six month periods ended June 30, 2004, operating profit as a percentage of net sales (7.0% and 7.1%, respectively) decreased compared to the three and six month periods ended June 30, 2003 (9.7% and 8.7%, respectively). The decrease as a percentage of net sales is driven primarily by the increased steel content in sales for the first half of 2004 compared to the first half of 2003.

         Interest Income. Interest income decreased by $0.1 million, or 68% to $0.1 million for the three-month period ended June 30, 2004 from $0.2 million for the same period in 2003. Interest income decreased by $0.2 million, or 55% to $0.2 million for the six month period ended June 30, 2004 from $0.4 million for the same period in 2004. The decrease in interest income was primarily due to lower balances on interest bearing assets.

         Interest Expense. Interest expense increased by $0.2 million to $0.9 million for the three-month period ended June 30, 2004 from $0.7 million for the comparable period of 2003. Interest expense increased by $1.0 million to $2.0 million for the six-month period ended June 30, 2004 from $1.0 million for the comparable period of 2003. During the first quarter of 2004, the Company recorded an expense of $0.4 million as a result of the write-off of deferred financing fees related to the repayment of the term loan portion of the Company's credit facility. During the second quarter of 2004, the Company recorded an expense of $0.3 million related to the amortization of the debt discount attributable to the convertible notes. For the first quarter of 2003, a portion of interest expense was allocated to discontinued operations.

         Other, net. Other, net for the three and six month periods ended June 30, 2004 remained relatively consistent with the Other, net for the three and six month periods ended June 30, 2003. Other, net consists primarily of dividend income.

         Change in Fair Value of Conversion Option Derivative Liability. Pursuant to SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," the Company has bifurcated the conversion option and established the fair value of the embedded derivative separate from the debt instrument and recorded it as a derivative liability. At issuance of the convertible notes, the estimated initial fair value of embedded derivative liability was $3.5 million, which was recorded as a discount to the convertible notes and a derivative liability on the consolidated balance sheet. This derivative liability will be adjusted quarterly for changes in fair value over the term of the convertible notes with the corresponding charge or credit to other expense or income. During the three month period ended June 30, 2004, the Company recognized a $0.6 million gain based upon the fair value of the embedded derivative liability as of June 30, 2004.

         Income Tax Expense. Income tax expense for the three month period ended June 30, 2004 increased 57%, or $0.7 million, to $2.0 million, an effective tax rate of 32.5%, from $1.3 million, an effective tax rate of 34.3%, for the comparable period in 2003. Income tax expense for the six month period ended June 30, 2004 increased 66%, or $1.5 million, to $3.7 million, an effective tax rate of 33.1%, from $2.2 million, an effective tax rate of 33.9%, for the comparable period in 2003. The increase in income tax expense is due primarily to increased earnings.

         Earnings on Common Shares from Continuing Operations. As a result of the foregoing factors, earnings on common shares from continuing operations increased for the three month period ended June 30, 2004 to $4.1 million from $2.4 million for the comparable period of the prior year, an increase of 71%. Earnings on common shares from continuing operations increased for the six month period ended June 30, 2004 to $7.4 million from $4.3 million for the comparable period of the prior year, an increase of 71%.

         Net Earnings on Common Shares. Net earnings on common shares increased by $2.0 million to $4.1 million for the three-month period ended June 30, 2004 compared to the same period in 2003. Included in discontinued operations in the second quarter of 2003 is a $0.4 million loss from the logistics business offset by earnings of $0.1 million from the distribution business. Net earnings on common shares increased by $4.7 million to $7.4 million for the six-month period ended June 30, 2004 compared to the same period in 2003. Included in discontinued operations for in the first half of 2003 is a $1.9 million loss from the logistics business offset by earnings of $0.2 million from the distribution business.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equity and debt financings. Working capital needs and capital equipment requirements in the continuing operations have increased as a result of the growth of the Company and are expected to continue to increase. Anticipated increases in required working capital and capital equipment expenditures are expected to be met from cash flow from operations, equipment financing and borrowings under the Company's credit facility. As of June 30, 2004, the Company had a working capital surplus of approximately $19.7 million. The Company completed the sale of its distribution business in January 2004 which resulted in cash proceeds of $5.5 million at closing. In addition, the Company completed the acquisition of LWI in January of 2004 for $13.6 million in cash and the assumption of $0.7 million in debt and up to an additional $1.0 million payable if certain new business is awarded to the Company. During the first quarter of 2004 the Company received approximately $6.1 million in a tax refund. Availability under the Company's revolving credit facility was approximately $34.6 million as of June 30, 2004.

         On March 26, 2004, the Company issued $40.0 million in 4% unsecured convertible subordinated notes (the "Notes") in a private placement. The Notes have a three year term, maturing on March 31, 2007 and may be extended another three years at the holder's option. The Notes are convertible at the holders' option at anytime prior to maturity into shares of the Company's common stock at $32 per share (subject to adjustment pursuant to the terms of the Note). The interest rate on the Notes is 4% and is fixed for the entire term. Proceeds from the Note were used to reduce the Company's current bank borrowings, including paying off the term loan balance and reduce amounts outstanding under the $35.0 million revolving credit facility. The holders of the Notes have a right to participate in dividends declared and paid to the Company's common shareholders to the extent that such dividends exceed $0.48 per share (in any twelve month period) within the initial three year term on the Notes. The holders' participation rights are only on the amount, if any, in excess of $0.48 per share. The holders are not entitled to participate in any dividends after the initial three year term.

         The terms of the Notes include a right of the holders of the Notes to convert the Notes into the Company's common stock at $32 per share. This right was evaluated by the Company to determine if it gave rise to an embedded derivative instrument that would need to be accounted for separately in accordance with Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative

Instruments and Hedging Activities" and Emerging Issues Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company concluded that certain provisions which are contingent upon a change in control of the Company and allow for a net cash settlement of the conversion option qualified as an embedded derivative and did not meet the scope exceptions of SFAS 133. Therefore, the Company was required to bifurcate the conversion option and establish the fair value of the embedded derivative separate from the debt instrument and record it as a derivative liability. At issuance of the Notes, the holders conversion right had an estimated initial fair value of $3.5 million, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet. The discount on the Notes will be accreted to par value over the term of the Notes through quarterly non-cash charges to interest expense over the initial three year term. The derivative liability associated with the conversion option will be adjusted quarterly for changes in fair value over the term of the Notes with the corresponding charge or credit to other expense or income. The estimated fair value of the holder's conversion option was determined using a convertible bond valuation model which utilizes assumptions including: The historical stock price volatility; risk-free interest rate; credit spreads; remaining maturity; and the current stock price.

        During the first six months of 2004, holders of approximately $9.9 million in the Company's 1998 6% subordinated debentures ("1998 Debentures") exercised their option to convert their 1998 Debentures into the Company's common stock. On February 2, 2004 the Company made a mandatory retirement payment pursuant to the terms of the 1998 Debentures of $0.8 million. The balance of 1998 Debentures outstanding after the conversions and the mandatory retirement payment is approximately $1.7 million at June 30, 2004. The Company called the remaining balance of the 1998 Debentures and expects a substantial portion of the remaining balance will be converted in the third quarter of 2004.

        The Company generated cash from continuing operations of $22.2 million for the six-month period ended June 30, 2004. Net cash generated by continuing operating activities was primarily the result of net earnings, plus non-cash expenses such as depreciation expense, increases in accounts payable and income taxes payable, accrued liabilities, and decreases in prepaid expenses. This cash generated was partially offset by increases in accounts receivable and inventories. The increases in accounts receivable, inventory and accounts payable of $19.6 million, $1.4 million, and $19.7 million, respectively, for the six-month period ended June 30, 2004, are related primarily to the newly launched production programs as well as increased volume in current programs and the acquisition in January 2004 of LWI. Income taxes payable includes income taxes payable and refundable and during the first six months of 2004; the Company received a tax refund of $6.1 million and accrued income tax expense increased by $3.2 million.

        The Company used cash in investing activities of $13.1 million for the six-month period ended June 30, 2004. This was primarily the result of the purchase of fixed assets of $5.5 million, the acquisition of LWI for $13.6 million offset by $5.5 million received in cash from the sale of the distribution business and $0.5 million received from Notes Receivable.

        The Company used $2.4 million in cash flow from financing activities for the six-month period ended June 30, 2004, primarily from the payment of financing fees ($1.8 million), the mandatory retirement payment on the 1998 Debentures ($0.8 million), and the payment of cash dividends ($1.8 million) offset by the receipt of cash related to the issuance of common stock ($2.2 million), primarily pursuant to the exercise of stock options.

        As of June 30, 2004 the Company maintained a $35.0 million secured Credit Facility with Comerica Bank N.A. ("Comerica") with an expiration date of April 2009. During the second quarter of 2004 the Credit Facility was amended to, among other things, extend the maturity to April 2009, reduce the number of participating banks from three to one, and adjust several financial and other covenants. The Credit Facility consists of a $35.0 million revolving loan with no borrowing base formula. The term loan portion of the credit facility was paid off using the proceeds of the issuance of the $40.0 million 4% convertible subordinated notes. There were no outstanding borrowings on the revolving loan at June 30, 2004. Availability under the line of credit was approximately $34.6 million, net of approximately $0.4 million in outstanding letters of credit. The Credit Facility is secured by assets of the Company and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing, and provides the Company with borrowing options for multi-currency loans. Borrowing options include a Eurocurrency rate, or a base rate. Advances under the facility bore interest at an average effective rate of 4.4% for the six-month period ended June 30, 2004. As a result of the repayment of the term loan portion of the credit facility, the Company recorded a write-off of approximately $0.4 million in deferred financing fees in the first quarter of 2004. The unamortized balance of origination costs is $0.6 million at June 30, 2004 and is included in other assets. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $15.0 million.

        The Company has from time to time in prior years been in violation of certain of its financial debt ratio covenants and covenants relating to the issuance of preferred stock and the payment of preferred and common stock dividends, requiring it to obtain waivers of default from its lenders. At June 30, 2004, the Company was in compliance with all of its financial covenants under the Credit Facility.

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

        For the six-month period ended June 30, 2004, the Company guaranteed $3.0 million of SET Enterprises, Inc. ("SET") senior debt in connection with its sale of businesses to SET. The Company would be required to perform under the guarantee if SET was unable to repay or renegotiate its credit facility. The maximum amount the Company would be required to pay is $3.0 million. The Company does not currently carry a liability for this guarantee. The guarantee is unsecured and the Company would be entitled to the proceeds from any liquidation after the senior debt lender had been paid in full. As of June 30, 2004, the Company had not been notified by SET or SET's lender of any default that would require performance under the guarantee. As of June 30, 2004, SET was in violation of certain of its financial covenants pursuant to its credit agreement. SET and its lender are negotiating a renewal of SET's credit facility, including the establishment of new financial covenants. The Company has agreed to extend its guarantee of SET's senior debt in the amount of $3.0 million for one year.

INFLATION

        Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had a material effect on its business over the past two years.


       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


        The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 21% of total revenues for the six-month period ended June 30, 2004. The Company's primary foreign currency exposure is to the Canadian Dollar. During the first quarter of 2004, the Company started an operation in Australia. The Company manages its exposure to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain balance sheet exposures are naturally offset.

        As of June 30, 2004 8% of the Company's long-lived assets were based in its foreign subsidiaries. These assets are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' equity. Accordingly, the Company's consolidated stockholders' equity will fluctuate depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency.

        The Company's financial results are affected by changes in U.S. and foreign interest rates. The Company does not hold financial instruments that are subject to market risk (interest rate risk and foreign exchange risk). There has been no material change to the Company's exposure to market risk since December 31, 2003.


                         ITEM 4: CONTROLS AND PROCEDURES

         Disclosure Controls and Procedures. The Company's President and Chief Executive Officer and the Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures, as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2004, have concluded that as of June 30, 2004, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its subsidiaries required to be disclosed by the Company in the reports it files with the SEC under the Securities Exchange Act of 1934 would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

         Changes in Internal Controls over Financial Reporting. There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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


           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our annual meeting of stockholders was held on May 12, 2004. At the meeting the following matters were submitted to a vote of the stockholders:

     (1) The election of Class II Directors to serve for a three year term expiring at the Annual Meeting of Stockholders to be held in 2007 or until their successors have been duly elected and qualified. The results of the vote were as follows:

                                                      For           Against         Abstain
                                                   ---------        -------         -------
                Daniel J. McEnroe                  6,542,879        834,078              --

                Stuart I. Greenbaum                7,359,204         17,753              --

                Thomas L. Saeli                    7,359,204         17,753              --



     (2) Ratification of Deloitte & Touche LLP as independent public accountants of the Company. The results of the vote were as follows:


                                                      For          Against         Abstain
                                                   ---------      ---------        -------
                Deloitte & Touche LLP              5,929,132      1,236,865         12,273


                            ITEM 5: OTHER INFORMATION

     Not applicable.


                    ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


Exhibit No.        Description
-----------        -----------

31.1 Certification by the President and Chief Executive Officer pursuant to Rule 13a-14 (a) of the Securities and Exchange Act of 1934, as amended.

31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14 (a) of the Securities and Exchange Act of 1934, as amended.

32.1 Certification of Periodic Financial Report by the President and Chief Executive Officer and the Chief Financial Officer pursuant to 18 USC ss. 1350, as created by Section 906 of Sarbanes-Oxley Act of 2002.

(b) The following reports on Form 8-K were filed during the three month period ended June 30, 2004:

     (i) Report on Form 8-K filed on April 9, 2004, concerning the disclosure of a change in the date of the 2004 Annual Meeting for stockholders.

     (ii) Report on Form 8-K filed on April 22, 2004, concerning the financial results of the Company for the quarter ended March 31, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NOBLE INTERNATIONAL, LTD.


Dated:  August 13, 2004             By:  /s/  Jay J. Hansen
                                       ---------------------------------------
                                                     Jay J. Hansen,
                                                     Chief Financial Officer

                                  Exhibit Index

Exhibit No.        Description
-----------        -----------

31.1 Certification by the President and Chief Executive Officer pursuant to Rule 13a-14 (a) of the Securities and Exchange Act of 1934, as amended.

31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14 (a) of the Securities and Exchange Act of 1934, as amended.

32.1 Certification of Periodic Financial Report by the President and Chief Executive Officer and the Chief Financial Officer pursuant to 18 USC ss. 1350, as created by Section 906 of Sarbanes-Oxley Act of 2002.