Form 10-Q
period 2004-09-30
NOBLE INTERNATIONAL LTD
filed 2004-11-12
CIK 1034258

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

Commission File Number:  001-13581
                        --------------

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

            The number of shares of the registrant's common stock, $.001 par value, outstanding as of October 31, 2004 was 9,285,195.

                            NOBLE INTERNATIONAL, LTD.
                                 FORM 10-Q INDEX

      This report contains statements (including certain projections and business trends) accompanied by such phrases as "assumes," "anticipates," "believes," "expects," "estimates," "projects," "will" and other similar expressions, that are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Statements regarding future operating performance, new programs expected to be launched and other future prospects and developments are based upon current expectations and involve certain risks and uncertainties that could cause actual results and developments to differ materially. Potential risks and uncertainties include such factors as demand for the company's products, pricing, the company's growth strategy, including its ability to consummate and successfully integrate future acquisitions, industry cyclicality and seasonality, the company's ability to continuously improve production technologies, activities of competitors and other risks detailed in the company's Annual Report on Form 10-K for the year ended December 31, 2003 and other filings with the Securities and Exchange Commission ("SEC"). These forward looking statements are made only as of the date hereof.

                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION .............................................   3

    ITEM 1:  FINANCIAL STATEMENTS ..........................................   3
        Consolidated Balance Sheets as of December 31, 2003 and
         September 30, 2004 (unaudited) ....................................   3
        Consolidated Statements of Income (unaudited) for the Three and
         Nine  Month Periods Ended September 30, 2003 and 2004 .............   4
        Consolidated Statements of Cash Flows (unaudited) for the Three
         and Nine  Month Periods Ended September 30, 2003 and 2004 .........   5
        Consolidated Statements of Comprehensive Income (unaudited) for the
         Three and Nine  Month Periods Ended September 30, 2003 and 2004 ...   6
        Notes to Consolidated Financial Statements (unaudited) .............   7
    ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS .....................................  15
    ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....  20
    ITEM 4:  DISCLOSURE CONTROLS AND PROCEDURES ............................  20

PART II - OTHER INFORMATION ................................................  21

    ITEM 1:  LEGAL PROCEEDINGS .............................................  21
    ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS .....................  21
    ITEM 3:  DEFAULTS UPON SENIOR SECURITIES ...............................  21
    ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........  21
    ITEM 5:  OTHER INFORMATION .............................................  21
    ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K ..............................  21

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                            UNAUDITED
                                                           DECEMBER 31    SEPTEMBER 30
                                                              2003            2004
                                                           -----------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                 $     715       $   3,932
  Accounts receivable, trade, net                              34,030          64,742
  Note receivable                                               2,799           1,000
  Inventories                                                  14,543          20,259
  Income taxes refundable                                       5,920              --
  Other current assets                                          3,909           2,813
                                                            ---------       ---------
Total Current Assets                                           61,916          92,746

  Property, plant & equipment                                  70,059          80,227
  Accumulated depreciation                                    (22,940)        (29,374)
                                                            ---------       ---------
Property, Plant & Equipment, net                               47,119          50,853

Other Assets:
  Goodwill                                                     11,839          20,200
  Other intangible assets, net                                    183           2,003
  Other assets, net                                            11,890          11,885
                                                            ---------       ---------
Total Other Assets                                             23,912          34,088
Assets Held for Sale                                           10,036           3,760
                                                            ---------       ---------
TOTAL ASSETS                                                $ 142,983       $ 181,447
                                                            =========       =========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                          $  29,517       $  56,137
  Accrued liabilities                                           4,967           4,106
  Income taxes payable                                             --           4,308
  Current maturities of long-term debt                          9,999             440
  Conversion option derivative liability                           --             627
  Deferred income taxes                                            54              54
                                                            ---------       ---------
Total Current Liabilities                                      44,537          65,672

Long-Term Liabilities:
  Deferred income taxes                                         3,860           3,864
  Convertible subordinated debentures, net of discount          7,026          37,045
  Long-term debt, excluding current maturities                 35,974               5
                                                            ---------       ---------
Total Long-Term Liabilities                                    46,860          40,914
Liabilities Held for Sale                                         775              --
STOCKHOLDERS' EQUITY
  Common stock                                                      9               9
  Additional paid-in capital                                   38,161          51,908
  Retained earnings                                            12,490          22,061
  Accumulated comprehensive income, net                           151             883
                                                            ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                     50,811          74,861
                                                            ---------       ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $ 142,983       $ 181,447
                                                            =========       =========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           (Unaudited, in thousands, except share and per share data)

                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           SEPTEMBER 30                      SEPTEMBER 30
                                                                      2003             2004             2003             2004
                                                                  ------------     ------------     ------------     ------------
Net sales                                                         $     48,041     $     75,101     $    127,702     $    244,097
Cost of sales                                                           41,358           67,324          108,446          216,381
                                                                  ------------     ------------     ------------     ------------
  Gross margin                                                           6,683            7,777           19,256           27,716
Selling, general and administrative expenses                             2,785            3,520            8,423           11,412
                                                                  ------------     ------------     ------------     ------------
  Operating profit                                                       3,898            4,257           10,833           16,304
Interest income                                                            140               99              504              262
Interest expense                                                          (740)            (787)          (1,737)          (2,794)
Change in fair value of conversion option derivative liability              --            2,323               --            2,918
Other, net                                                                 516             (172)             786              171
                                                                  ------------     ------------     ------------     ------------
  Earnings from continuing operations before income taxes                3,814            5,720           10,386           16,861
Income tax expense                                                       1,099              859            3,324            4,552
                                                                  ------------     ------------     ------------     ------------
  Earnings on common shares from continuing operations                   2,715            4,861            7,062           12,309
Discontinued operations:
Gain (loss) from discontinued operations                                    79               --             (913)            (121)
Gain (loss) on sale of discontinued operations                              --               --             (677)             121
                                                                  ------------     ------------     ------------     ------------
  Net earnings on common shares                                   $      2,794     $      4,861     $      5,472     $     12,309
                                                                  ============     ============     ============     ============

BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Earnings per share from continuing operations                   $       0.35     $       0.52     $       0.92     $       1.25
  Gain (loss) from discontinued operations                                0.01               --            (0.12)           (0.01)
  Gain (loss) on sale of discontinued operations                            --               --            (0.09)            0.01
                                                                  ------------     ------------     ------------     ------------
  Basic earnings per common share                                 $       0.36     $       0.52     $       0.71     $       1.25
                                                                  ============     ============     ============     ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE
  Earnings per share from continuing operations                   $       0.32     $       0.30     $       0.85     $       1.05
  Gain (loss) from discontinued operations                                0.01               --            (0.10)           (0.01)
  Gain (loss) on sale of discontinued operations                            --               --            (0.08)            0.01
                                                                  ------------     ------------     ------------     ------------
  Diluted earnings per common share                               $       0.33     $       0.30     $       0.67     $       1.05
                                                                  ============     ============     ============     ============

  Dividends declared and paid                                     $       0.08     $       0.10     $       0.24     $       0.30
                                                                  ============     ============     ============     ============

Basic weighted average common shares outstanding                     7,779,872        9,240,779        7,744,315        9,095,003
Diluted weighted average common shares outstanding                   9,056,065       10,649,086        8,963,453       10,267,813

               THE ACCOMPANYING NOTES ARE INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                          -----------------------
                                                                            2003           2004
                                                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Earnings on common shares from continuing operations                    $  7,062       $ 12,309
  Adjustments to reconcile earnings
    to net cash provided by (used in) operations
      Interest expense                                                         421          1,505
      Depreciation of property, plant and equipment                          4,843          7,041
      Amortization of intangible assets                                        150            216
      Deferred income taxes                                                 (1,102)            --
      Loss on sale of property and equipment                                     2            137
      Change in fair value of conversion option derivative liability            --         (2,918)
      Stock compensation expense                                                62            205
  Changes in assets and liabilities
      Increase in accounts receivable                                      (12,557)       (25,088)
      Increase in inventories                                               (5,100)        (2,989)
      Decrease (increase) in prepaid expenses                               (2,129)         1,362
      Decrease in other operating assets                                        35             10
      Increase in accounts payable                                           6,344         20,920
      Increase in income taxes payable                                       2,725         10,210
      Increase (decrease) in accrued liabilities                               374         (2,807)
                                                                          --------       --------
          Net cash provided by continuing operations                         1,130         20,113
          Net cash (used in) provided by discontinued operations            (2,553)            46
                                                                          --------       --------
          Net cash (used in) provided by operating activities               (1,423)        20,159

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                (7,734)        (7,490)
  Proceeds from sale of discontinued operations                              5,677          5,455
  Acquisition of business, net of cash acquired                                 --        (13,605)
  Proceeds from Notes Receivable on sale of discontinued operations             --          2,549
                                                                          --------       --------
          Net cash used in investing activities                             (2,057)       (13,091)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                       515          2,193
  Financing fees                                                              (328)        (1,758)
  Proceeds from issuance of convertible subordinated debentures                 --         40,000
  Dividends paid on common stock                                            (1,864)        (2,738)
  Redemption of convertible subordinated debentures                             --           (826)
  Payments on long-term debt                                                  (270)          (936)
  Net borrowings (payments) on credit facility                               4,862        (40,008)
                                                                          --------       --------
          Net cash provided by (used in) financing activities                2,915         (4,073)

Effect of exchange rate changes on cash                                        218            222
                                                                          --------       --------
          Net increase (decrease) in cash                                     (347)         3,217

Cash and cash equivalents at beginning of period                             1,154            715
                                                                          --------       --------
Cash and cash equivalents at end of period                                $    807       $  3,932
                                                                          ========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for:
    Interest                                                              $  2,214       $  1,721
    Taxes                                                                 $  1,561            642
  Fair value of assets acquired, including goodwill                             --         21,399
  Liabilities assumed                                                           --         (7,794)
  Cash paid, net                                                                --         13,605

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (Unaudited, in thousands)

                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                              SEPTEMBER 30               SEPTEMBER 30
                                                          ---------------------      --------------------
                                                           2003          2004         2003         2004
                                                          -------       -------      -------      -------
Net earnings on common shares                             $ 2,794       $ 4,861      $ 5,472      $12,309

Other comprehensive income (loss), equity adjustment
  from foreign currency translation, net                      (66)          793          600          732
                                                          -------       -------      -------      -------

Comprehensive income, net                                 $ 2,728       $ 5,654      $ 6,072      $13,041
                                                          =======       =======      =======      =======

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements for interim reporting do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The December 31, 2003 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K, as filed with the SEC for the period ended December 31, 2003.

      Certain information for fiscal year 2003 related to discontinued operations has been reclassified to conform to the current year presentation. Discontinued operations include the Company's logistics and distribution businesses for the three and nine month periods ended September 30, 2003 and for the distribution business for the nine month period ended September 30, 2004. The accompanying consolidated financial statements as of September 30, 2004 and for the year ended December 31, 2003, include Noble International, Ltd. and its wholly-owned subsidiaries. The following chart outlines the wholly-owned subsidiaries of the Company and their current status.

             WHOLLY-OWNED SUBSIDIARIES OF NOBLE INTERNATIONAL LTD.

       ---------------------------------------------------------------------------------------------------------------------
       Subsidiary                                                                      Acquired/Formed         Status
       ---------------------------------------------------------------------------------------------------------------------
       Noble Metal Processing - Australia Pty.                                         Formed - 2004           Active
       ---------------------------------------------------------------------------------------------------------------------
       Prototech Laser Welding, Inc. ("LWI")                                           Acquired - 2004         Active
       ---------------------------------------------------------------------------------------------------------------------
       NMP Prototube, LLC ("Prototube")                                                Acquired - 2003         Active
       ---------------------------------------------------------------------------------------------------------------------
       Noble Metal Processing, Inc. ("NMP")                                            Acquired - 1997         Active
       ---------------------------------------------------------------------------------------------------------------------
       Noble Land Holdings, Inc. ("Land Holdings")                                     Formed - 1997           Active
       ---------------------------------------------------------------------------------------------------------------------
       Noble Manufacturing Group, Inc. (formerly Noble Techonologies, Inc.)
       ("NMG")                                                                         Formed - 1998           Active
       ---------------------------------------------------------------------------------------------------------------------
       Noble Metal Processing Canada, Inc. ("NMPC")                                    Acquired - 1997         Active
       ---------------------------------------------------------------------------------------------------------------------
       Noble Metal Processing - Kentucky, LLC ("NMPK")                                 Formed - 2001           Active
       ---------------------------------------------------------------------------------------------------------------------
       Peco Manufacturing, Inc. ("Peco")                                               Acquired - 2001       Sold - 2004
       ---------------------------------------------------------------------------------------------------------------------
       Pro Motorcar Products, Inc. ("PMP")                                             Acquired - 2000       Sold - 2004
       ---------------------------------------------------------------------------------------------------------------------
       Pro Motorcar Distribution, Inc. ("PMD")                                         Acquired - 2000       Sold - 2004
       ---------------------------------------------------------------------------------------------------------------------
       Monroe Engineering Products, Inc ("Monroe")                                     Acquired - 1996       Sold - 2004
       ---------------------------------------------------------------------------------------------------------------------
       Noble Logistic Services, Inc. (formerly Assured Transportation & Delivery,
       Inc. and Central Transportation & Delivery, Inc.) ("NLS-CA")                    Acquired - 2000    Assets Sold - 2003
       ---------------------------------------------------------------------------------------------------------------------
       Noble Logistic Services Holdings, Inc. (formerly Dedicated Services
       Holdings, Inc. ("NLS-TX")                                                       Acquired - 2000       Sold - 2003
       ---------------------------------------------------------------------------------------------------------------------
       Noble Components & Systems, Inc.                                                Formed - 1998          Inactive
       ---------------------------------------------------------------------------------------------------------------------
       Noble Logistics Services, Inc. ("NLS-MI")                                       Formed - 2000          Inactive
       ---------------------------------------------------------------------------------------------------------------------

      The Company's continuing operating subsidiaries are organized into a single reporting segment operating in the automotive supply business.

      In January 2004, the Company acquired Prototech Laser Welding, Inc. ("LWI") for approximately $13.6 million in cash and the assumption of approximately $0.7 million in subordinated debt. A contingency payment of up to an additional $1.0 million is payable if certain new business is awarded to the Company by January 2006. Any payment made pursuant to this contingency will be recorded to Goodwill at the time of recognition. Results of operations for LWI are included in Noble financial statements beginning January 2004. The unaudited pro forma combined historical results for the nine months ended September 30, 2003, as if the Company had acquired LWI at the beginning of 2003, are estimated to be (in thousands, except per share amounts):

                                                                NINE MONTHS
                                                                   ENDED
     PRO FORMA INFORMATION                                     SEPT 30, 2003
                                                               -------------
     Net sales                                                  $   144,639

     Earnings on common shares from continuing operations       $     6,500

     Basis earnings per share from continuing operations        $      0.64

     Diluted earnings per share from continuing operations      $      0.61

The pro forma information includes an adjustment for the effect of the amortization of the intangible asset recognized in the acquisition and other accounting adjustments recognized in recording the combination. This pro forma information is not necessarily indicative of future operating results.

      As of September 30, 2004, the Company has completed the allocation of the purchase price for LWI pursuant to purchase accounting requirements. An intangible asset apart from Goodwill of $2.1 million was recognized related to the fair value of the customer contracts acquired with LWI. The table below summarizes the purchase price allocation (in thousands of dollars):

              Current Assets                            $  7,758
              Fixed Assets, net                            3,208
              Intangible Asset                             2,073
              Goodwill                                     8,361
              Current Liabilities                         (7,104)
              Long-Term Liabilities                         (691)

              Purchase Price, net of cash acquired      $ 13,605

      During the second quarter of 2004, the Company entered into an amendment to its Fourth Amended and Restated Credit Agreement ("Credit Facility") which provided, among other things, an extension of the maturity date for the Credit Facility to April 1, 2009, a reduction in the number of banks participating in the Credit Facility from three to one, as well as adjustments to several financial and other covenants. Subsequent to the amendment to the Credit Facility, the Company maintains a $35 million revolving credit facility with Comerica Bank which had no outstanding borrowings as of September 30, 2004.

      On March 26, 2004, the Company issued $40 million in 4% unsecured convertible subordinated notes (the "Notes") in a private placement. The Notes have a three year term, maturing on March 31, 2007 and may be extended another three years at the holders' option. The Notes are convertible at the holders' option at anytime prior to maturity into shares of the Company's common stock at $32 per share (subject to adjustment pursuant to the terms of the Note). The interest rate on the Notes is 4% and is fixed for the entire term. Proceeds from the Notes were used to reduce the Company's current bank borrowings, including paying off the term loan balance and reducing amounts outstanding under the $35.0 million Credit Facility. The holders of the Notes have a right to participate in dividends declared and paid to the Company's common shareholders to the extent that such dividends exceed $0.48 per share (in any twelve month period) within the initial three year term on the Notes. The holders' participation rights are only on the amount, if any, in excess of $0.48 per share. The holders are not entitled to participate in any dividends after the initial three year term.

      The terms of the conversion option were evaluated by the Company to determine if it gave rise to an embedded derivative instrument that would need to be accounted for separately in accordance with Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities" and Emerging Issues Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company concluded that certain provisions which are contingent upon a change in control of the Company and allow for a net cash settlement of the conversion option qualified as an embedded derivative and did not meet the scope exceptions of SFAS 133. Therefore, the Company was required to bifurcate the conversion option and establish the fair value of the embedded derivative separate from the debt instrument and record it as a derivative liability. At issuance of the Notes, the holders' conversion right had an estimated initial fair value of $3.5 million, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet. The discount on the Notes will be accreted to par value over the term of the Notes through quarterly non-cash charges to interest expense over the initial three year term. The derivative liability associated with the conversion option will be adjusted quarterly for changes in fair value over the term of the Notes with the corresponding charge or credit to other expense or income. The estimated fair value of the holder's conversion option was determined using a convertible bond valuation model which utilizes assumptions including: The historical stock price volatility; risk-free interest rate; credit spreads; remaining maturity; and the current stock price.

      As a result of the participation right related to the Notes, in accordance with EITF 03-6: "Participating Securities and the Two Class Method under SFAS 128, Earnings Per Share" for purposes of calculating basic earnings per share, undistributed earnings are allocated to common stock and the Notes holders based upon the assumption that all of the earnings for the period are distributed. If earnings for a given period exceed $0.48 per share, undistributed earnings in excess of $0.48 per share are allocated to the Notes holders according to the terms of the Notes. Accordingly, for the three and nine month period ended September 30, 2004, basic earnings per share ("EPS") is computed based upon net earnings calculated as detailed in following schedule (in thousands of dollars):

                                                                         THREE MONTHS                NINE MONTHS
                                                                   ENDED SEPTEMBER 30, 2004    ENDED SEPTEMBER 30, 2004
                                                                   ------------------------    ------------------------
             Net earnings on common shares as reported                              $ 4,861                     $12,309

             Net earnings allocated to participating securities                          51                         960
                                                                                    -------                     -------

             Net earnings on common shares after allocation to
             participating securities                                               $ 4,810                     $11,349
                                                                                    =======                     =======

      Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Calculation of diluted EPS assumes the exercise of common stock options and warrants, when dilutive, and the impact of restricted stock and the assumed conversion of convertible debt, when dilutive. The following tables reconcile the numerator and denominator to calculate basic and diluted EPS from continuing operations for the three and nine month periods ended September 30, 2003 and 2004 (in thousands, except share and per share amounts; per share amounts are subject to rounding).

      Pursuant to an amendment to the Notes entered into by the Company and the holders of the Notes during the fourth quarter of 2004, the holders of the Notes are no longer able to participate in dividends. In addition, there is a covenant restricting the Company from paying dividends or distributions on its common stock in excess of $0.48 per share in any twelve month period until March 2007. This amendment eliminates the requirement to use the two class method for calculating basic earnings per share for future periods relating to the Notes.

                                                                    THREE MONTHS ENDED SEPTEMBER 30
                                     ----------------------------------------------------------------------------------------------
                                                         2003                                              2004
                                     --------------------------------------------     ---------------------------------------------
                                     Net Earnings       Shares        Per share       Net Earnings        Shares        Per share
                                     (Numerator)    (Denominator)      Amounts        (Numerator)     (Denominator)      Amounts
                                     ------------   -------------    ------------     ------------    -------------    ------------
Basic earnings per common share
  Earnings on common shares from
    continuing operations             $    2,715       7,779,872      $     0.35       $    4,810        9,240,779      $     0.52
  Effect of dilutive securities:
  Contingently issuable shares                --          28,737              --               --           18,755              --
  Convertible debentures                     181       1,120,489           (0.02)          (1,663)       1,323,078           (0.22)
  Net earnings allocated to
    participating securities                  --              --              --               51               --              --
  Stock Options                               --         126,967           (0.01)              --           66,474              --
                                      ----------      ----------      ----------       ----------       ----------      ----------

Earnings on common shares from
  continuing operations assuming
  dilution                            $    2,896       9,056,065      $     0.32       $    3,198       10,649,086      $     0.30
                                      ==========      ==========      ==========       ==========       ==========      ==========

                                                                    NINE MONTHS ENDED SEPTEMBER 30
                                     ----------------------------------------------------------------------------------------------
                                                         2003                                              2004
                                     --------------------------------------------     ---------------------------------------------
                                     Net Earnings       Shares        Per share       Net Earnings        Shares        Per share
                                     (Numerator)    (Denominator)      Amounts        (Numerator)     (Denominator)      Amounts
                                     ------------   -------------    ------------     ------------    -------------    ------------
Basic earnings per common share
  Earnings on common shares from
    continuing operations             $    7,062       7,744,315      $     0.92       $   11,349        9,095,003      $     1.25
  Effect of dilutive securities:
  Contingently issuable shares                --          24,368              --               --           18,235      $       --
  Convertible debentures                     540       1,120,489           (0.06)          (1,509)       1,043,268      $    (0.28)
  Net earnings allocated to
    participating securities                  --              --              --              960               --      $     0.10
  Stock Options                               --          74,281           (0.01)              --          111,307      $    (0.02)
                                      ----------      ----------      ----------       ----------       ----------      ----------

Earnings on common shares from
  continuing operations assuming
  dilution                            $    7,602       8,963,453      $     0.85       $   10,800       10,267,813      $     1.05
                                      ==========      ==========      ==========       ==========       ==========      ==========

      The diluted EPS net earnings adjustments related to convertible debentures are as follows:

                                                                            THREE MONTHS                 NINE MONTHS
                                                                         ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
                                                                         2003          2004          2003          2004
                                                                        -------       -------       -------       -------
          Interest on convertible debentures, net of tax                $   181       $   365       $   540       $   819
          Amortization of debt discount                                      --           295            --           590
          Gain on value of convertible option derivative liability           --        (2,323)           --        (2,918)
                                                                        -------       -------       -------       -------

                                                                        $   181       $(1,663)      $   540       $(1,509)
                                                                        =======       =======       =======       =======

      The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation," and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." As allowed by SFAS 123, the Company has elected to continue to follow APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized under the Company's stock-based compensation plan (the "Plan"). There were no options granted during the first nine months of 2004. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan utilizing the Black-Scholes option pricing model, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below for the three and nine month periods ended September 30, 2003 and 2004 (in thousands, except per share data):

                                                                           THREE MONTHS                    NINE MONTHS
                                                                        ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                                                       2003            2004            2003            2004
                                                                    ----------      ----------      ----------      ----------
      Net earnings on common shares from continuing operations
      as reported                                                   $    2,715      $    4,861      $    7,062      $   12,309
        Less: Total employee stock option expense under the
          fair value method, net of related tax effects                     51              42             153             127
                                                                    ----------      ----------      ----------      ----------
        Pro forma                                                        2,664           4,819           6,909          12,182

      Basic earnings per share from continuing operations
        As reported                                                 $     0.35      $     0.52      $     0.92      $     1.25
        Pro forma                                                         0.34            0.52            0.89            1.23

      Diluted earnings per share from continuing operations
        As reported                                                 $     0.32      $     0.30      $     0.85      $     1.05
        Pro forma                                                         0.31            0.30            0.83            1.04

NOTE B -- GOODWILL AND OTHER INTANGIBLE ASSETS

                                                             NMP        PROTOTUBE        LWI          TOTAL
                                                           PURCHASE      PURCHASE      PURCHASE      GOODWILL
                                                           --------     ---------      --------      --------
                         Goodwill, December 31, 2003       $ 11,463      $    376      $     --      $ 11,839

                         Purchase of LWI                         --            --         8,361         8,361
                                                           --------      --------      --------      --------

                         Goodwill, September 30, 2004      $ 11,463      $    376         8,361      $ 20,200
                                                           ========      ========      ========      ========

      Consistent with SFAS 141, "Business Combinations," in conjunction with the purchase of LWI, an intangible asset apart from Goodwill was recognized related to the fair value of the customer contracts acquired with the purchase of LWI. A fair value of $2.1 million was determined for these contracts at the time of acquisition using a discounted cash flow model. This intangible asset is being amortized over ten years. Goodwill recognized pursuant to the LWI acquisition is amortized and deductible over fifteen years for tax purposes.

      Total amortization expense for all intangible assets for the three month and nine month periods ending September 30, 2003 was $0.05 million and $0.15 million, respectively. Total amortization expense for all intangible assets for the three and nine month periods ended September 30, 2004 was $0.1 million and $0.25 million, respectively. Components of other intangible assets, net (in thousands) are as follows:

                                                           DECEMBER 31, 2003                       SEPTEMBER 30, 2004
                                                   -----------------------------------     -----------------------------------
                                                    GROSS        ACCUM                      GROSS        ACCUM
                                                    VALUE        AMORT       NET VALUE      VALUE        AMORT       NET VALUE
                                                   -------      -------      ---------     -------      -------      ---------
Value of customer contracts - LWI acquisition      $    --      $    --       $    --      $ 2,073      $  (103)      $ 1,970

Covenants not to compete                             1,400       (1,217)          183        1,400       (1,367)           33
                                                   -------      -------       -------      -------      -------       -------

Other Intangible Assets, net                       $ 1,400      $(1,217)      $   183      $ 3,473      $(1,470)      $ 2,003
                                                   =======      =======       =======      =======      =======       =======

NOTE C -- INVENTORIES

      Inventories at December 31, 2003 and September 30, 2004 consisted of the following (in thousands):

                                   DECEMBER 31     SEPTEMBER 30
                                       2003            2004
                                   ------------    ------------
               Raw materials        $    5,242      $    7,548
               Work in process           5,067           7,422
               Finished goods            4,234           5,289
                                    ----------      ----------
               Total Inventory      $   14,543      $   20,259
                                    ==========      ==========

NOTE D -- GEOGRAPHIC INFORMATION

      The Company classifies continuing operations into one industry segment. This segment is within the automotive industry. The following tables identify the breakdown of the Company's net sales by country (which are classified based upon country of production) and long-lived assets by country, which consist primarily of fixed assets and intangible assets including goodwill (in thousands):

                            THREE MONTHS ENDED          NINE MONTHS ENDED
                               SEPTEMBER 30                SEPTEMBER 30
   NET SALES                2003          2004          2003          2004
                          --------      --------      --------      --------
   United States          $ 40,002      $ 53,267      $101,264      $186,075
   Canada                    8,039        21,720        26,438        57,718
   Australia                    --           114            --           304
                          --------      --------      --------      --------
                          $ 48,041      $ 75,101      $127,702      $244,097
                          ========      ========      ========      ========

                                                    DECEMBER 31   SEPTEMBER 30
   LONG-LIVED ASSETS                                    2003          2004
                                                      --------      --------
   United States                                      $ 55,225      $ 66,898
   Canada                                                3,916         5,690
   Australia                                                --           468
                                                      --------      --------
                                                      $ 59,141      $ 73,056
                                                      ========      ========

NOTE E - DISCONTINUED OPERATIONS

      On March 21, 2003, the Company completed the sale of its logistics group for approximately $11.1 million in cash and notes as well as the assumption of substantially all payables and liabilities. The transaction included cash of $2.0 million at closing, two short-term notes totaling approximately $5.1 million, a $1.5 million three-year amortizing note and a $2.5 million five-year amortizing note. The short-term notes were repaid in full during the third quarter of 2004. The two long-term notes bear an annual interest rate of 4.5% and will be repaid in equal monthly installments. As of September 30, 2004 the Company has received approximately $6.5 million in proceeds from the sale of the logistics business. As of September 30, 2004, the balance on the long term notes was $2.6 million.

      The results for the logistics group included in discontinued operations for the three and nine month periods ended September 30, 2003 and 2004 (in thousands) are as follows:

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30
                                                 2003           2004
                                               --------       --------
        Revenue                                $     --       $     --
        (Loss) from operations, after-tax      $     --       $     --
        (Loss) on sale, after-tax              $     --       $     --

                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30
                                                 2003           2004
                                               --------       --------
        Revenue                                $ 14,800       $     --
        (Loss) from operations, after-tax      $ (1,182)      $   (121)
        (Loss) on sale, after-tax              $   (677)      $     --

      The Company made the decision to exit the distribution (Monroe, PMP, PMD and Peco) business in the fourth quarter of 2003 and classified this operation as discontinued. On January 28, 2004 the Company completed the sale of the distribution business to an entity in which the Company's Chairman and another officer have an interest for approximately $5.5 million in cash. An independent committee of the board of directors of the Company was established to evaluate, negotiate and complete the transaction. In addition, an independent fairness opinion regarding the transaction was obtained.

      The results for the distribution business included in discontinued operations for the three and nine month periods ended September 30, 2003 and 2004 (in thousands) are as follows:

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30
                                                    2003          2004
                                                  --------      --------
         Revenue                                  $  1,191      $     --
         Earnings from operations, after-tax      $     79      $     --
         Gain on sale, after-tax                  $     --      $     --

                                                    NINE MONTHS ENDED
                                                       SEPTEMBER 30
                                                    2003          2004
                                                  --------      --------
         Revenue                                  $  3,575      $     --
         Earnings from operations, after-tax      $    269      $     --
         Gain on sale, after-tax                  $     --      $    121

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

GENERAL

      Noble International Ltd., through its subsidiaries, is a full-service provider of tailored laser welded blanks for the automotive industry. In the fourth quarter of 2002 the Company made the strategic decision to exit the logistics business and has classified this segment as discontinued. The sale of the logistics segment was completed in March 2003 for approximately $11.1 million in cash and notes. In the fourth quarter of 2003, the Company made the strategic decision to exit the distribution business and has classified this segment as discontinued. The sale of the distribution business was completed in January 2004 for approximately $5.5 million in cash to a related party. In January 2004, the Company completed the acquisition of Prototech Laser Welding, Inc. ("LWI") for approximately $13.6 million in cash and the assumption of approximately $0.7 million in subordinated debt and up to an additional $1.0 million payable if certain new business is awarded to the Company by January 2006. The Company has completed the allocation of the purchase price pursuant to purchase accounting requirements as of September 30, 2004. An intangible asset apart from Goodwill was recognized related to the value of the customer contracts acquired with the purchase of LWI in the amount of $2.1 million. Goodwill recorded at September 30, 2004 related to the LWI acquisition was $8.4 million.

RESULTS OF CONTINUING OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the MD&A section included in our Annual Report on Form 10-K, as filed with the SEC, for the year ended December 31, 2003.

      Net Sales. Net sales for the three months ended September 30, 2004 were $75.1 million, an increase of $27.1 million or 56% compared to the same period in 2003. Net sales for the nine months ended September 30, 2004 were $244.1 million, an increase of $116.4 million or 91% compared to the same period in 2003. These increases in revenues are attributable primarily to higher production volumes on certain vehicles, higher steel content in sales, new product launches and sales from the acquisition of LWI.

      Cost of Sales. Cost of sales for the three month period ended September 30, 2004 increased by $26.0 million to $67.3 million, an increase of 63% compared to the same period in 2003. Cost of sales for the nine month period ended September 30, 2004 increased by $107.9 million to $216.4 million, an increase of 100% compared to the same period in 2003. These increases were primarily the result of increased sales, including increased steel content in sales. Cost of sales as a percentage of sales increased to 89.6% in the three month period ended September 30, 2004 from 86.1% in the same period in 2003. Cost of sales as a percentage of sales increased to 88.6% in the nine month period ended September 30, 2004 from 84.9% in the same period in 2003. This increase in cost of sales as a percentage of net sales is primarily the result of higher steel content in cost of sales for the first nine months of 2004 compared to the first nine months of 2003.

      Gross Margin. Gross margin increased by $1.1 million, or 16%, to $7.8 million for the three months ended September 30, 2004, from $6.7 million for the comparable period in 2003. Gross margin increased by $8.5 million, or 44%, to $27.7 million for the nine months ended September 30, 2004, from $19.3 million for the comparable period in 2003. The increase in gross margin was primarily the result of increased sales. For the three and nine month periods ended September 30, 2004, gross margin as a percentage of sales (10.3% and 11.3%, respectively) decreased compared to the three and nine month periods ended September 30, 2003 (13.9% and 15.1%, respectively). Gross margin as a percentage of sales has decreased primarily as a result of the increased steel content in sales and cost of sales compared to total sales for the same periods in 2003.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased by $0.7 million to $3.5 million for the three-month period ended September 30, 2004 as compared to $2.8 million in the comparable period in 2003. SG&A increased by $3.0 million to $11.4 million for the nine month period ended September 30, 2004 as compared to $8.4 million in the comparable period in 2003. For the three and nine month periods ended September 30, 2004, SG&A as a percentage of sales (4.7% and 4.7%, respectively) decreased compared to the three and nine month periods ended September 30, 2003 (5.8% and 6.6%, respectively). The dollar value increase in SG&A is driven primarily by the increase in sales and production activities of the Company. Included in SG&A in the first nine months of 2004 is bad debt expense of $0.3 million primarily related to the bankruptcy of a Canadian steel company. Included in SG&A for the nine month period ended September 30, 2003 is a restructuring charge of $0.65 million.

      Operating Profit. As a result of the foregoing factors, operating profit increased $0.4 million, or 9%, to $4.3 million for the three month period ended September 30, 2004 from $3.9 million for the same period in 2003. Operating profit increased $5.5 million, or 51%, to $16.3 million for the nine month period ended September 30, 2004 from $10.8 million for the same period in 2003. For the three and nine month periods ended September 30, 2004, operating profit as a percentage of net sales (5.7% and 6.7%, respectively) decreased compared to the three and nine month periods ended September 30, 2003 (8.1% and 8.5%, respectively). The decrease as a percentage of net sales is driven primarily by the increased steel content in sales for the first nine months of 2004 compared to the first nine months of 2003.

      Interest Income. Interest income was $0.1 million for both three-month periods ended September 30, 2003 and 2004. Interest income decreased by $0.2 million, or 48% to $0.3 million for the nine month period ended September 30, 2004 from $0.5 million for the same period in 2004. The decrease in interest income was primarily due to lower balances on interest bearing assets.

      Interest Expense. Interest expense increased by $0.1 million to $0.8 million for the three month period ended September 30, 2004 from $0.7 million for the comparable period of 2003. Interest expense increased $1.1 million to $2.8 million for the nine month period ended September 30, 2004 from $1.7 million for the comparable period of 2003. During the first quarter of 2004, the Company recorded an expense of $0.4 million as a result of the write-off of deferred financing fees related to the repayment of the term loan portion of the Company's credit facility. During the second and third quarters of 2004, the Company recorded expenses of $0.6 million related to the amortization of the debt discount associated with the convertible subordinated notes. For the first quarter of 2003, a portion of interest expense was allocated to discontinued operations.

      Other, net. Other, net of $0.5 million and $0.8 million for the three and nine months ended September 30, 2003, respectively, includes the receipt of insurance proceeds, the recovery of costs previously expensed, the recording of an investment in stock, the write-down of an investment and dividend income. Other, net expense of $0.2 million and income of $0.2 million for the three and nine months ended September 30, 2004, respectively, includes dividend income offset by a loss for the disposal of fixed assets and the write-down of assets held for sale.

      Change in Fair Value of Conversion Option Derivative Liability. Pursuant to SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," the Company has bifurcated the conversion option and established the fair value of the embedded derivative separate from the debt instrument and recorded it as a derivative liability. At issuance of the convertible subordinated notes, the estimated initial fair value of embedded derivative liability was $3.5 million, which was recorded as a discount to the convertible subordinated notes and a derivative liability on the consolidated balance sheet. This derivative liability is adjusted quarterly for changes in fair value with the corresponding charge or credit to other expense or income. During the three month period ended September 30, 2004, the Company recognized a $2.3 million gain based upon the change in the fair value of the embedded derivative liability. During the nine month period ended September 30, 2004, the Company recognized a $2.9 million gain based upon the change in the fair value of the embedded derivative liability.

      Income Tax Expense. Income tax expense for the three month period ended September 30, 2004 was $0.9 million for an effective tax rate of 15.0%. Income tax expense for the nine month period ended September 30, 2004 was $4.5 million for an effective tax rate of 27.0%. The effective tax rates for the periods ended September 30, 2004 are lower than the statutory tax rate of 34% due primarily to the determination that any gains on the change in value of the embedded derivative liability are not taxable and the associated debt discount amortization expense is not deductible for tax purposes.

      Earnings on Common Shares from Continuing Operations. As a result of the foregoing factors, earnings on common shares from continuing operations increased for the three month period ended September 30, 2004 to $4.9 million from $2.7 million for the comparable period of the prior year, an increase of 79%. Earnings on common shares from continuing operations increased for the nine month period ended September 30, 2004 to $12.3 million from $7.1 million for the comparable period of the prior year, an increase of 74%.

      Net Earnings on Common Shares. Net earnings on common shares increased by $2.1 million to $4.9 million for the three month period ended September 30, 2004 compared to the same period in 2003. Included in discontinued operations in the third quarter of 2003 are earnings of $0.1 million from the distribution business. Net earnings on common shares increased by $6.8 million to $12.3 million for the nine month period ended September 30, 2004 compared to the same period in 2003. Included in discontinued operations for the first nine months of 2003 is a $1.9 million loss from the logistics business offset by earnings of $0.3 million from the distribution business.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equity and debt financings. Working capital needs and capital equipment requirements in the continuing operations have increased as a result of the growth of the Company and are expected to continue to increase. Anticipated increases in required working capital and capital equipment expenditures are expected to be met from cash flow from operations and borrowings under the Company's credit facility. As of September 30, 2004, the Company had a working capital surplus of $26.1 million. Availability under the Company's revolving credit facility was approximately $34.7 million as of September 30, 2004.

      On March 26, 2004, the Company issued $40.0 million in 4% unsecured convertible subordinated notes (the "Notes") in a private placement. The Notes have a three year term, maturing on March 31, 2007 and may be extended another three years at the holders' option. The Notes are convertible at the holders' option at anytime prior to maturity into shares of the Company's common stock at $32 per share (subject to adjustment pursuant to the terms of the Note). The interest rate on the Notes is 4% and is fixed for the entire term. Proceeds from the Notes were used to reduce the Company's current bank borrowings, including paying off the term loan balance and reducing amounts outstanding under the $35.0 million revolving credit facility. The holders of the Notes have a right to participate in dividends declared and paid to the Company's common shareholders to the extent that such dividends exceed $0.48 per share (in any twelve month period) within the initial three year term on the Notes. The holders' participation rights are only on the amount, if any, in excess of $0.48 per share. The holders are not entitled to participate in any dividends after the initial three year term. Pursuant to an amendment to the Notes entered into by the Company and the holders of the Notes, the holders of the Notes are no longer able to participate in dividends. In addition, there is a covenant restricting the Company from paying dividends or distributions on its common stock in excess of $0.48 per share in any twelve month period until March 2007. This amendment eliminates the requirement to use the two class method for calculating basic earnings per share for future periods relating to the Notes.

      The terms of the Notes include a right of the holders of the Notes to convert the Notes into the Company's common stock at $32 per share. This right was evaluated by the Company to determine if it gave rise to an embedded derivative instrument that would need to be accounted for separately in accordance with Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities" and Emerging Issues Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company concluded that certain provisions which are contingent upon a change in control of the Company and allow for a net cash settlement of the conversion option qualified as an embedded derivative and did not meet the scope exceptions of SFAS 133. Therefore, the Company was required to bifurcate the conversion option and establish the fair value of the embedded derivative separate from the debt instrument and record it as a derivative liability. At issuance of the Notes, the holders' conversion right had an estimated initial fair value of $3.5 million, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet. The discount on the Notes will be accreted to par value over the term of the Notes through quarterly non-cash charges to interest expense over the initial three year term. The derivative liability associated with the conversion option will be adjusted quarterly for changes in fair value over the term of the Notes with the corresponding charge or credit to other expense or income. The estimated fair value of the holder's conversion option was determined using a convertible bond valuation model which utilizes assumptions including: The historical stock price volatility; risk-free interest rate; credit spreads; remaining maturity; and the current stock price.

      During the first nine months of 2004, holders of approximately $11.5 million in the Company's 1998 6% subordinated debentures ("1998 Debentures") exercised their option to convert their 1998 Debentures into the Company's common stock. On February 2, 2004 the Company made a mandatory retirement payment pursuant to the terms of the 1998 Debentures of $0.8 million. The balance of 1998 Debentures outstanding after the conversions and the mandatory retirement payment is approximately $0.2 million at September 30, 2004. The Company called the remaining balance of the 1998 Debentures and expects the remaining balance will be redeemed in the fourth quarter of 2004.

      The Company generated cash from continuing operations of $20.1 million for the nine month period ended September 30, 2004. Net cash generated by continuing operating activities was primarily the result of net earnings less non-cash income related to the change in value of the embedded derivative liability, plus non-cash expenses such as depreciation expense and non-cash interest expense, increases in accounts payable and income taxes payable, and decreases in prepaid expenses. This cash generated was partially offset by increases in accounts receivable and inventories, and the decrease in accrued liabilities. The increases in accounts receivable, inventory and accounts payable of $25.1 million, $3.0 million, and $20.9 million, respectively, for the nine month period ended September 30, 2004, are related primarily to the newly launched production programs as well as increased volume in current programs and the acquisition in January 2004 of LWI. During the first nine months of 2004, income tax payable increased $10.2 million due the receipt of cash related to a tax refund of $6.1 million as well as by additional accrued income taxes.

      The Company used cash in investing activities of $13.1 million for the nine month period ended September 30, 2004. This was primarily the result of the purchase of fixed assets of $7.5 million, the acquisition of LWI for $13.6 million offset by $5.5 million received in cash from the sale of the distribution business and $2.5 million received from notes receivable related to the sale of the logistics business.

      The Company used $4.1 million in cash flow from financing activities for the nine month period ended September 30, 2004, primarily from the payment of financing fees ($1.8 million), the mandatory retirement payment on the 1998 Debentures ($0.8 million), and the payment of cash dividends ($2.7 million) offset by the receipt of cash related to the issuance of common stock ($2.2 million), primarily pursuant to the exercise of stock options.

      As of September 30, 2004 the Company maintained a $35.0 million secured credit facility with Comerica Bank N.A. ("Comerica") with a maturity date of April 2009 ("Credit Facility"). During the second quarter of 2004 the Credit Facility was amended to, among other things, extend the maturity to April 2009, reduce the number of participating banks from three to one, and adjust several financial and other covenants. The Credit Facility consists of a $35.0 million revolving loan with no borrowing base formula. The term loan portion of the Credit Facility was paid off using the proceeds from the issuance of the $40.0 million 4% convertible subordinated notes. There were no outstanding borrowings on the revolving loan at September 30, 2004. Availability under the Credit Facility was approximately $34.7 million, net of approximately $0.3 million in outstanding letters of credit at September 30, 2004. The Credit Facility is secured by assets of the Company and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing and provides the Company with borrowing options for multi-currency loans. Borrowing options include a Eurocurrency rate, or a base rate. Advances under the Credit Facility bore interest at an average effective rate of 4.4% for the nine month period ended September 30, 2004. These borrowings were primarily in the first quarter of 2004 as the Company had no outstanding borrowings under the Credit Facility at September 30, 2004. As a result of the repayment of the term loan portion of the credit facility, the Company recorded a write-off of approximately $0.4 million in deferred financing fees in the first quarter of 2004. The unamortized balance of origination costs is $0.5 million at September 30, 2004 and is included in other assets. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $15.0 million

      The Company has from time to time in prior years been in violation of certain of its financial debt ratio covenants and covenants relating to the issuance of preferred stock and the payment of preferred and common stock dividends, requiring it to obtain waivers of default from its lenders. At September 30, 2004, the Company was in compliance with all of its financial covenants under the Credit Facility.

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

      For the nine month period ended September 30, 2004, the Company guaranteed $3.0 million of SET Enterprises, Inc. ("SET") senior debt in connection with its sale of businesses to SET. During the third quarter of 2004, the Company agreed to extend its guarantee for one year. The Company would be required to perform under the guarantee if SET was unable to repay or renegotiate its credit facility. The maximum amount the Company would be required to pay is $3.0 million. The Company does not currently carry a liability for this guarantee. The guarantee is unsecured and the Company would be entitled to the proceeds from any liquidation after the senior debt lender had been paid in full. As of September 30, 2004, the Company had not been notified by SET or SET's lender of any default that would require performance under the guarantee. As of September 30, 2004, SET was in violation of certain of its financial covenants pursuant to its credit agreement. SET and its lender have negotiated a renewal of SET's credit facility , including the establishment of new financial covenants.

INFLATION

      Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had a material effect on its business over the past two years.

SARBANES-OXLEY COMPLIANCE

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2004, the Company will be required to furnish a report by management on the Company's internal control over financial reporting. On October 29, 2004, the Company, through its audit committee, received a letter from its independent auditor stating that there is a risk that the Company may not be able to complete its internal control assessment in a manner that allows sufficient time to remediate any control deficiencies identified as a result of their audit. Management believes that the Company will timely complete the requirements of
Section 404 as of December 31, 2004 and that the Company's internal controls over financial reporting is effective, but timely completion is not guaranteed nor is there any assurance at the date of this report that unremediated deficiencies or weaknesses will not be identified upon audit.

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 23.8% of total revenues for the nine-month period ended September 30, 2004. The Company's primary foreign currency exposure is to the Canadian Dollar. During the first quarter of 2004, the Company started an operation in Australia. The Company manages its exposure to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and, as such, certain balance sheet exposures are naturally offset.

      As of September 30, 2004 8.4% of the Company's long-lived assets were based in its foreign subsidiaries. These assets are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' equity. Accordingly, the Company's consolidated stockholders' equity will fluctuate depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency.

      The Company's financial results are affected by changes in U.S. and foreign interest rates. The Company does not hold financial instruments that are subject to market risk (interest rate risk and foreign exchange risk). There has been no material change to the Company's exposure to market risk since December 31, 2003.

                         ITEM 4: CONTROLS AND PROCEDURES

      Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to ensure that information that is required to be disclosed in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2004, and have concluded that as of September 30, 2004, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its subsidiaries required to be disclosed by the Company in the reports it files with the SEC under the Securities Exchange Act of 1934 would be made known to them by others within the Company, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

      Changes in Internal Controls over Financial Reporting. There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

                            ITEM 1: LEGAL PROCEEDINGS

      Not applicable.

 ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
                                   SECURITIES

      During the fourth quarter of 2004, the Company and holders of its $40 million convertible subordinated notes entered into an amendment pursuant to which the holders of the Notes are no longer able to participate in dividends. In addition, there is a covenant restricting the Company from paying dividends or distributions on its common stock in excess of $0.48 per share in any twelve month period until March 2007. This amendment eliminates the requirement to use the two class method for calculating basic earnings per share for future periods relating to the Notes.

                     ITEM 3: DEFAULTS UPON SENIOR SECURITIES

      Not applicable.


           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                            ITEM 5: OTHER INFORMATION

      Not applicable.


                    ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

          Exhibit No.   Description
          -----------   -----------
          4.1           Letter Amendment to $40 million Convertible Subordinated
                        Notes.

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

(b) The following reports on Form 8-K were filed during the three month period ended September 30, 2004:

      (i) Report on Form 8-K filed on July 27, 2004, concerning the financial results of the Company for the quarter ended June 30, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NOBLE INTERNATIONAL, LTD.

Dated:  November 10, 2004        By:  /s/  Jay J. Hansen
                                    -----------------------------------------
                                                  Jay J. Hansen,
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

          Exhibit No.   Description
          -----------   -----------
          4.1           Letter Amendment to $40 million Convertible Subordinated
                        Notes.

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