Form 10-K
period 2004-12-31
NOBLE INTERNATIONAL LTD
filed 2005-03-15
CIK 1034258

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
               OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

                               -------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No[ ]

      The aggregate market value of the shares of common stock, $.001 par value ("Common Stock") held by non-affiliates of the registrant as of June 30, 2005 was approximately $174 million based upon the closing price for the Common Stock on the NASDAQ on such date.

      The number of shares of the registrant's Common Stock outstanding as of March 1, 2005 was 9,299,450.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2005 Annual Meeting to be held June 24, 2005 (the "2005 Proxy Statement").

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

                                TABLE OF CONTENTS

PART I.............................................................................................     3
         Item 1.   Business........................................................................     3
         Item 2.   Properties......................................................................    13
         Item 3.   Legal Proceedings...............................................................    13
         Item 4.   Submission of Matters to a Vote of Security Holders.............................    13

PART II............................................................................................    14
         Item 5.   Market for the Company's Common Equity and Related Stockholder Matters..........    14
         Item 6.   Selected Financial Data.........................................................    14
         Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
                   Operations......................................................................    18
         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......................    29
         Item 8.   Financial Statements and Supplementary Data.....................................    30
         Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
                   Disclosure......................................................................    68
         Item 9A.  Controls and Procedures.........................................................    68
         Item 9B.  Other Information...............................................................    69

PART III...........................................................................................    70
         Item 10.  Directors and Executive Officers of the Registrant..............................    70
         Item 11.  Executive Compensation..........................................................    70
         Item 12.  Security Ownership of Certain Beneficial Owners and Management..................    70
         Item 13.  Certain Relationships and Related Transactions..................................    70
         Item 14.  Principal Accountant's Fees and Services........................................    71

PART IV............................................................................................    72
         Item 15.  Exhibits and Financial Statement Schedules......................................    72
         SIGNATURES................................................................................    75

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Noble International, Ltd. ("Noble"), through its subsidiaries, is a full-service provider of tailored laser welded blanks and tubes for the automotive industry. Noble's laser-welded blanks are manufactured from two or more blanks of varying thickness and sizes welded together utilizing automated laser assemblies, and are used by original equipment manufacturers ("OEMs") or their suppliers in automobile body components such as doors, fenders, body side panels, and pillars.

      Noble operates four locations in Michigan, Kentucky, Canada, and Australia. In January 2005, Noble purchased a metal processing business in Mexico. Executive offices are located at 28213 Van Dyke Ave, Warren, MI 48093, tel. (586) 751-5600. Noble's common stock is traded on the NASDAQ National Market under the symbol NOBL.

      Noble's fiscal year is the calendar year. Thus any reference to a fiscal year in this Report should be understood to mean the period from January 1 to December 31 of that year.

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

      On February 16, 2001, the Company acquired a 49% interest in S.E.T. Steel, Inc. ("SET") for $3.0 million (the "SET Acquisition"). SET is a Qualified Minority Business Enterprise, providing metal processing services to OEMs. Contemporaneously with the SET Acquisition, the Company, through its wholly-owned subsidiary Noble Manufacturing Group, Inc. ("NMG") (formerly known as Noble Technologies, Inc.), sold all of the capital stock of NMPM and NMF to SET for $27.2 million (the "SET Sale") in exchange for a note due June 14, 2001. On June 28, 2001, SET completed bank financing of its purchase of NMF and NMPM and repaid the $27.2 million note to the Company with $24.7 million in cash and a $4.0 million, 12% subordinated note due in 2003. In addition, the Company guaranteed $10.0 million of SET's senior debt. During the quarter ended September 30, 2001, SET repurchased the Company's 49% interest for $3.0 million. The Company received a $3.0 million, 12% subordinated note due in 2003. On April 1, 2002, the Company converted its $7.6 million note receivable, including interest, from SET into preferred stock of SET. The preferred stock was non-voting and was redeemable at the Company's option in 2007. The Company agreed to convert the subordinated promissory note to preferred stock in order to assist SET in obtaining capital without appreciably decreasing the Company's repayment rights or jeopardize SET's minority status. Management believes that continued support of SET furthers the joint strategic objectives of the two companies. On August 1, 2003 SET completed its acquisition of Michigan Steel Processing, Inc. ("MSP"), a subsidiary of Sumitomo Corporation of America ("SCOA"). As part of the transaction, SCOA contributed 100% of the common stock of MSP in exchange for 45% of the common stock of SET. In addition, the Company reduced its guarantee of SET's senior debt from $10.0 million to $3.0 million. The $3.0 million guarantee expires in August 2005. The Company exchanged its $7.6 million non-convertible, non-voting redeemable preferred stock investment in SET for $7.6 million in Series A non-convertible, non-voting preferred stock which provides an 8% annual dividend, and is non-redeemable by the Company. The Series A preferred stock is redeemable by SET at its option. In connection with the transaction, the Company was issued 4% of the outstanding common stock of SET. The excess of the estimated fair values of the preferred and common stock received over the carrying value of the redeemable preferred stock has been recorded on the Company's books as a component of other income in the 2003 statement of operations for approximately $0.3 million.

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

      On March 21, 2003, the Company completed the sale of its logistics group for approximately $11.1 million in cash and notes as well as the assumption of substantially all payables and liabilities. The transaction included cash of $2.0 million at closing, two short-term notes totaling approximately $5.1 million, a $1.5 million three-year amortizing note and a $2.5 million five-year amortizing note. The short-term notes were repaid in full during the third quarter of 2004. The two long-term notes bear an annual interest rate of 4.5% and will be repaid in equal monthly installments. As of December 31, 2004 the Company has received approximately $6.7 million in proceeds from the sale of the logistics business in addition to the $2.0 million in cash received at closing. As of December 31, 2004, the outstanding balance on the long-term notes was $2.4 million.

      On October 17, 2003, the Company acquired substantially all of the assets of Prototube, LLC ("Prototube") from Weil Engineering GmbH ("Weil") and Global Business Support, LLC ("GBS") for $0.1 million in cash plus the assumption of $1.2 million in liabilities. Prototube manufactures a variety of products with applications in the aerospace, automotive, and other industries. Its products are roll formed or stamped from flat steel or a laser welded blank, then, utilizing a proprietary technology, they are formed into a tube and laser welded. Prototube's production process allows parts to be produced in several different shapes including round, rectangular and oval from various types and thicknesses of steel, as well as aluminum. In addition to multiple thicknesses of metal, Prototube can create multi-diameter products and join curved surfaces together by adjusting the output power of the laser.

      The Company made the decision to exit the distribution (Monroe, PMP, PMD and Peco Manufacturing, Inc. "Peco") business in the fourth quarter of 2003 and classified this operation as discontinued as of December 31, 2003. On January 28, 2004 the Company completed the sale of the distribution business to an entity in which the Company's Chairman and another officer have an interest for approximately $5.5 million in cash. An independent committee of the board of directors of the Company was established to evaluate, negotiate and complete the transaction. In addition, an independent fairness opinion regarding the transaction was obtained.

      On January 21, 2004, the Company completed the acquisition of Prototech Laser Welding, Inc. ("LWI") for approximately $13.6 million in cash and the assumption of approximately $0.7 million in subordinated debt and up to an additional $1.0 million payable if certain new business is awarded to Noble within the twenty-four month period following the acquisition. LWI, based in Clinton Township, Michigan, was a supplier of laser-welded blanks to General Motors.

      In January 2005, the Company completed the acquisition of the assets of Oxford Automotive Inc.'s steel processing facility in Silao, Mexico for $5.7 million in cash and the assumption of $1.1 million in operating liabilities. The facility supplies component blanks on a toll processing basis to the Mexican automotive industry. The Company intends to begin laser welding at the facility in the latter half of 2005. The Company intends to sell a minority interest in this business by entering into a joint venture with an international steel processing company with operations in Mexico. The Company anticipates that the joint venture will operate the Silao facility with the Company retaining a majority interest in the venture. Management expects to reach a definitive agreement with its prospective joint venture partner in the second quarter 2005.

NARRATIVE DESCRIPTION OF INDUSTRY SEGMENTS

CONTINUING OPERATIONS

Automotive

      As of December 31, 2004 the Company's continuing operating subsidiaries are organized into a single reporting segment operating in the automotive supply business. This segment includes NMP,

Noble Metal Processing - Kentucky, LLC ("NMPK"), Noble Metal Processing - Canada, Inc. ("NMPC"), Prototube, LWI and Noble Metal Processing - Australia Pty. ("NMPA"). The Company is a supplier of automotive components and value-added services to the automotive industry. Customers include OEMs, such as General Motors ("GM"), DaimlerChrysler AG ("DCX"), Ford Motor Company ("Ford"), BMW of North America LLC ("BMW"), Toyota Motor Corporation ("Toyota"), American Honda Motor Company, Inc. ("Honda") and Nissan North America, Inc. ("Nissan"), as well as other companies that are suppliers to OEMs ("Tier I suppliers"). The Company, as a Tier I and Tier II supplier, provides prototype design, engineering, laser welding of tailored blanks, tailor welded tubes and other laser welding and cutting services of automotive components. The Company's manufacturing facilities have been awarded both QS-9000 and ISO 14001 certifications, and its Michigan, Ontario and Mexico (acquired in January 2005) facilities have been awarded TS16949 certification. The Company expects its Shelbyville facility to be certified by the end of 2005, ahead of customer requirements. The Company's Michigan facility has also been awarded Q1 certification from Ford Motor Company.

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

      Internally, the Company's engineering and research staff designs and integrates proprietary laser welding systems using latest design techniques. These systems are for exclusive use by the Company and are not marketed or sold to third parties. Continued strategic investment in process technology is essential for the Company to remain competitive in the markets it serves, and the Company plans to continue to make appropriate levels of research and development expenditures. During the years ended December 31, 2003 and 2004, the Company expensed $0.1 million and $0.2 million, respectively, on research and development.

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

RAW MATERIALS

      The raw materials required for the Company's automotive operations include rolled and coated steel and gases such as carbon dioxide and argon. The Company obtains its raw materials and purchased parts from a variety of suppliers. The Company does not believe that it is dependent upon any of its suppliers, despite concentration of purchasing of certain materials from a few sources, as other suppliers of the same or similar materials are readily available. The Company typically purchases its raw materials on a purchase order basis as needed and has generally been able to obtain adequate supplies of raw materials for its operations. The majority of the steel is purchased through OEMs' steel buying programs. Under these programs the Company purchases the steel from specific suppliers at the steel price the customer negotiated with the steel suppliers. Although the Company does take ownership and the attendant risks of ownership of the steel, the price at which the steel is purchased is fixed for the duration of each program. Further, a portion of the automotive operations involves the toll processing of materials supplied by another Tier I supplier, typically a steel manufacturer or processor. Under these arrangements the Company charges a specified fee for operations performed without acquiring ownership of the steel.

PATENTS AND TRADEMARKS

      The Company owns a number of patents, patents pending and trademarks related to its products and methods of manufacturing. The loss of any single patent or group of patents would not have a material adverse effect on the Company's business. The Company also has proprietary technology and equipment that constitute trade secrets, which it has chosen not to register in order to avoid public disclosure thereof. The Company relies upon patent and trademark law, trade secret protection and confidentiality or license agreements with its employees, customers and third parties to protect its proprietary rights.

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

CUSTOMERS

      In 2004, automotive industry customers accounted for substantially all of the Company's consolidated net sales from continuing operations. Certain customers accounted for significant percentages (greater than 10%) of the Company's consolidated net sales from continuing operations for the years ended December 31, 2002, 2003, and 2004, as follows:

                                        2002    2003     2004
                                        -----    ----    -----
                  DaimlerChrysler        41%      37%     34%
                  General Motors         25%      26%     24%
                  Ford Motor Company              18%     29%

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

EMPLOYEES

      As of December 31, 2004, the Company employed 705 people in its continuing operations. This amount included 331 production employees, 80 independent production contractors, and 294 managerial, engineering, research and administrative personnel. The Company believes that its relations with its employees are satisfactory. One NMP plant elected to be represented by the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America ("UAW"). In January 2004, the Company entered into a new five year collective bargaining agreement with the UAW which expires in December 2008. The plant has not been subject to a strike, lockout or other major work stoppage.

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

      Outstanding Indebtedness. In order to finance its operations, including costs related to the consummation of various acquisitions, the Company has incurred indebtedness. The Company's credit facilities are secured by substantially all of its assets as well as the assets of its subsidiaries. In addition to certain financial covenants, the Company's credit facilities restrict its ability to incur additional indebtedness or pledge assets. As of December 31, 2004, the Company is in compliance with all of the terms of its credit facilities. There can be no assurance, however, that the Company will be able to comply with the terms of its credit facilities in the future.

      The Company maintains a $35.0 million secured credit facility with a commercial bank with a maturity date of April 2009 with no outstanding borrowings at December 31, 2004 and has issued $40.0 million in 4% unsecured convertible subordinated notes. Refer to the notes to the financial statements regarding additional information related to outstanding indebtedness.

      Debt Service Obligations. The Company's business is subject to all of the risks associated with substantial leverage, including the risk that available cash may not be adequate to make required payments. The Company's ability to satisfy outstanding debt obligations from cash flow will be dependent upon its future performance and will be subject to financial, business and other factors, many of which may be beyond its control. In the event that the Company does not have sufficient cash resources to satisfy its repayment obligations, it would be in default, which would have a material adverse effect on its business. To the extent that the Company is required to use cash resources to satisfy interest payments to the holders of outstanding debt obligations, it will have fewer resources available for other purposes. While the Company has reduced its leverage and improved its liquidity over the past several years, there is no assurance that the Company will not increase its leverage in the future, whether as a result of operational or financial performance, acquisition or otherwise.

      Reliance on Major Customers. Sales to the automotive industry accounted for substantially all of the Company's sales from continuing operations in 2004. In addition, the Company's automotive sales are highly concentrated among a few major OEMs and automotive suppliers. Thus, the loss of any significant customer could have a material adverse effect on the Company's business. As is typical in the automotive supply industry, the Company has no long-term contracts with any of its customers. The Company's customers provide annual estimates of their requirements; however, sales are made on a short-term purchase order basis. There is substantial and continuing pressure from the major OEMs and Tier I suppliers to reduce costs, including the cost of products purchased from outside suppliers. If in the future the Company is unable to generate sufficient production cost savings to offset price reductions, its gross margins could be adversely affected.

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

      Design and Engineering Resources. Within the automotive industry, OEMs and Tier I suppliers require their suppliers to provide design and engineering input during the product development process. The direct costs of design and engineering are generally borne by the Company's customers. However, the Company bears the indirect cost associated with the allocation of limited design and engineering resources to such product development projects. Despite the Company's up-front dedication of design and engineering resources, its customers are under no obligation to order the subject components or systems from the Company following their development. In addition, when the Company deems it strategically advisable, it may also bear the direct up-front design and engineering costs as well. There can be no assurance that the Company's dedication of design and engineering resources, or up-front design and engineering expenditures, will not have a material adverse effect on the Company's financial condition, cash flow or results of operations.

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

      Risk of Labor Interruptions. Within the automotive supply industry substantially all of the hourly employees of the OEMs and many Tier I suppliers are represented by labor unions, and work pursuant to collective bargaining agreements. The failure of any of the Company's significant customers to reach agreement with a labor union on a timely basis, resulting in either a work stoppage or strike, could have a material adverse effect on the Company's business. During 1999, production workers at the Company's NMP facility in Michigan elected to be represented by the UAW. A three-year collective bargaining agreement was entered into in September 2000 and expired in December 2003. In January 2004, the Company entered into a new five-year collective bargaining agreement, which expires in December 2008, with the UAW at its NMP facility in Michigan. Although this plant has never been subject to a strike, lockout or other major work stoppage, any such incident would have a material adverse effect on the Company's operating income.

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

      Control by Existing Stockholders. Robert J. Skandalaris owns and/or controls approximately 21% of the outstanding Common Stock. As a result, Mr. Skandalaris is able to exert significant influence over the outcome of all matters submitted to a vote of the Company's stockholders, including the election of directors, amendments to the Company's Certificates of Incorporation and approval of significant corporate transactions. Such consolidation of voting power could also have the effect of delaying, deterring or preventing a change in control that might be beneficial to other stockholders.

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

      Risks Associated With International Operations. The Company operates a production facility in Ontario, Canada, and has opened a facility during the first quarter of 2004 in Australia. In the first quarter of 2005, the Company acquired a metal processing facility in Silao, Mexico. The Company's business strategy may include the continued expansion of international operations. As the Company expands its international operations, it will increasingly be subject to the risks associated with such operations, including: (i) fluctuations in currency exchange rates; (ii) compliance with local laws and other regulatory requirements; (iii) restrictions on the repatriation of funds; (iv) inflationary conditions; (v) political and economic instability; (vi) war or other hostilities; (vii) overlap of tax structures; and (viii) expropriation or nationalization of assets. The inability to effectively manage these and other risks could adversely affect the Company's business.

      Shares Eligible for Future Sale. The Company cannot predict the effect that future sales of Common Stock will have on the market price of the Common Stock. Sales of substantial amounts of Common Stock, or the perception that such sales could occur, could adversely affect the market price of the Common Stock. Approximately 23% of the shares of Common Stock currently issued and outstanding are "restricted securities" as that term is defined under Rule 144 under the Securities Act of 1933 and may not be sold unless they are registered or unless an exemption from registration, such as the exemption provided by Rule 144, is available. All of these restricted securities are currently eligible for resale pursuant to Rule 144, subject in most cases to the volume and manner of sale limitations prescribed by Rule 144.

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

      The Failure of SET could materially adversely affect our financial condition. In February 2001, the Company sold two of its non-core subsidiaries to SET Enterprises, Inc., a qualified minority business enterprise providing metal processing services to the automotive OEMs. The Company currently holds $7.6 million in face value of 8% Series A non-convertible, non-voting preferred stock of SET. The Company provides a guarantee of $3.0 million of SET's senior debt incurred in connection with its purchase of the Company's subsidiaries. During the third quarter of 2004, the Company agreed to extend its guarantee for one year. The Company holds approximately 4% of SET's common stock. Due to the amounts invested in the Company's relationship with SET, the failure of SET's business could materially adversely affect the Company's financial condition if it resulted in its inability to recover its investment in preferred stock and common stock, and SET's inability to pay dividends, the Company's accounts receivable, and to pay its senior debt resulting in our requirement to perform under our guarantee.

AVAILABLE INFORMATION

      Noble's annual report on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports, are available without charge through Noble's website, www.nobleintl.com, as soon as reasonably practicable after Noble files these reports electronically or furnishes them to the Securities and Exchange Commission ("SEC"). Except as otherwise stated in these reports, the information contained on Noble's website or available by hyperlink from Noble's website is not incorporated into this Annual Report on Form 10-K or other documents Noble files with, or furnishes to, the SEC. The public may read and copy any materials that Noble files with the SEC at the SEC's Public Reference Room located at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of Noble's reports on its website, www.sec.gov.

ITEM 2. PROPERTIES

      As of December 31, 2004, the Company's continuing operations consisted of its automotive business, which operated two production facilities in the United States, one facility in Canada and one facility in Australia. These facilities are used for multiple purposes and range in size from 3,000 square feet to 524,000 square feet, with an aggregate of 752,000 square feet. These production facilities are leased under operating leases with expiration dates ranging from 2005 to 2019.

      The Company owns one property of 202,000 square feet that has been classified as held for sale. In addition, the Company has a facility lease (69,000 square feet) assumed in the LWI acquisition that is currently not being used in operations. Estimated costs associated with this lease were accrued for in LWI purchase accounting. This lease expires in 2007.

      In January 2005, the Company purchased a metal processing business in Mexico. Related to this acquisition, the Company assumed a lease on a 55,000 square foot facility used for operations. The lease expires in June 2005.

      None of the Company's facilities, other than the held for sale and LWI facilities, is materially underutilized. Management believes that all of the Company's property and equipment, owned or leased, is in good, working condition, is well maintained and provides sufficient capacity to meet the Company's current and expected manufacturing and distribution needs.

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

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded on the NASDAQ National Market under the symbol NOBL. The following table sets forth the range of high and low closing prices for the common stock for each period indicated:

                                        HIGH          LOW
                                       -------      -------
                 2003
                    First Quarter      $  9.08      $  5.66
                    Second Quarter        8.78         5.90
                    Third Quarter        12.14         8.60
                    Fourth Quarter       23.22        11.11

                 2004
                    First Quarter      $ 28.60      $ 22.15
                    Second Quarter       32.24        24.77
                    Third Quarter        24.55        18.06
                    Fourth Quarter       21.68        16.43

      As of March 1, 2005 there were approximately 60 record holders and approximately 3,000 beneficial owners of the Company's common stock.

Dividends

      During the fiscal years ended December 31, 2003 and 2004, the Company paid $2.5 million and $3.7 million in dividends, respectively. The dividend payments in 2002 were made pursuant to resolutions of the Board of Directors in May 2003 to pay regular quarterly cash dividends of $0.08 per share. In February 2004, the Company's Board of Directors approved a resolution to increase the quarterly cash dividend to $0.10 per share. Pursuant to an amendment to the Company's $40.0 million 4% Convertible Subordinated Notes entered into in November 2004, the Company is restricted from paying dividends in excess of $0.48 per share in any twelve month period until March 2007.

Equity Compensation

      The information required to be furnished pursuant to this item with respect to compensation plans under which equity securities of the Company are authorized for issuance will be set forth under the caption "Executive Compensation and Other Information" in the 2005 Proxy Statement, and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data as of and for each of the five fiscal years in the period ended December 31, 2004 is derived from the audited financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein or in prior filings. See "Item 7 - - Management's Discussion and Analysis of Financial Condition and Results of Operations." Numbers from the following consolidated statement of operations are subject to rounding.

                                                              2000           2001           2002           2003            2004
                                                           -----------    -----------    -----------    -----------    -----------
CONSOLIDATED STATEMENTS OF OPERATIONS:                            (Dollars in millions, except share and per share data)
Net sales                                                  $      83.7    $      70.8    $     120.8    $     183.8    $     332.6
Cost of sales                                                     62.8           55.6          102.9          156.9          294.7
                                                           -----------    -----------    -----------    -----------    -----------
      Gross Margin                                                20.9           15.2           17.9           26.9           37.9
Selling, general and administrative                               17.3            7.6           10.3           12.2           15.9
                                                           -----------    -----------    -----------    -----------    -----------
      Operating profit                                             3.6            7.6            7.6           14.6           22.1
Interest income                                                      -            1.6            0.9            0.6            0.4
Interest expense                                                  (1.7)          (2.1)          (0.8)          (2.4)          (3.5)
Litigation settlement                                                -              -           (1.1)           0.1              -
Gain on value of convertible option derivative liability             -              -              -              -            2.5
Other, net                                                         0.3            1.6           (0.9)           0.9            0.3
                                                           -----------    -----------    -----------    -----------    -----------
Earnings from continuing operations before income taxes
        and extraordinary items                                    2.2            8.7            5.7           13.8           21.7
Income tax expense                                                 0.9            2.7            1.6            4.7            6.3
                                                           -----------    -----------    -----------    -----------    -----------
      Earnings from continuing operations before
        Extraordinary items                                        1.3            6.0            4.1            9.1           15.4
(Loss) from discontinued operations                               (0.2)          (1.9)         (17.4)          (3.2)          (0.1)
Gain (loss) on sale of discontinued operations                    10.0              -            0.1           (0.7)           0.1
                                                           -----------    -----------    -----------    -----------    -----------
Earnings(loss) before extraordinary items                         11.1            4.1          (13.2)           5.2           15.4
Extraordinary items (1) (2) (3)                                   (0.3)           1.5            0.3              -              -
                                                           -----------    -----------    -----------    -----------    -----------
Net earnings (loss)                                        $      10.8    $       5.6    $     (12.9)   $       5.2    $      15.4
                                                           ===========    ===========    ===========    ===========    ==========-

BASIC EARNINGS (LOSS) PER COMMON SHARE:
      Earnings per common share from continuing
        operations before extraordinary items              $      0.18    $      0.90    $      0.57    $      1.17    $      1.57
      Earnings (loss) per common share from discontinued
        operations  before extraordinary items                    1.39          (0.28)         (2.46)         (0.50)             -
      Extraordinary items (1) (2) (3)                            (0.04)          0.24           0.05              -              -
                                                           -----------    -----------    -----------    -----------    -----------
Basic earnings (loss) per common share                     $      1.52    $      0.85    $     (1.84)   $      0.67    $      1.57
                                                           ===========    ===========    ===========    ===========    ===========
Basic weighted average common shares outstanding             7,112,311      6,626,212      6,995,153      7,779,472      9,131,502
                                                           ===========    ===========    ===========    ===========    ===========
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
      Earnings per common share from continuing
        operations before extraordinary items              $      0.17    $      0.86    $      0.57    $      1.09    $      1.44
      Earnings (loss) per common share from discontinued
        operations before extraordinary items                     1.37          (0.24)         (2.41)         (0.43)             -
      Extraordinary items (1) (2) (3)                            (0.04)          0.20           0.04              -              -
                                                           -----------    -----------    -----------    -----------    -----------
Diluted earnings (loss) per common share                   $      1.49    $      0.82    $     (1.80)   $      0.66    $      1.44
                                                           ===========    ===========    ===========    ===========    ===========
Diluted weighted average common shares outstanding           7,234,786      7,776,451      7,158,982      9,044,376     10,341,611
                                                           ===========    ===========    ===========    ===========    ===========

OTHER FINANCIAL INFORMATION:

CASH FLOW PROVIDED BY (USED IN):
      Continuing operations                                     $ 11.2   $ (0.0)  $  8.1   $  9.2   $ 33.9
      Discontinued operations                                     (2.3)     0.4     (4.1)    (2.5)    (0.1)
      Investing activities                                        47.6      9.6      5.3     (3.6)   (14.0)
      Financing activities                                       (56.1)    (9.9)    (8.9)    (3.8)    (3.5)

CONSOLIDATED BALANCE SHEET:
      Total assets                                              $145.1   $156.9   $130.0   $143.0   $182.5
      Net assets held for sale                                    38.3     45.1     18.1      9.3      3.8
      Working capital (deficiency)                                 9.1    (38.7)     6.0     16.4     36.6
      Total debt                                                  73.7     71.3     57.6     53.0     38.6
      Stockholders' equity                                        43.8     47.4     42.1     50.8     79.6

NON-GAAP FINANCIAL MEASURES:

This information is not and should not be viewed as a substitute for financial measures determined under GAAP.

Other companies may calculate these non-GAAP financial measures differently.

RECONCILATION OF EBITDA TO EARNINGS FROM
CONTINUING OPERATIONS (4):

      Net Income from Continuing Operations                      $ 1.3    $ 6.0    $ 4.1    $ 9.1    $15.4
      Income tax expense                                           0.9      2.7      1.6      4.7      6.3
      Interest expense                                             1.7      2.1      0.8      2.4      3.5
      Gain on value of convertible option derivative liability       -        -        -        -     (2.5)
      Depreciation                                                 5.5      4.5      5.7      7.0      9.4
      Amortization                                                 1.4      0.9      0.2      0.2      0.4
                                                                 -----    -----    -----    -----    -----
      EBITDA from Continuing Operations                          $10.8    $16.2    $12.3    $23.4    $32.5
                                                                 =====    =====    =====    =====    =====

EARNINGS ON COMMON SHARES FROM CONTINUING
OPERATIONS PRIOR TO SFAS 133 IMPACT (5):

      Earnings from continuing operations                        $ 1.3    $ 6.0    $ 4.1    $ 9.1    $15.4
      Amortization of debt discount                                  -        -        -        -      0.8
      Gain on value of convertible option derivative liability       -        -        -        -     (2.5)
                                                                 -----    -----    -----    -----    -----
      Earnings prior to SFAS 133 Impact                          $ 1.3    $ 6.0    $ 4.1    $ 9.1    $13.7
                                                                 =====    =====    =====    =====    =====

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

(5) In 2004, the Company issued $40.0 million in 4% unsecured convertible subordinated notes ("Notes") in a private placement. Included in the Notes were certain provisions which gave rise to an embedded derivative and a debt discount in accordance with SFAS No. 133, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." This embedded derivative was marked-to-market at the end of each quarter and the debt discount was accreted on a monthly basis. The Notes were amended in the fourth quarter of 2004 to eliminate the embedded derivative. Earnings on common shares from continuing operations prior to the impact of SFAS 133 are not presented as, and should not be considered an alternative measure of net income as determined in accordance with generally accepted accounting principles. With the issuance of the Notes and creation of the embedded derivative liability, management indicated to investors that it could not reliably forecast the impact of the change in market value of the embedded derivative liability. To provide guidance to investors regarding management expectations of the performance of the business, the Company indicated that it would provide guidance on earnings on common shares from continuing operations prior to the impact of SFAS 133 and the change in value of the embedded derivative liability because it was the performance measure most comparable to that which can be reliably forecasted. This non-GAAP financial measure is presented because it was the performance measure most comparable to earnings on common shares form continuing operations that management could reliably forecast and the basis on which guidance was provided.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following management's discussion and analysis of financial condition and results of continuing operations should be read in conjunction with the Company's consolidated financial statements and notes, and other information thereto included elsewhere in this Report.

GENERAL

      Noble International, Ltd., through its subsidiaries, is a full-service provider of tailored laser welded blanks for the automotive industry. On December 31, 2002 the Company completed the sale of its heavy equipment segment for $14.0 million in cash to a related party. This segment has been classified as discontinued for fiscal years 2002 and prior. In the fourth quarter of 2002 the Company made the strategic decision to exit the logistics business and has classified this segment as discontinued for fiscal years 2004 and prior. The sale of the logistics segment was completed in March 2003 for approximately $11.1 million in cash and notes. In the fourth quarter of 2003, the Company made the strategic decision to exit the distribution business and has classified this segment as discontinued in fiscal years 2004 and prior. The sale of the distribution business was completed in January 2004 for approximately $5.5 million in cash to a related party. The Company's fiscal year is the calendar year. The following discussion relates to the Company's continuing operations.

      The Company is a leading supplier of automotive components and value-added services to the automotive industry. Customers include Original Equipment Manufacturers ("OEMs"), such as General Motors Corporation ("GM"), DaimlerChrysler AG ("DCX"), Ford Motor Company ("Ford"), Toyota Motor Corporation ("Toyota"), American Honda Motor Company, Inc. ("Honda") and Nissan North America, Inc. ("Nissan"), as well as other companies which are suppliers to OEMs ("Tier I suppliers"). The Company, as a Tier I and Tier II supplier, provides prototype design, engineering, laser welding of tailored blanks and other laser welding and cutting services of automotive components. The Company's manufacturing facilities have been awarded both QS-9000, ISO 14001, and TS-16949 certifications.

RESULTS OF OPERATIONS

      To facilitate analysis, the following table sets forth certain financial data for the Company:

                                      (In thousand of dollors)
                                                                       2002        2003        2004
                                                                     --------    --------    --------
          Net sales                                                  $120,800    $183,759     332,611
          Cost of sales                                               102,904     156,909     294,680
                                                                     --------    --------    --------
               Gross margin                                            17,896      26,850      37,931
          Selling, general and administrative expenses                 10,268      12,235      15,867
                                                                     --------    --------    --------
               Operating profit                                         7,628      14,615      22,064
          Interest income                                                 978         596         351
          Interest expense                                               (836)     (2,419)     (3,547)
          Gain on value of convertible option derivative liability          -           -       2,458
          Litigation settlement                                        (1,098)         73           -
          Other, net                                                     (935)        942         343
                                                                     --------    --------    --------
               Earnings from continuing operations before taxes         5,737      13,807      21,669
          Income tax expense                                            1,666       4,673       6,308
                                                                     --------    --------    --------
               Earnings from continuing operations before
                    extraordinary items                                 4,071       9,134      15,361
          (Loss) from discontinued operations                         (17,405)     (3,221)       (121)
          Gain (loss) on sale of discontinued operations                  174        (677)        121
                                                                     --------    --------    --------
          Earnings (loss) before extraordinary items                  (13,160)      5,236      15,361
          Extraordinary items                                             315           -           -
                                                                     --------    --------    --------
          Net earnings (loss)                                         (12,845)      5,236      15,361
          Preferred stock dividends                                        10           -           -
                                                                     --------    --------    --------

          Net earnings (loss) on common shares                       $(12,855)   $  5,236    $ 15,361
                                                                     ========    ========    ========

Fiscal 2004 vs. Fiscal 2003

      Net Sales. Net sales from continuing operations increased by $148.9 million, or 81.1%, to $332.6 million for the year ended December 31, 2004 from $183.8 million for the year ended December 31, 2003. This increase was primarily the result of the purchase of LWI, increased volumes on several of the automotive platforms on which the Company has sales content as well as sales from new business launched during 2004, the full year impact of business launched during 2003 and the utilization of laser-welded components on more vehicle models and platforms. In addition, revenue was positively impacted by an increase in steel content in sales as the number of programs for which the Company purchases and sells the steel used in the laser welding process increased in 2004 compared to 2003.

      Cost of Sales. Cost of sales from continuing operations increased by $137.8 million, or 87.8%, to $294.7 million for the year ended December 31, 2004 from $156.9 million for the year ended December 31, 2003. This increase in cost of sales was primarily attributable to increased production volume related to the increased sales in 2004 compared to 2003. As a percentage of net sales, cost of sales increased to 88.6% in fiscal 2004 from 85.4% in 2003. This increase as a percentage of sales is primarily attributable to the increase in the purchase of steel as a percentage of overall cost of sales and is related to the increase in steel content in sales as a percentage of total sales as the Company continued its transition to a full service supplier from a toll processor. This increase in costs was partially offset by productivity improvements in the Company's manufacturing operations.

      Gross Margin. Gross margin from continuing operations increased $11.1 million, or 41.3%, to $37.9 million for the year ended December 31, 2004 from $26.9 million for the year ended December 31, 2003. As a percentage of sales, gross margin declined to 11.4% in fiscal 2004 compared to 14.6% in 2003. This decline is primarily attributable to the increase in steel content in sales as a percentage of overall sales resulting of the increase in the mix of products and programs for which the Company purchases steel in addition to providing value-added laser welding and related services compared to products and programs for which value-added laser welding and related services only are provided. The portion of steel content in sales is made at a significantly lower margin than value-added laser welding and other related value-added services. The impact of the lower margin from increased steel content in sales was partially offset by productivity improvements in the manufacturing operations.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) from continuing operations increased by $3.6 million, or 29.7%, to $15.9 million for the year ended December 31, 2004 from $12.2 million for the year ended December 31, 2003. As a percentage of sales, SG&A declined from 6.7% in fiscal 2003 to 4.8% in 2004. The decrease as a percent of sales was primarily due to expense containment despite increased costs associated with the implementation of the requirements promulgated by the Sarbanes-Oxley Act of 2002, leveraging of fixed costs in SG&A, as well as the increase in steel sales without a corresponding increase in SG&A expense.

      Operating Profit. As a result of the foregoing factors, operating profit from continuing operations increased $7.4 million, or 50.2%, to $22.1 million for the year ended December 31, 2004 from $14.7 million for the year ended December 31, 2003. As a percentage of sales, operating profit decreased to 6.6% in fiscal 2004 from 8.0% in fiscal 2003. The decrease as a percentage of sales, as stated earlier, was primarily the result of increased steel content in sales as a proportion of total sales for fiscal 2004 offset by productivity improvements in the manufacturing operations and expense containment in SG&A.

      Interest Income. Interest income from continuing operations decreased $0.2 million in fiscal 2004 to $0.4 million from $0.6 million in fiscal 2003. The decrease in 2004 was due primarily to lower notes receivable balances due to the collection of principal payments on the notes related to the sale of the logistics business.

      Interest Expense. Interest expense from continuing operations increased $1.1 million to $3.5 million for the year ended December 31, 2004 from $2.4 million for the year ended December 31, 2003. The higher interest expense in fiscal 2004 was primarily due to $0.8 million of amortization of the debt discount related to the embedded derivative liability associated with the 2004 4% Convertible Subordinated Notes ("Notes") and $0.4 million from the write-off deferred financing fees related to the early extinguishment of the Company's term loan credit facility.

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

      Gain on value of conversion option derivative liability. Pursuant to SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and based upon provisions included in the Notes, the Company bifurcated a conversion option and established the fair value of an embedded derivative separate from the debt instrument and recorded it as a derivative liability. At issuance, the estimated initial fair value of embedded derivative liability was $3.5 million, which was recorded as a discount to the convertible subordinated notes and a derivative liability on the consolidated balance sheet. This derivative liability was adjusted quarterly for changes in fair value with the corresponding charge or credit to expense or income. The Notes were amended in the fourth quarter of 2004 to eliminate provisions which gave rise to the embedded derivative. During the period for which the embedded derivative was outstanding, the Company recognized a $2.5 million gain based upon the change in the fair value of the embedded derivative liability.

        Other, net. Other income and expense, net decreased by $0.6 million, from income of $0.9 million in fiscal 2003 to income of $0.3 million in fiscal 2004. Other income in 2004 is comprised primarily of dividend income ($0.6 million) and the collection of previously written-off accounts receivable ($0.1 million) offset by a loss on disposal of fixed assets ($0.2 million), the write-down of asset held for sale

($0.1 million) and a loss on foreign currency transactions ($0.1 million). Other income in 2003 primarily included insurance proceeds ($0.2 million), the recovery of costs previously expensed ($0.4 million), income from the recording of the Company's receipt of 4% of SET common stock ($0.3 million), and dividend income ($0.2 million) offset by the write-down of other assets ($0.3 million).

      Income Tax Expense. Income tax expense related to continuing operations increased $1.6 million, to $6.3 million for the year ended December 31, 2004 from $4.7 million in 2003. This increase was primarily due to higher earnings from continuing operations before income taxes. The effective tax rate for 2004 was 29%. The effective rate is lower than the statutory rate of 34% due primarily to the determination that any gains on the change in value of the embedded derivative liability are not taxable and the related debt discount amortization expense is not deductible for tax purposes. In addition, the Company recorded tax credits of $0.4 million in 2004. The effective tax rate for 2003 was 34%.

      Earning from Continuing Operations before Extraordinary items. As a result of the foregoing factors, net earnings from continuing operations before extraordinary item increased $6.2 million, or 68%, to $15.4 million for the year ended December 31, 2004 from $9.1 million for the year ended December 31, 2003.

Fiscal 2003 vs. Fiscal 2002

      Net Sales. Net sales from continuing operations increased by $63.0 million, or 52.1%, to $183.8 million for the year ended December 31, 2003 from $120.8 million for the year ended December 31, 2002. The increase in sales is attributable to increased revenue from the automotive laser welded flat blank business. These increases were primarily the result of the increased volumes on several of the automotive platforms on which the Company has business as well as sales from new business launched during 2003, the full year impact of business launched during 2002 and the utilization of laser-welded components on more vehicle models and platforms. In addition, revenue was positively impacted by an increase in steel content in sales as the number of programs for which the Company purchases the steel used in the laser welding process increased in 2003 compared to 2002.

      Cost of Sales. Cost of sales from continuing operations increased by $54.0 million, or 52.5%, to $156.9 million for the year ended December 31, 2003 from $102.9 million for the year ended December 31, 2002. This increase in cost of sales was primarily attributable to increased production volume related to the increased sales in 2003 compared to 2002. As a percentage of net sales, cost of sales increased slightly to 85.4% in fiscal 2003 from 85.2% in 2002. This increase as a percentage of sales is primarily attributable to the increase in the purchase of steel as a percentage of overall cost of sales and is related to the increase in steel content in sales as a percentage of total sales as the Company continued its transition to a full service supplier from a toll processor. This increase in costs was partially offset by productivity improvements in the Company's manufacturing operations.

      Gross Margin. Gross margin from continuing operations increased $9.0 million, or 50.0%, to $26.9 million for the year ended December 31, 2003 from $17.9 million for the year ended December 31, 2002. As a percentage of sales, gross margin declined slightly to 14.6% in fiscal 2003 compared to 14.8% in 2002. This decline is primarily attributable to the increase in steel content in sales as a percentage of overall sales as a result of the increase in the mix of products and programs for which the Company is required to buy the steel in addition to providing value-added laser welding and related services compared to products and programs for which value-added laser welding and related services only are provided. The steel portion of sales are made at a significantly lower margin than value-added laser welding and other related value-added services. The impact of the lower margin from increased steel content in sales was partially offset by productivity improvements in the manufacturing operations.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) from continuing operations increased by $2.0 million, or 19.2%, to $12.2 million for the year ended December 31, 2003 from $10.3 million for the year ended December 31, 2002. As a percentage of sales, SG&A declined from 8.5% in fiscal 2002 to 6.7% in 2003. The decrease as a percent of sales was primarily due to expense containment, leveraging of fixed costs in SG&A, as well as the increase in steel content in sales without a corresponding increase in SG&A expense. In fiscal 2002, the bankruptcy of National Steel resulted in the Company recording bad debt expense of approximately $1.2 million related to accounts receivable with National Steel and in fiscal 2003, the Company recorded bad debt expense of $0.5 million primarily as a result of the bankruptcy of Rouge Industries and its subsidiaries including Rouge Steel.

      Operating Profit. As a result of the foregoing factors, operating profit from continuing operations increased $7.0 million, or 91.6%, to $14.6 million for the year ended December 31, 2003 from $7.6 million for the year ended December 31, 2002. As a percentage of sales, operating profit increased to 8.0% in fiscal 2003 from 6.3% in fiscal 2002. The increase, as stated earlier, was primarily the result of productivity improvements in the manufacturing operations, expense containment in SG&A, partially offset by lower operating margin from increased steel content in sales as a proportion of total sales for fiscal 2003.

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

Liquidity and Capital Resources

      The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, and equity and debt financings. Working capital needs and capital equipment requirements in continuing operations have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. Anticipated increases in required working capital and capital equipment expenditures are expected to be met from cash flow from operations. As of December 31, 2004, the Company had net working capital of $36.7 million.

      The Company generated cash from continuing operations of $33.9 million for the year ended December 31, 2004. Net cash generated from continuing operating activities was primarily the result of net earnings plus non-cash expense such as depreciation expense and increases in accounts payable and the receipt of a $6.3 million tax refund from 2003. These cash increases were partially offset by increases in accounts receivable and inventories and a decrease in accrued liabilities. The increases in accounts receivable, inventories, and accounts payable are primarily the result of increases in sales and related production activities.

      The Company used cash from investing activities of $14.0 million for the year ended December 31, 2004. This was primarily the result of the acquisition of LWI of $13.6 million and the purchase of fixed assets of $8.5 million offset by proceeds from the sale of the distribution business of $5.5 million and proceeds from Notes Receivable of $2.7 million.

      The Company used $3.5 million of cash flow in financing activities for the year ended December 31, 2004. The Company issued $40.0 million of 4% Convertible Subordinated Notes ("Notes") and used the proceeds to pay down $40.0 million outstanding on the Credit Facility. Uses of cash included the payment of dividends of $3.7 million, payment of long-term debt of $0.9 million, payment of financing fees of $1.9 million primarily related to the Notes, and payment of $1.0 million for the redemption of the Company's 1998 6% Convertible Subordinated Debentures. The Company received $4.0 million from the issuance of common stock from the exercise of stock options.

      In March 2004, the Company issued the Notes in a private placement. The Notes have a three year term, maturing on March 31, 2007 and may be extended another three years at the holders' option. The Notes are convertible at the holders' option anytime prior to maturity into shares of the Company's common stock at $32 per share (subject to adjustment pursuant to the terms of the Notes). The interest rate on the Notes is 4% and is fixed for the entire term. Proceeds from the Notes were used to reduce the Company's current bank borrowings, including paying off the term loan balance and reducing amounts outstanding under the $35.0 million revolving credit facility. The holders of the Notes had a right to participate in dividends declared and paid to the Company's common shareholders to the extent that such dividends exceed $0.48 per share (in any twelve month period) within the initial three year term on the Notes. The holders' participation rights were only on the amount, if any, in excess of $0.48 per share. The holders were not entitled to participate in any dividends after the initial three year term. Pursuant to an amendment to the Notes entered into by the Company and the holders of the Notes in the fourth quarter of 2004, the holders of the Notes are no longer able to participate in dividends. In addition, there is a covenant restricting the Company from paying dividends or distributions on its common stock in excess of $0.48 per share in any twelve month period until March 2007. This amendment eliminates the requirement to use the two class method for calculating basic earnings per share for future periods relating to the Notes.

      The terms of the Notes include a right of the holders of the Notes to convert the Notes into the Company's common stock at $32 per share. This right was evaluated by the Company to determine if it gave rise to an embedded derivative instrument that would need to be accounted for separately in accordance with Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities" and Emerging Issues Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company concluded that certain provisions which are contingent upon a change in control of the Company and allow for a net cash settlement of the conversion option qualified as an embedded derivative and did not meet the scope exceptions of SFAS 133. Therefore, the Company was required to bifurcate the conversion option and establish the fair value of the embedded derivative separate from the debt instrument and record it as a derivative liability. At issuance of the Notes, the holders' conversion right had an estimated initial fair value of $3.5 million, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet. The discount on the Notes will be accreted to par value over the term of the Notes through non-cash charges to interest expense over the initial three year term. The derivative liability associated with the conversion option was adjusted for changes in fair value over the term of the Notes with the corresponding charge or credit to other expense or income. The estimated fair value of the holder's conversion option was determined using a convertible bond valuation model which utilizes assumptions including: The historical stock price volatility; risk-free interest rate; credit spreads; remaining maturity; and the current stock price. On November 15, 2004 the Company and holders of the Notes entered into an amendment to the Notes which incorporated changes that eliminated the embedded derivative liability associated with the Notes. As a result of the eliminating the embedded derivative liability, the Company is no longer required to value the derivative after November 15, 2004. The change in value of the derivative liability from September 30, 2004 to November 15, 2004 resulted in a charge of $0.5 million. The value of the derivative liability of $0.6 million as of November 15, 2004 was netted against the balance of debt discount. The remaining balance of debt discount will continue to be amortized over the remaining term of the Notes. At December 31, 2004 the balance of the debt discount was $1.6 million.

      As of December 31, 2004 the Company maintained a $35.0 million secured credit facility with Comerica Bank N.A. ("Comerica") with a maturity date of April 2009 ("Credit Facility"). During the second quarter of 2004 the Credit Facility was amended to, among other things, extend the maturity to April 2009, reduce the number of participating banks from three to one, and adjust several financial and other covenants. The Credit Facility consists of a $35.0 million revolving loan with no borrowing base formula. The term loan portion of the Credit Facility was paid off using the proceeds from the issuance of the Notes. There were no outstanding borrowings on the revolving loan at December 31, 2004. Availability under the Credit Facility was approximately $34.7 million, net of approximately $0.3 million in outstanding letters of credit at December 31, 2004. The Credit Facility is secured by assets of the Company and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing and provides the Company with borrowing options for multi-currency loans. Borrowing options include a Eurocurrency rate, or a base rate. Advances under the Credit Facility bore interest at an average effective rate of 4.4% for the year ended December 31, 2004. These borrowings were primarily in the first quarter of 2004 as the Company had no outstanding borrowings under the Credit Facility at December 31, 2004. As a result of the repayment of the term loan portion of the credit facility, the Company recorded a write-off of approximately $0.4 million in deferred financing fees in the first quarter of 2004. The unamortized balance of origination costs was $0.5 million at December 31, 2004 and is included in other assets. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $15.0 million.

      The Company has, from time to time, been in violation of certain of its financial debt ratio covenants and covenants relating to the issuance of preferred stock and the payment of preferred and common stock dividends, requiring it to obtain waivers of default from its lenders. At December 31, 2004 the Company is in compliance with all of its financial debt covenants under the Credit Facility.

      As of December 31, 2004, the Company guaranteed $3.0 million of SET Enterprises, Inc. ("SET") senior debt in connection with its sale of businesses to SET. During the third quarter of 2004, the Company agreed to extend its guarantee for one year. The Company would be required to perform under the guarantee if SET was unable to repay or renegotiate its credit facility. The maximum amount the Company would be required to pay is $3.0 million. The Company does not currently carry a liability for this guarantee. The guarantee is unsecured and the Company would be entitled to the proceeds from any liquidation after the senior debt lender had been paid in full. As of December 31, 2004, the Company had not been notified by SET or SET's lender of any default that would require performance under the guarantee.

      On July 31, 1998 and concluding August 10, 1998 the Company closed a private offering of 6% Convertible Subordinated Debentures ("1998 Debentures") for gross proceeds of $20.76 million. The proceeds were used to reduce the amount of outstanding advances under the Credit Facility. The 1998 Debentures were scheduled to mature on July 31, 2005. Commencing November 30, 1998, the Debentures became convertible into Common Stock at $14.3125 per share (subject to adjustment). Beginning January 31, 2004 and on each July 31 and January 31 thereafter, the Company was required to redeem for cash 25% of the outstanding principal amount of the Debentures through the maturity date. During 2003, the holders of approximately $3.5 million in subordinated 1998 Debentures exercised their option to convert their subordinated Debentures into the Company's common stock. During 2004, holders of approximately $11.5 million exercised their option to convert their 1998 Debentures into the Company's common stock. On February 2, 2004 the Company made a mandatory retirement payment pursuant to the terms of the 1998 Debentures of $0.8 million. The Company called and extinguished the remaining $0.2 million balance of the 1998 Debentures in the fourth quarter of 2004.

      On December 16, 1998 and concluding December 22, 1998 the Company closed a private offering of Junior Subordinated Notes (the "Junior Notes"), together with 105,000 warrants to purchase shares of Common Stock of the Company at an exercise price of $10.00 per share expiring on the maturity date, for gross proceeds of $3.5 million with $.141 million, or $1.34 per share, attributable to the warrants. The Junior Notes matured on December 16, 2003 and were redeemed in full. The warrants expired in 2003.

      On April 22, 2002, the Company completed a sale and leaseback transaction of its Shelbyville, KY facility to the Company's Chairman. The sale price was $6.2 million which was equal to the book value of the property. The proceeds of the transaction were used to reduce the Company's debt under its current credit facility. The lease has a term of five years and provides for monthly rent of $0.07 million. The sale price and rent amount were determined by the estimated fair value of the property and estimated prevailing lease rates for similar properties. Although the Company did not obtain an independent valuation of the property or the terms of the transaction, it believes the terms of the sale and leaseback were at least as favorable to Noble as terms that could have been obtained from an unaffiliated third party. The Company has accounted for this lease as an operating lease. In the second quarter of 2004, the Company's Chairman sold the Shelbyville, KY facility to a third-party and canceled the lease with the Company. The Company subsequently entered into a lease agreement with the third-party for the same facility.

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

Off Balance Sheet Arrangements

      The Company's off balance sheet financing consists primarily of operating leases for equipment and property. These leases have terms ranging from a month-to-month basis to thirteen years. In 2004, lease expense was approximately $4.8 million. From 2005 through 2009 and thereafter the Company will make contractual minimum lease payments as well as short and long-term debt payments as follows (in thousands):

                  FUTURE MATURITIES AND CONTRACTUAL OBLIGATIONS

                                                        Less Than                         Over 5
                                               Total     1 Year    1-3 Years  4-5 Years   Years
                                               -----    ---------  ---------  ---------   ------
Long-term debt (including lines of credit)    $ 38,625   $   254   $ 38,371    $     -   $      -
Operating leases for equipment and property     57,478     5,058      9,059      8,177     35,184
Purchase obligations                             1,091     1,091          -          -          -
                                              --------   -------   --------    -------   --------
  Total:                                      $ 97,194   $ 6,403   $ 47,430    $ 8,177   $ 35,184
                                              ========   =======   ========    =======   ========

      Purchase obligations include primarily commitments for capital expenditures. We have not included information on our recurring purchases of materials used in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production and are not long-term in nature (less than three months).

      The Company also expects to receive minimum rental income of approximately $1.1 million per year for the period 2005 through 2016 related to the sublease of a portion of one of the Company's manufacturing facilities to SET Enterprises, Inc.

Critical Accounting Policies

      A summary of the critical accounting policies consistently applied in the preparation of the accompanying financial statements follow below.

      Revenue Recognition and Accounts Receivable. Consistent with Securities and Exchange Commission Staff Accounting Bulletin No. 104, revenue is realized or realizable and earned when there is persuasive evidence that an arrangement exists, the delivery has occurred or services have been rendered, the Company's price to the customer is fixed or determinable, and collectibility is reasonably assured. On a regular basis the Company evaluates the credit risk of customers and collection risk of outstanding accounts receivable. Based upon its analysis at December 31, 2003 and 2004, the Company recorded an allowance for doubtful accounts of $0.1 million and $0.2 million, respectively. In 2002, National Steel filed for bankruptcy protection. As a result of this event, the Company recorded bad debt expense of approximately $1.2 million in 2002. In 2003, Rouge Industries and its subsidiary, Rouge Steel, filed for bankruptcy protection. As a result of this event, the Company recorded bad debt expense of $0.4 million in the fourth quarter of 2003. In 2004, Stelco, Inc. filed for bankruptcy protection. As a result of this event, the Company recorded bad debt expense of approximately $0.3 million in 2004.

      The Company participates in steel re-sale programs with several of its customers. As a participant in these programs, the Company purchases steel from the customer, blanks and welds the steel, and re-sells a finished laser-welded blank to the customer. The Company records Sales for the cost of steel sold to the customer plus a mark-up and records the cost of the steel in Cost of Sales. This accounting treatment is consistent with Emerging Issues Task Force (EITF) No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." The Company acts as principal in the transaction, takes title to the products, and has risks and rewards of ownership.

      The Company records amounts billed to customers for shipping and handling in Sales and costs incurred for shipping and handling in Cost of Sales. This accounting treatment is consistent with EITF No. 00-10 "Accounting for Shipping and Handling Fees and Costs."

      Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight line method over the estimated useful lives of the assets, which range from 3 to 10 years for machinery and equipment. Leasehold improvements are depreciated over the lives of the leases or estimated useful lives of the assets, whichever is less. Expenditures for maintenance and repairs are expensed as incurred. When assets are sold or otherwise retired, the cost and accumulated depreciation are removed from the books and the resulting gain or loss is included in other income and expense. The Company periodically reviews the realization of long-lived assets, based on an evaluation of remaining useful lives and the current and expected future profitability and cash flows related to such assets. All long-lived assets are fairly stated at December 31, 2003 and 2004. The Company capitalizes interest costs associated with construction in progress consistent with SFAS No. 34 "Capitalization of Interest Cost." Capitalized interest costs in 2002, 2003 and 2004 were $0.3 million, $0.5 million and $0.3 million, respectively.

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

      Goodwill/Other Intangible Assets. The Company records goodwill when the cost exceeds the fair value of net assets acquired. As required under Statement of Financial Accounting Standards ("SFAS") No. 142 goodwill and other intangible assets are no longer amortized; instead, management evaluates at least annually the carrying value of its businesses and determines if any impairment exists. The Company determined that goodwill and other intangible assets were not impaired. As of December 31, 2003 and 2004 the Company's continuing operations had goodwill of $11.8 million and $20.3 million, respectively. The change in goodwill during 2004 is a result of the acquisition of LWI, which resulted in goodwill of approximately $8.5 million.

      Covenants not to compete attributable to continuing operations are amortized over the life of the agreement, which typically is three to five years. As of December 31, 2004 the covenants not to compete were fully amortized. Annual amortization expense for these covenants for fiscal years 2002, 2003 and 2004 was $0.2 million each year.

      Consistent with SFAS 141, "Business Combinations," in conjunction with the purchase of LWI, an intangible asset apart from goodwill was recognized related to the fair value of the customer contracts acquired with the purchase of LWI. A fair value of $2.1 million was determined for these contracts at the time of acquisition using a discounted cash flow model. This intangible asset is being amortized over ten years based upon the lives of the acquired contracts and the lives of follow-on contracts expected to be awarded on the same business. The Company recognized $0.2 million of amortization expense in 2004 related to this intangible asset.

      Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management makes these estimates based on an analysis of accounts receivable using available information on our customers' financial status and payment histories. Historically, with the exception of $1.2 million of bad debt expense recorded in 2002 related to the National Steel bankruptcy and $0.4 million in 2003 related to the Rouge Steel bankruptcy, and $0.3 million in 2004 relate to the Stelco bankruptcy, bad debt losses have not been significant or have not differed materially from the Company's estimates. The balance in the allowance for doubtful accounts at December 31, 2004 and 2003 was $0.2 million and $0.1 million, respectively.

      Impairment of Long-Lived Assets. The Company periodically evaluates the carrying value of its long-lived assets including investments in accordance with SFAS 144, based on an evaluation of remaining useful lives and upon the estimated cash flows to be generated by these assets. The impairment review is generally triggered when such events as a significant industry downturn, product discontinuance, plant closures, product dispositions, technological obsolescence or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company evaluates the book value against the fair value of the assets.

      During the fourth quarter of 2003, the Company made the decision to exit the distribution business and after estimating the net proceeds from a sale of the business, recorded a goodwill impairment charge of $2.0 million.

      The Company made the decision to exit the logistics business segment in the fourth quarter of 2002. The Company began discussions with potential buyers and determined that the business was impaired. An impairment charge primarily related to goodwill of $19.9 million was recorded in December 2002. Refer to the notes to the financial statements for further discussion with respect to the discontinued operations of the logistics and distribution segments.

      In addition, the Company has classified certain real estate holdings as assets held for sale. In 2002, the Company determined that the fair value of the properties held for sale was lower than the carrying value and therefore recorded a $0.9 million impairment charge in fourth quarter of 2002. Those properties were sold in 2003 and 2004. At December 31, 2004, the Company has a real estate property classified as held for sale. During 2004, it was determined that the fair value of the property was less than the carrying value and the Company recorded a charge of $0.1 million to write the carrying value to the estimated fair value. The Company expects to sell the property or place it back into fixed assets by September 30, 2005.

Inflation

      Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, fuel, equipment and raw materials. The Company does not believe that inflation has had any material effect on its business over the past three years.

Impact of New Accounting Pronouncements

      In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. It also requires that the allocation of fixed production overhead to inventory be based on the normal capacity of production facilities. SFAS 151 is effective for the Company beginning fiscal year 2006. The implementation of SFAS 151 is not expected to have a significant impact on the Company.

      In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") which revises SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123R also supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS 95, "Statement of Cash Flows." Under SFAS 123 companies could either recognize the fair value of stock options as a period expense or disclose the pro forma impact of the fair value of stock options in the notes to the financial statements. Under SFAS 123 and APB 25, the Company has disclosed the pro forma impact of the fair value of stock options in the Significant Accounting Policy titled Stock-Based Compensation. SFAS 123R requires that the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, to be recognized as a period expense, generally over the option vesting period. SFAS 123R will be effective for the Company beginning in the third quarter of 2005. The Company is currently evaluating its transition alternatives and the effect of this Statement on the Company, which will be dependent in large part upon future equity-based grants.

      In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP 109-2). FSP 109-2 provides guidance under FASB Statement No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 does not have a significant impact on the Company's results of operation or financial position for the year ended December 31, 2004, and the Company does not anticipate that it will have a significant impact going forward.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

      The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 25% of total revenues from continuing operations for fiscal 2004. The Company's primary foreign currency exposures are the Canadian Dollar and Australian Dollar. In January 2005, the Company acquired a metal processing facility in Mexico and as a result will have foreign currency exposure to the Mexican Peso. The Company manages its exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and matching revenues with expenses in the same currency, as such, certain exposures are naturally offset.

Interest Rate Sensitivity

      The Company's financial results are affected by changes in U.S. and foreign interest rates due primarily to the Company's Credit Facility containing a variable interest rate when it borrows under the credit facility. The Company invests its excess cash balances in overnight and other short term investments which may be impacted by changes in interest rates. The Company does not hold any other financial instruments that are subject to market risk (interest rate risk and foreign exchange rate risk).

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Noble International, Ltd.

Warren, Michigan

      We have audited the accompanying consolidated balance sheets of Noble International, Ltd. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management's assessment, included in the accompanying Management's Report On Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

      A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Deloitte & Touche LLP

Detroit, Michigan
March 14, 2005

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                               YEARS ENDED DECEMBER 31,
                                                                                  2003          2004
                                                                                --------      --------
ASSETS
Current Assets:
    Cash and cash equivalents                                                   $    715      $ 17,551
    Accounts receivable, trade, net                                               34,030        51,895
    Note Receivable                                                                1,799         1,000
    Inventories, net                                                              14,543        20,588
    Deferred income taxes                                                              -           101
    Income taxes refundable                                                        5,920             -
    Prepaid expenses and other                                                     3,909         3,973
                                                                                --------      --------
Total Current Assets                                                              60,916        95,108

Property, Plant & Equipment, net                                                  47,119        49,759

Other Assets:
    Goodwill                                                                      11,839        20,287
    Other intangible assets, net                                                     183         1,967
    Other assets, net                                                             12,890        11,597
                                                                                --------      --------
Total Other Assets                                                                24,912        33,851

Assets Held for Sale                                                              10,036         3,760
                                                                                --------      --------
TOTAL  ASSETS                                                                   $142,983      $182,478
                                                                                ========      ========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                            $ 29,517      $ 52,736
    Accrued liabilities                                                            4,967         3,229
    Income taxes payable                                                               -         2,311
    Current maturities of long-term debt                                           9,999           254
    Deferred income taxes                                                             54             -
                                                                                --------      --------
Total Current Liabilities                                                         44,537        58,530
Long-Term Liabilities:
    Deferred income taxes                                                          3,860         5,994
    Convertible subordinated debentures                                            7,026        38,371
    Long-term debt, excluding current maturities                                  35,974             -
                                                                                --------      --------
Total Long-Term Liabilities                                                       46,860        44,365
Liabilities Held for Sale                                                            775             -
Commitments and Contingencies (Note H)

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value, authorized 20,000,000 shares, issued
        9,013,277 and 9,291,762 in 2003 and 2004, respectively                         9             9
    Additional paid-in capital                                                    38,161        53,782
    Retained earnings                                                             12,490        24,184
    Accumulated other comprehensive income, net                                      151         1,608
                                                                                --------      --------
TOTAL STOCKHOLDERS' EQUITY                                                        50,811        79,583
                                                                                --------      --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                        $142,983      $182,478
                                                                                ========      ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                                   2002               2003               2004
                                                                               ------------       ------------       ------------
Net sales                                                                      $    120,800       $    183,759       $    332,611
Cost of sales                                                                       102,904            156,909            294,680
                                                                               ------------       ------------       ------------
       Gross margin                                                                  17,896             26,850             37,931
Selling, general and administrative expenses                                         10,268             12,235             15,867
                                                                               ------------       ------------       ------------
       Operating profit                                                               7,628             14,615             22,064
Interest income                                                                         978                596                351
Interest expense                                                                       (836)            (2,419)            (3,547)
Gain on value of convertible option derivative liability                                  -                  -              2,458
Litigation settlement                                                                (1,098)                73                  -
Other, net                                                                             (935)               942                343
                                                                               ------------       ------------       ------------
Earnings from continuing operations before income taxes
       and extraordinary items                                                        5,737             13,807             21,669
Income tax expense                                                                    1,666              4,673              6,308
                                                                               ------------       ------------       ------------
Earnings from continuing operations before extraordinary items                        4,071              9,134             15,361
Preferred stock dividends                                                                10                  -                  -
                                                                               ------------       ------------       ------------
Earnings on common shares from continuing operations
       before extraordinary items                                                     4,061              9,134             15,361

Discontinued Operations:

(Loss) from discontinued operations, net of income taxes of $(8,338),
       $(571) and $(62) for 2002, 2003 and 2004, respectively                       (17,405)            (3,221)              (121)
Gain (loss) on sale of discontinued operations, net of income taxes
       of $90, $(349), and $62 for 2002, 2003 and 2004, respectively                    174               (677)               121
                                                                               ------------       ------------       ------------
Earnings (loss) on common shares before extraordinary items                         (13,170)             5,236             15,361
Extraordinary item - gain on acquisition, net of income taxes
       of $198 for 2002                                                                 315                  -                  -
                                                                               ------------       ------------       ------------
Net earnings (loss) on common shares                                           $    (12,855)      $      5,236       $     15,361
                                                                               ============       ============       ============
BASIC EARNINGS (LOSS) PER COMMON SHARE:

       Earnings from continuing operations before extraordinary items          $       0.57       $       1.17       $       1.57
       (Loss) from discontinued operations                                            (2.49)             (0.41)             (0.01)
       Gain (loss) on sale of discontinued operations                                  0.03              (0.09)              0.01
       Extraordinary items                                                             0.05                  -                  -
                                                                               ------------       ------------       ------------
       Basic earnings (loss) per common share                                  $      (1.84)      $       0.67       $       1.57
                                                                               ============       ============       ============
       Basic weighted average common shares outstanding                           6,995,153          7,779,472          9,131,502
                                                                               ============       ============       ============
DILUTED EARNINGS (LOSS) PER COMMON SHARE:

       Earnings from continuing operations before extraordinary items          $       0.57       $       1.09       $       1.44
       (Loss) from discontinued operations                                            (2.43)             (0.36)             (0.01)
       Gain (loss) on sale of discontinued operations                                  0.02              (0.07)              0.01
       Extraordinary items                                                             0.04                  -                  -
                                                                               ------------       ------------       ------------
       Diluted earnings (loss) per common share                                $      (1.80)      $       0.66       $       1.44
                                                                               ============       ============       ============
       Diluted weighted average common shares outstanding and equivalents         7,158,982          9,044,376         10,341,611
                                                                               ============       ============       ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                                      Accumulated
                                                                             Additional                  Other
                                                                   Common     Paid-in     Retained   Comprehensive
                                                                   Stock      Capital     Earnings    Income(Loss     Total
                                                                   ------    ----------   --------   -------------  --------
BALANCE AT DECEMBER 31, 2001                                           7        22,985      24,857          (468)     47,381

Issuance of 10,000 shares of common stock
        as payment for services provided                               -            90           -             -          90
Reclasssification of 107,452 shares of common stock
        in connection with put option expiration                       -           762           -             -         762
Issuance of 62,783 shares of common stock
        in connection with options exercise                            -           181           -             -         181
Issuance of 31,646 shares of common stock
        in connection with warrant execution                           1            (1)          -             -           -
Issuance of 16,041 shares of common stock
        in connection with stock incentive program                     -           115           -             -         115
Dividends paid on redeemable preferred stock                           -             -         (10)            -         (10)
Issuance of 13,467 shares of common stock
        as director compensation                                       -           175           -             -         175
Issuance of 925,000 shares of common stock
        in connection with equity offering                             1         8,567           -             -       8,568
Dividends paid on common stock                                         -             -      (2,247)            -      (2,247)
Net (loss)                                                             -             -     (12,845)            -     (12,845)
Equity adjustment from foreign currency translation, net               -             -           -          (109)       (109)
                                                                      --      --------    --------       -------    --------
BALANCE AT DECEMBER 31, 2002                                           9        32,874       9,755          (577)     42,061

Issuance of 125,000 shares of common stock
        in connection with options exercise                            -         1,191           -             -       1,191
Issuance of 13,201 shares of common stock
        in connection with executive compensation                      -           150           -             -         150
Issuance of 17,688 shares of common stock
        in connection with stock incentive program                     -           153           -             -         153
Issuance of 29,362 shares of common stock
        as director compensation                                       -           248           -             -         248
Issuance of 247,748 shares of common stock
        in connection with conversion of subordinated debentures       -         3,545           -             -       3,545
Dividends paid on common stock                                         -             -      (2,501)            -      (2,501)
Net Earnings                                                           -             -       5,236             -       5,236
Equity adjustment from foreign currency translation, net               -             -           -           728         728
                                                                      --      --------    --------       -------    --------
BALANCE AT DECEMBER 31, 2003                                           9        38,161      12,490           151      50,811

Issuance of 281,806 shares of common stock
        in connection with options exercise                            -         4,025           -             -       4,025
Issuance of 2,620 shares of common stock
        in connection with stock incentive program                     -           (24)          -             -         (24)
Issuance of 4,986 shares of common stock
        as director compensation                                       -           145           -             -         145
Issuance of 814,855 shares of common stock
        in connection with conversion of subordinated debentures       -        11,475           -             -      11,475
Dividends paid on common stock                                         -             -      (3,667)            -      (3,667)
Net Earnings                                                           -             -      15,361             -      15,361
Equity adjustment from foreign currency translation, net               -             -           -         1,457       1,457
                                                                      --      --------    --------       -------    --------
BALANCE AT DECEMBER 31, 2004                                          $9      $ 53,782    $ 24,184       $ 1,608    $ 79,583
                                                                      ==      ========    ========       =======    ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)

                                                            2002         2003         2004
                                                         ---------      -------     --------
Net earnings (loss) on common shares                     $ (12,855)     $ 5,236     $ 15,361

Other comprehensive income (loss), equity adjustment
    from foreign currency translation, net of tax             (109)         728        1,457
                                                         ---------      -------     --------

Comprehensive income (loss), net of tax                  $ (12,964)     $ 5,964     $ 16,818
                                                         =========      =======     ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      2002         2003         2004
                                                                                    --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net earnings from continuing operations before extraordinary items                 $  4,071     $  9,134     $ 15,361
 Adjustments to reconcile net earnings to net cash provided by operations
  Interest expense                                                                        37          548        1,943
  Depreciation of property, plant and equipment                                        5,671        6,987        9,366
  Amortization of intangible assets                                                      200          200          338
  Deferred income taxes                                                               (6,534)       8,414        1,860
  Impairment of real estate held for sale                                                852            -          129
  (Gain) loss on sale of fixed assets                                                    (28)           -          209
  Gain on value of convertible option derivative liability                                 -            -       (2,458)
  Stock compensation expense                                                             176          427          228
 Changes in operating assets and liabilities, net of effects of acquisitions
  Increase in accounts receivable                                                     (1,257)     (11,357)     (11,722)
  Increase in inventories                                                               (286)      (7,399)      (3,109)
  Increase (decrease) in prepaid expenses                                               (593)      (1,272)         273
  Increase in accounts payable                                                         3,217        9,656       16,951
  Decrease in other operating assets                                                     610           32          (39)
  Increase (decrease) in income taxes payable or refundable                              242       (5,671)       8,203
  Increase (decrease) in accrued liabilities                                           1,681         (497)      (3,680)
                                                                                    --------     --------     --------
 Net cash provided by continuing operations                                            8,059        9,202       33,853
 Net cash provided by (used in) discontinued operations                               (4,137)      (2,537)         (99)
                                                                                    --------     --------     --------
 Net cash provided by operating activities                                             3,922        6,665       33,754

CASH FLOWS FROM INVESTING ACTIVITIES

 Net proceeds from sales of discontinued operations                                   14,000        2,000        5,455
 Purchase of property, plant and equipment                                           (14,949)      (9,764)      (8,580)
 Proceeds from sale of property, plant and equipment                                   6,241            -           32
 Other investments                                                                       (27)           -            -
 Proceeds from Notes Receivable on sale of discontinued operations                         -        4,243        2,715
 Acquisitions of businesses, net of cash acquired                                          -          (89)     (13,605)
                                                                                    --------     --------     --------
Net cash provided by (used in) investing activities                                    5,265       (3,610)     (13,983)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from issuance of common stock                                                8,750        1,191        4,024
 Proceeds from issuance of convertible subordinated debentures                             -            -       40,000
 Redemption of putable common stock                                                     (442)           -            -
 Redemption of preferred stock                                                          (250)           -            -
 Redemption of convertible subordinated debentures                                         -            -         (995)
 Redemption of junior subordinated debentures                                              -       (3,468)           -
 Dividends paid on preferred stock                                                       (10)           -            -
 Dividends paid on common stock                                                       (2,247)      (2,501)      (3,667)
 Payments on long-term debt                                                             (275)        (250)        (937)
 Financing fees                                                                       (1,000)        (328)      (1,871)
 Net borrowings (payments) on credit facility                                        (13,393)       1,601      (40,008)
                                                                                    --------     --------     --------
Net cash used in financing activities                                                 (8,867)      (3,755)      (3,454)

Effect of exchange rate changes on cash                                                 (109)         261          519

Net increase (decrease) in cash                                                          211         (439)      16,836

Cash and cash equivalents at beginning of period                                         943        1,154          715
                                                                                    --------     --------     --------
Cash and cash equivalents at end of period                                          $  1,154     $    715     $ 17,551
                                                                                    ========     ========     ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                        SUPPLEMENTAL CASH FLOW DISCLOSURE
                                 (in thousands)

                                                      2002       2003        2004
                                                     ------    -------     --------
Cash paid for interest                               $3,306    $ 3,173     $  2,134

Cash paid (refund received) for taxes, net              510      1,790       (5,468)

Fair value of assets acquired, including goodwill         -      1,345       21,511
Liabilities assumed                                       -       (453)      (7,881)
Debt issued                                               -       (797)           -
Cash paid, net                                            -         95       13,605

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

      During 2004, the Company converted $11.5 million of its 1998 6% Convertible Subordinated Debentures into 814,855 shares of common stock.

      During 2004, the Company issued $40 million in 4% Convertible Subordinated Notes ("Notes"). Pursuant to SFAS 133, the Company recorded an embedded derivative liability related to the terms of the convertible option of $3.5 million along with a corresponding amount of debt discount at issuance. The change in value of the embedded derivative liability was recorded as a gain or charge to income or expense. The debt discount balance is being accreted to the par value of the Notes over the term of the Notes. The Notes were amended to eliminate the derivative liability and the remaining debt discount, net of the value of the derivative liability at the time of the amendment, is being amortized over the remaining term of the Notes. The balance of debt discount at December 31, 2004 was $1.6 million.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE A - - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The accompanying consolidated financial statements include Noble International, Ltd. and its wholly-owned subsidiaries. The following chart outlines the wholly-owned subsidiaries of the Company and their current status.

              WHOLLY-OWNED SUBSIDIARIES OF NOBLE INTERNATIONAL LTD.

              Subsidiary                                                        Acquired/Formed          Status
              ----------                                                        ---------------    ------------------
Noble Silao de Mexico, S. de R.L. de C.V                                         Formed - 2005           Active

Noble Metal Processing de Mexico, S. de R.L. de C.V                              Formed - 2005           Active

NMP Holding de Mexico, S. de R.L. de C.V                                         Formed - 2005           Active

Noble Metal Processing - Australia Pty                                           Formed - 2004           Active

Prototech Laser Welding, Inc. ("LWI")                                           Acquired - 2004          Active

Noble Tubular Products, Inc. ("Prototube")                                      Acquired - 2003          Active

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

Noble Logistic Services Holdings, Inc. (formerly Dedicated Services
Holdings, Inc. ("NLS-TX")                                                       Acquired - 2000      Sold - 2003

Noble Construction Equipment, Inc. (formerly Construction Equipment
Direct, Inc.)  ("NCE")                                                          Acquired - 2001        Inactive

Noble Components &  Systems, Inc.                                                Formed - 1998         Inactive

Noble Logistics Services, Inc. ("NLS-MI")                                        Formed - 2000         Inactive

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      All significant inter company balances and transactions have been eliminated in consolidation. All amounts related to discontinued operations in fiscal 2002, 2003 and 2004 have been reclassified in prior fiscal years' financial statements in order to conform to the current year presentation.

NATURE OF OPERATIONS

      Noble International Ltd., through its subsidiaries, is a full-service provider and industry leader of tailored laser welded blanks and tubular products for the automotive industry. The principal markets for its products and services are North America and Australia.

SIGNIFICANT ACCOUNTING POLICIES

      A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows below.

Revenue Recognition and Accounts Receivable

      Consistent with Securities and Exchange Commission Staff Accounting Bulletin No. 104, revenue is realized or realizable and earned when there is persuasive evidence that an arrangement exists, the delivery has occurred or services have been rendered, the Company's price to the customer is fixed or determinable, and collectibility is reasonably assured. On a regular basis the Company evaluates the credit risk of customers and collection risk of outstanding accounts receivable. Based upon its analysis at December 31, 2003 and 2004, the Company recorded an allowance for doubtful accounts of $0.1 million and $0.2 million, respectively. In 2002, National Steel filed for bankruptcy protection. As a result of this event, the Company recorded bad debt expense of approximately $1.2 million in 2002. In 2003, Rouge Industries and its subsidiary, Rouge Steel, filed for bankruptcy protection. As a result of this event, the Company recorded bad debt expense of $0.4 million in the fourth quarter of 2003. In 2004, Stelco, Inc. filed for bankruptcy protection. As a result of this event, the Company recorded bad debt expense of approximately $0.3 million in 2004.

      The Company participates in steel re-sale programs with several of its customers. As a participant in these programs, the Company purchases steel from the customer, blanks and welds the steel, and sells a finished laser-welded blank to the customer. The Company records Sales for the steel content included in the product including a mark-up for processing and records the cost of the steel content in Cost of Sales. This accounting treatment is consistent with Emerging Issues Task Force (EITF) No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." The Company acts as principal in the transaction, takes title to the products, and has risks and rewards of ownership.

      The Company records amounts billed to customers for shipping and handling in Sales and costs incurred for shipping and handling in Cost of Sales. This accounting treatment is consistent with EITF No. 00-10 "Accounting for Shipping and Handling Fees and Costs."

Cash and Cash Equivalents

      All highly liquid investments with maturities of less than three months are considered to be cash equivalents.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

      Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Property, Plant, and Equipment

      Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight line method over the estimated useful lives of the assets, which range from 3 to 10 years for machinery and equipment. Leasehold improvements are depreciated over the lives of the leases or estimated useful lives of the assets, whichever is less. Expenditures for maintenance and repairs are expensed as incurred. When assets are sold or otherwise retired, the cost and accumulated depreciation are removed from the books and the resulting gain or loss is included in other income and expense. The Company capitalizes interest costs associated with construction in progress consistent with SFAS No. 34 "Capitalization of Interest Cost." Capitalized interest costs in 2002, 2003 and 2004 were $0.3 million, $0.5 million and $0.3 million, respectively.

Goodwill and Other Intangible Assets

      The Company records goodwill when the cost exceeds the fair value of net assets acquired. As required under Statement of Financial Accounting Standards ("SFAS") No. 142 goodwill and other intangible assets are no longer amortized; instead, management will evaluate at least annually the carrying value of its businesses and determine if any impairment exists. The Company determined that goodwill and other intangible assets were not impaired. As of December 31, 2003 and 2004 the Company's continuing operations had goodwill of $11.8 million and $20.3 million, respectively. The change in goodwill during 2004 is a result of the acquisition of LWI, which resulted in goodwill of approximately $8.5 million.

      For fiscal year 2004, no goodwill or other intangible assets related to continuing operations were impaired or disposed. Refer to Note B for discussion regarding the impairment of goodwill as it relates to the Company's logistics and distribution operations which are included in discontinued operations for 2003 and prior years.

      Covenants not to compete attributable to continuing operations are amortized over the life of the agreement, which typically is three to five years. As of December 31, 2004 the covenants not to compete were fully amortized. Annual amortization expense for these covenants for fiscal years 2002, 2003 and 2004 was $0.2 million.

      Consistent with SFAS 141, "Business Combinations," in conjunction with the purchase of LWI, an intangible asset apart from Goodwill was recognized related to the fair value of the customer contracts acquired with the purchase of LWI. A fair value of $2.1 million was determined for these contracts at the time of acquisition using a discounted cash flow model. This intangible asset is being amortized over ten years based upon the lives of the acquired contracts and the lives of follow-on contracts expected to be awarded on the same business. The Company recognized $0.2 million of amortization expense in 2004 related to this intangible asset.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

      The Company periodically evaluates the carrying value of its long-lived assets including investments in accordance with SFAS 144, based on an evaluation of remaining useful lives and upon the estimated cash flows to be generated by these assets. The impairment review is generally triggered when such events as a significant industry downturn, product discontinuance, plant closures, product dispositions, technological obsolescence or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company evaluates the book value against the fair value of the assets.

      During the fourth quarter of 2003, the Company made the decision to exit the distribution business and after estimating the net proceeds from a sale of the business, recorded a goodwill impairment charge of $2.0 million.

      The Company made the decision to exit the logistics business segment in the fourth quarter of 2002. The Company began discussions with potential buyers and determined that the business was impaired. An impairment charge primarily related to goodwill of $19.9 million was recorded in December 2002. Refer to Note B for further discussion with respect to the discontinued operations of the logistics and distribution segments.

      In addition, the Company has classified certain real estate holdings as assets held for sale. In 2002, the Company determined that the fair value of the properties held for sale was lower than the carrying value and therefore recorded a $0.9 million impairment charge in fourth quarter of 2002. Those properties were sold in 2003 and 2004. At December 31, 2004, the Company has a real estate property classified as held for sale. During 2004, it was determined that the fair value of the property was less than the carrying value and the Company recorded a charge of $0.1 million to write the carrying value to the estimated fair value. The Company expects to sell the property or place it back into fixed assets by September 2005.

Stock-Based Compensation

      As permitted under SFAS Statement No. 123, "Accounting for Stock Based Compensation", the Company accounts for its Stock Option and Stock Incentive Plans (the "Plans") under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized under the Plans. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table for the years ended December 31, 2002, 2003 and 2004 (in thousands, except per share data):

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                     2002         2003         2004
                                                                   --------     --------     ---------
   Net earnings on common shares from continuing operations
      As reported                                                  $  4,061     $  9,134     $  15,361
      Less: Total employee stock option expense under the
         fair value method, net of related tax effects                  320          184           170
                                                                   --------     --------     ---------
      Pro forma                                                    $  3,741     $  8,950     $  15,191

   Basic earnings per share from continuing operations
                                               As reported         $   0.57     $   1.17     $    1.57
                                               Pro forma           $   0.53     $   1.15     $    1.55

   Diluted earnings per share from continuing operations
                                               As reported         $   0.57     $   1.09     $    1.44
                                               Pro forma           $   0.52     $   1.07     $    1.43

      Fair values of options granted were determined using the Black-Scholes option pricing model based on the assumptions of 2.82% and 2.94% risk-free interest rate for 2002, and 2003; dividend yield of 4.0% and 1.7% for 2002 and 2003, respectively; expected life of 5 years and expected volatility of 210% and 45% for 2002 and 2003, respectively. The weighted average fair value of options granted were $6.80 and $3.77 during 2002 and 2003, respectively. There were no options granted during 2004.

      See discussion of New Accounting Pronouncements for impact of issuance of Statement of Accounting Standard No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") which revises SFAS 123, "Accounting for Stock-Based Compensation."

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

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

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

Foreign Currency Translation

      Balance sheet accounts of the Company's foreign operations for which the local currency is the functional currency is translated into U.S. dollars at period-end exchange rates, while income, expenses and cash flows are translated at average exchange rates during the period. Translation gains or losses related to net assets of such operations are shown as accumulated comprehensive loss in stockholders' equity in the balance sheet and separately as a component of comprehensive income in the statement of comprehensive income. Gains and losses resulting from foreign currency transactions, which are transactions denominated in a currency other than the functional currency, are considered to be realized and are included as a component of other income in the consolidated statement of operations. In the year ended December 31, 2004, the Company recognized a loss of $0.1 million from foreign currency transactions related to U.S. dollar denominated accounts receivables at its Canadian location. The exposure related to this foreign currency transaction risk was eliminated at December 31, 2004.

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

      On March 26, 2004, the Company issued $40 million in 4% unsecured convertible subordinated notes (the "Notes") in a private placement. The holders of the Notes had a right from issuance to the date of the amendment in the fourth quarter of 2004 to participate in dividends declared and paid to the Company's common shareholders to the extent that such dividends exceed $0.48 per share (in any twelve month period) within the initial three year term on the Notes. The holders' participation rights were only on the amount, if any, in excess of $0.48 per share. The holders were not entitled to participate in any dividends after the initial three year term.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      As a result of the participation right related to the Notes, in accordance with EITF 03-6: "Participating Securities and the Two Class Method under SFAS 128, Earnings Per Share," for purposes of calculating basic earnings per share, undistributed earnings were allocated to common stock and the Notes holders based upon the assumption that all of the earnings for the period are distributed. If earnings for a given period exceed $0.48 per share, undistributed earnings in excess of $0.48 per share are allocated to the Notes holders according to the terms of the Notes. In the fourth quarter of 2004, the Notes were amended to eliminate the participating feature. For the year ended December 31, 2004, basic earnings per share is computed using the two-class method for the period of time (from issuance to the amendment date in the fourth quarter of 2004) during which the holders of the Notes had a participating right and based upon net earnings calculated as detailed in following schedule (in thousands of dollars):

                                                                     2004
                                                                ---------------
Net earnings on common shares as reported                       $        15,361
Net earnings allocated to participating securities                       (1,040)
                                                                ---------------
Net earnings after allocation to participating securities       $        14,321
                                                                ===============

      The following tables reconcile the numerator and denominator to calculate basic and diluted earnings (loss) on common shares before extraordinary items and discontinued operations for the years ended December 31, 2002, 2003 and 2004 (in thousands, except share and per share amounts).

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                          EARNINGS BEFORE
                                                           EXTRAORDINARY         SHARES        PER SHARE
                                                            (NUMERATOR)       (DENOMINATOR)      AMOUNT
                                                          ---------------     -------------    ----------
FISCAL YEAR 2002

 Basic earnings per common share:
  Earnings on common shares from continuing operations
    before extraordinary items                            $         4,061         6,995,153    $     0.58
 Effect of dilutive securities:
  Contingently issuable shares                                          -           137,245         (0.01)
  Stock options and warrants                                            -            26,584             -
                                                          ---------------     -------------    ----------
 Earnings from continuing operations
    per common share assuming dilution                    $         4,061         7,158,982    $     0.57
                                                          ===============     =============    ==========

FISCAL YEAR 2003

 Basic earnings per common share:
  Earnings on common shares from continuing operations
    before extraordinary items                            $         9,134         7,779,472    $     1.17
 Effect of dilutive securities:
  Contingently issuable shares                                          -            26,296             -
  Convertible debentures                                              717         1,106,540         (0.06)
  Stock options and warrants                                            -           132,068         (0.02)
                                                          ---------------     -------------    ----------
 Earnings from continuing operations
    per common share assuming dilution                    $         9,851         9,044,376    $     1.09
                                                          ===============     =============    ==========
FISCAL YEAR 2004

 Basic earnings per common share:
  Earnings on common shares from continuing operations
    before extraordinary items                            $        14,321         9,131,502    $     1.57
 Effect of dilutive securities:
  Contingently issuable shares                                          -            18,525             -
  Convertible debentures                                             (426)        1,094,036         (0.21)
  Net earnings allocated to participating securities                1,040                 -          0.11
  Stock options and warrants                                            -            97,548         (0.02)
                                                          ---------------     -------------    ----------
 Earnings from continuing operations
    per common share assuming dilution                    $        14,935        10,341,611    $     1.44
                                                          ===============     =============    ==========

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      The diluted EPS net earnings adjustment related to convertible debentures are as follows:

                                                               2003           2004
                                                            ----------     ---------
Interest on convertible debentures, net of tax                     717         1,204
Amortization of debt discount                                        -           828
Gain on value of convertible option derivative laibility             -        (2,458)
                                                            ----------     ---------
                                                            $      717     $    (426)
                                                            ==========     =========

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

NEW ACCOUNTING PRONOUNCEMENTS

      In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. It also requires that the allocation of fixed production overhead to inventory be based on the normal capacity of production facilities. SFAS 151 is effective for the Company beginning fiscal year 2006. The implementation of SFAS 151 is not expected to have a significant impact on the Company.

      In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") which revises SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123R also supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS 95, "Statement of Cash Flows." Under SFAS 123 companies could either recognize the fair value of stock options as a period expense or disclose the pro forma impact of the fair value of stock options in the notes to the financial statements. Under SFAS 123, the Company has disclosed the pro forma impact of the fair value of stock options in the Significant Accounting Policy titled Stock-Based Compensation. SFAS 123R requires that the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, to be recognized as a period expense, generally over the option vesting period. SFAS 123R will be effective for the Company beginning in the third quarter of 2005. The Company is currently evaluating its transition alternatives and the effect of this Statement on the Company, which will be dependent in large part upon future equity-based grants.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP 109-2). FSP 109-2 provides guidance under FASB Statement No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 does not have a significant impact on the Company's results of operations or financial position for the year ended December 31, 2004, and the Company does not anticipate that it will have a significant impact going forward.

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

    Results of operations and gain from sale:                      2002
    -----------------------------------------                   ----------
    Net sales                                                    $ 42,548
    Gross profit                                                    3,592
    Operating expenses                                              4,763
    Operating (loss)                                               (1,172)
    Interest expense, net                                             478
    (Loss) from operations, net of tax                             (1,588)
    Gain from sale, net of tax                                        174

LOGISTICS

      During the fourth quarter of 2002 the Company made the strategic decision to focus on its core automotive business and exit its logistics segment. The Company completed the sale of this operation in March 2003. Refer to Note L. As a result of the decision the Company was required to value the business at its fair value based on an anticipated sales price in accordance with SFAS 144. To this end the Company incurred an impairment charge of $19.9 million in the fourth quarter of 2002 primarily related to goodwill. Condensed financial information relating to the discontinued logistics operations and net assets of discontinued operations held for sale follows (in thousands):

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE B - DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (CONTINUED)

   Results of operations and loss from sale:      2002       2003    2004
   -----------------------------------------      ----       ----    ----
Net sales                                      $ 65,795   $ 14,800   $   -
Gross profit                                     12,530      2,401       -
Operating expenses                               15,095      3,975       -
Asset impairment charge                          19,911          -       -
Operating (loss)                                (22,476)    (1,574)   (183)
Interest expense, net                             1,851        409       -
(Loss) from operations, net of tax              (16,308)    (1,355)   (121)
(Loss) from sale, net of tax                          -       (677)      -

DISTRIBUTION

      During the fourth quarter of 2003, the Company made the decision to exit the distribution business. The sale of the distribution business was completed on January 28, 2004 for approximately $5.5 million in cash to an entity in which the Company's Chairman and another officer have an interest. Due to the related party nature of the transaction, an independent committee of the board of directors was formed to evaluate, negotiate and complete the sale of the business. In addition, an independent fairness opinion related to the sale was obtained. In the fourth quarter of 2003, the Company made the strategic decision to focus on its core automotive business and as a result classified the distribution business in discontinued operations for fiscal years 2003 and prior. In accordance with SFAS 144, the Company valued the business based upon the estimated net proceeds from the anticipated sale. As a result, an impairment charge of approximately $2.0 million was recorded. Condensed financial information relating to the discontinued distribution business and net assets of discontinued operations held for sale follows (in thousands):

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE B - DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (CONTINUED)

Results of operations and gain from sale:                       2002        2003       2004
-----------------------------------------                       ----        ----       ----
Net sales                                                     $ 4,428      $ 4,678     $   -
Gross profit                                                    2,473        2,283         -
Operating expenses                                              1,621        1,853         -
Asset impairment charge                                             -        1,978         -
Operating income (loss)                                           852       (1,548)        -
Interest expense, net                                              92          271         -
Gain (loss) from operations, net of tax                           490       (1,867)        -
Gain from sale, net of tax                                          -            -       121

Net assets of discontinued operations held for sale:                        2003
----------------------------------------------------                        ----
Current assets                                                            $  2,241
Property, plant and equipment, net                                             739
Other assets                                                                 2,729
                                                                          --------
 Total assets                                                             $  5,709
                                                                          ========
Current liabilities                                                       $    325
Other liabilities                                                              450
                                                                          --------
 Total liabilities                                                             775
                                                                          --------
Net assets of discontinued operations held for sale                       $  4,934
                                                                          ========

      During fiscal year 2002 and 2003, the Company decided to sell certain real estate assets. As a result, this real estate was reclassified as "Assets Held for Sale" on the consolidated balance sheet. As of December 31, 2003 and December 31, 2004 the real estate held for sale had a book value of $4.3 million and $3.8 million, respectively. During 2003 and 2004, the Company sold two of the properties at their approximate carrying values. As of December 31, 2004 the Company had one property classified in Assets Held for Sale. During 2004, the Company determined that the fair value of the property was less than the carrying value of the property and recorded a charge of $0.1 million to write the asset down to its estimated fair value. The Company expects to sell the property or place it back into fixed assets by September 30, 2005.

NOTE C - GOODWILL AND OTHER INTANGIBLE ASSETS

      Components of Goodwill at December 31, 2003 and 2004 are as follows (in thousands):

                                             NMP          PROTOTUBE       LWI         TOTAL
                                           PURCHASE        PURCHASE    PURCHASE     GOODWILL
                                           --------        --------    --------     --------
Goodwill, December 31, 2003                $ 11,463         $ 376       $    -      $ 11,839
Purchase of LWI                                   -             -        8,448         8,448
                                           --------         -----       ------      --------

Goodwill, December 31, 2004                $ 11,463         $ 376        8,448      $ 20,287
                                           ========         =====       ======      ========

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE C - GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

      Consistent with SFAS 141, "Business Combinations," in conjunction with the purchase of LWI, an intangible asset apart from Goodwill was recognized related to the fair value of the customer contracts acquired with the purchase of LWI. A fair value of $2.1 million was determined for these contracts at the time of acquisition using a discounted cash flow model. This intangible asset is being amortized over ten years based upon the lives of the acquired contracts and follow-on contracts expected to be awarded on the same business. Accordingly, annual amortization expense is expected to be $0.2 million. This amortization is not deductible for tax purposes unless the entity is sold.

      Total amortization expense for all intangible assets was $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2002, 2003 and 2004, respectively. Components of other intangible assets, net (in thousands) are as follows:

                                                        DECEMBER 31, 2003             DECEMBER 31, 2004

                                                 GROSS     ACCUM                GROSS     ACCUM
                                                 VALUE     AMORT    NET VALUE   VALUE     AMORT    NET VALUE
                                                 -----     -----    ---------   -----     -----    ---------
Value of customer contracts - LWI acquisition   $     -   $     -   $      -   $ 2,073   $  (155)   $ 1,918
Legal costs related to patent filing                  -         -          -        49         -         49
Covenants not to compete                          1,400    (1,217)       183     1,400    (1,400)         -
                                                -------   -------   --------   -------   -------    -------

Other Intangible Assets, net                    $ 1,400   $(1,217)  $    183   $ 3,522   $(1,555)   $ 1,967
                                                =======   =======   ========   =======   =======    =======

NOTE D - INVENTORIES, NET

      The major components of inventories are as follows (in thousands):

                                                                2003          2004
                                                              ---------     --------
Raw materials                                                 $   5,242     $  6,621
Work in process                                                   5,067        8,668
Finished goods                                                    4,234        5,416
Reserve for obsolete inventory                                        -         (117)
                                                              ---------     --------
Inventories, net                                              $  14,543     $ 20,588
                                                              =========     ========

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE E - PROPERTY, PLANT AND EQUIPMENT, NET

      Property, plant and equipment consisted of the following (in thousands):

                                                   2003           2004
                                                 ---------      --------
Buildings and improvements                       $     813      $  1,001
Machinery and equipment                             65,679        72,269
Furniture and fixtures                               1,674         2,082
                                                 ---------      --------
 Total, at cost                                     68,166        75,352
Less accumulated depreciation                       22,939        31,829
                                                 ---------      --------
 Total, net                                         45,227        43,523
Construction in process                              1,892         6,236
                                                 ---------      --------
 Total property, plant and equipment, net        $  47,119      $ 49,759
                                                 =========      ========

NOTE F - OTHER ASSETS

      Other assets consisted of the following (in thousands):

                                                    2003          2004
                                                 ---------      --------
Notes receivable - long term - NLS sale          $   3,333      $  1,417
Series A 8% Preferred stock -
  SET Enterprises, Inc.                              7,600         7,600
Common stock - SET Enterprises, Inc.                   300           300
Deferred financing costs - net                       1,129         1,749
Other                                                  528           531
                                                 ---------      --------
 Total                                           $  12,890      $ 11,597
                                                 =========      ========

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

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE F - OTHER ASSETS (CONTINUED)

      On August 1, 2003 SET completed its acquisition of Michigan Steel Processing, Inc. ("MSP"), a subsidiary of Sumitomo Corporation of America ("SCOA"). As part of the transaction, SCOA contributed 100% of the common stock of MSP in exchange for 45% of the common stock of SET. In addition, the Company reduced its guarantee of SET's senior debt from $10.0 million to $3.0 million for a period of one year. In August of 2004, the Company extended its guarantee to August 2005. The Company exchanged its $7.6 million non-convertible, non-voting redeemable preferred stock investment in SET for $7.6 million in Series A non-convertible, non-voting preferred stock which provides an 8% annual dividend. The Series A preferred stock is non-redeemable by the Company. The Series A preferred stock is redeemable by SET at its option. In connection with the transaction, the Company was issued 4% of the outstanding common stock of SET. The excess of the estimated fair values of the preferred and common stock received over the carrying value of the redeemable preferred stock has been recorded on the Company's books as a component of other income in the 2003 statement of operations for approximately $0.3 million.

      On March 21, 2003, the Company completed the sale of its logistics group for approximately $11.1 million in cash and notes as well as the assumption of substantially all payables and liabilities. The transaction included cash of $2.0 million at closing, two short-term notes totaling approximately $5.1 million, a $1.5 million three-year amortizing note and a $2.5 million five-year amortizing note. The short-term notes were repaid in full during the third quarter of 2004. The two long-term notes bear an annual interest rate of 4.5% and are being repaid in equal monthly installments. As of December 31, 2004 the Company has received approximately $6.7 million in proceeds from the sale of the logistics business in addition to the $2.0 million in cash at closing. As of December 31, 2004, the balance on the long-term notes was $2.4 million.

NOTE G - LINE OF CREDIT AND LONG-TERM DEBT

      In March 2004, the Company issued $40.0 million in 4% unsecured convertible subordinated notes (the "Notes") in a private placement. The Notes have a three year term, maturing on March 31, 2007 and may be extended another three years at the holders' option. The Notes are convertible at the holders' option anytime prior to maturity into shares of the Company's common stock at $32 per share (subject to adjustment pursuant to the terms of the Note). The interest rate on the Notes is 4% and is fixed for the entire term. Proceeds from the Notes were used to reduce the Company's current bank borrowings, including paying off the term loan balance and reducing amounts outstanding under the $35.0 million revolving credit facility. The holders of the Notes had a right to participate in dividends declared and paid to the Company's common shareholders to the extent that such dividends exceed $0.48 per share (in any twelve month period) within the initial three year term on the Notes. The holders' participation rights were only on the amount, if any, in excess of $0.48 per share. The holders are not entitled to participate in any dividends after the initial three year term. Pursuant to an amendment to the Notes entered into by the Company and the holders of the Notes during the fourth quarter of 2004, the holders of the Notes are no longer able to participate in dividends. In addition, there is a covenant restricting the Company from paying dividends or distributions on its common stock in excess of $0.48 per share in any twelve month period until March 2007. This amendment eliminates the requirement to use the two-class method for calculating basic earnings per share for future periods relating to the Notes.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE G - LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)

      The terms of the Notes include a right of the holders of the Notes to convert the Notes into the Company's common stock at $32 per share. This right was evaluated by the Company to determine if it gave rise to an embedded derivative instrument that would need to be accounted for separately in accordance with Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities" and Emerging Issues Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company concluded that certain provisions which are contingent upon a change in control of the Company and allow for a net cash settlement of the conversion option qualified as an embedded derivative and did not meet the scope exceptions of SFAS 133. Therefore, the Company was required to bifurcate the conversion option and establish the fair value of the embedded derivative separate from the debt instrument and record it as a derivative liability. At issuance of the Notes, the holders' conversion right had an estimated initial fair value of $3.5 million, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet. The discount on the Notes is being accreted to par value over the term of the Notes through non-cash charges to interest expense over the initial three year term. The derivative liability associated with the conversion option was adjusted for changes in fair value over the period of time during which the embedded derivative existed with the corresponding charge or credit to other expense or income. The estimated fair value of the holder's conversion option was determined using a convertible bond valuation model which utilizes assumptions including: The historical stock price volatility; risk-free interest rate; credit spreads; remaining maturity; and the current stock price. On November 15, 2004 the Company and holders of the Notes entered into an amendment to the Notes which incorporated changes that eliminated the embedded derivative liability associated with the Notes. As a result of the eliminating the embedded derivative liability, the Company is no longer required to value the derivative after November 15, 2004. The change in value of the derivative liability from September 30, 2004 to November 15, 2004 resulted in a charge of $0.5 million. The value of the derivative liability of $0.6 million as of November 15, 2004 was netted against the balance of debt discount. The remaining balance of debt discount will continue to be amortized over the remaining term of the Notes. At December 31, 2004 the balance of the debt discount was $1.6 million.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE G - LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)

      As of December 31, 2004 the Company maintained a $35.0 million secured credit facility with Comerica Bank N.A. ("Comerica") with a maturity date of April 2009 ("Credit Facility"). During the second quarter of 2004 the Credit Facility was amended to, among other things, extend the maturity to April 2009, reduce the number of participating banks from three to one, and adjust several financial and other covenants. The Credit Facility consists of a $35.0 million revolving loan with no borrowing base formula. The term loan portion of the Credit Facility was paid off using the proceeds from the issuance of the Notes. There were no outstanding borrowings on the revolving loan at December 31, 2004. Availability under the Credit Facility was approximately $34.7 million, net of approximately $0.3 million in outstanding letters of credit at December 31, 2004. The Credit Facility is secured by assets of the Company and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing and provides the Company with borrowing options for multi-currency loans. Borrowing options include a Eurocurrency rate, or a base rate. Advances under the Credit Facility bore interest at an average effective rate of 4.4% for the year ended December 31, 2004. These borrowings were primarily in the first quarter of 2004 as the Company had no outstanding borrowings under the Credit Facility at December 31, 2004. As a result of the repayment of the term loan portion of the credit facility, the Company recorded a write-off of approximately $0.4 million in deferred financing fees in the first quarter of 2004. The unamortized balance of origination costs is $0.5 million at December 31, 2004 and is included in other assets. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $15.0 million.

      The Company has from time to time, been in violation of certain of its financial debt ratio covenants and covenants relating to the issuance of preferred stock and the payment of preferred and common stock dividends, requiring it to obtain waivers of default from its lenders. At December 31, 2004 the Company is in compliance with all of its financial debt covenants under the Credit Facility.

      As of December 31, 2004, the Company guaranteed $3.0 million of SET Enterprises, Inc. ("SET") senior debt in connection with its sale of businesses to SET. During the third quarter of 2004, the Company agreed to extend its guarantee for one year. The Company would be required to perform under the guarantee if SET was unable to repay or renegotiate its credit facility. The maximum amount the Company would be required to pay is $3.0 million. The Company does not currently carry a liability for this guarantee. The guarantee is unsecured and the Company would be entitled to the proceeds from any liquidation after the senior debt lender had been paid in full. As of December 31, 2004, the Company had not been notified by SET or SET's lender of any default that would require performance under the guarantee.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE G - LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)

      On July 31, 1998 and concluding August 10, 1998 the Company closed a private offering of 6% Convertible Subordinated Debentures ("1998 Debentures") for gross proceeds of $20.76 million. The proceeds were used to reduce the amount of outstanding advances under the Credit Facility. The 1998 Debentures were scheduled to mature on July 31, 2005. Commencing November 30, 1998, the Debentures became convertible into Common Stock at $14.3125 per share (subject to adjustment). Beginning January 31, 2004 and on each July 31 and January 31 thereafter, the Company was required to redeem for cash 25% of the outstanding principal amount of the Debentures through the maturity date. During 2003, the holders of approximately $3.5 million in subordinated 1998 Debentures exercised their option to convert their subordinated Debentures into the Company's common stock. During 2004, holders of approximately $11.5 million exercised their option to convert their 1998 Debentures into the Company's common stock. On February 2, 2004 the Company made a mandatory retirement payment pursuant to the terms of the 1998 Debentures of $0.8 million. The Company called and extinguished the remaining $0.2 million balance of the 1998 Debentures in the fourth quarter of 2004.

      On December 16, 1998 and concluding December 22, 1998 the Company closed a private offering of Junior Subordinated Notes (the "Junior Notes"), together with 105,000 warrants to purchase shares of Common Stock of the Company at an exercise price of $10.00 per share expiring on the maturity date, for gross proceeds of $3.5 million with $.141 million, or $1.34 per share, attributable to the warrants. The Junior Notes matured on December 16, 2003 and were redeemed in full. The warrants expired in 2003.

      Long-term debt consisted of the following (in thousands):

                                                                                          2003          2004
                                                                                        --------      --------
Credit Facility                                                                         $ 40,008      $      -
Economic Development Revenue Bonds, City of Lawrence, Indiana:
floating monthly interest rate (approximately 1.6% in 2004) . Principal payments
 of $125,000 and interest are due in semi-annual installments through August 2005.           500           250

6% Convertible Subordinated Debentures due in 2005                                        12,491             -

4% Convertible Subordinated Notes due in 2007, net of discount of $1,629                       -        38,371

Other                                                                                          -             4
                                                                                        --------      --------
                                                                                          52,999        38,625
Less current maturities                                                                    9,999           254
                                                                                        --------      --------
                                                                                        $ 43,000      $ 38,371
                                                                                        ========      ========

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE G - LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)

The aggregate maturities of long-term debt by year as of December 31, 2004 are as follows (in thousands):

                            2005           $    254
                            2006                  -
                            2007             38,371
                                           --------
                                           $ 38,625
                                           ========

NOTE H - COMMITMENTS AND CONTINGENCIES

      The Company leases buildings and equipment under operating leases with unexpired terms ranging from a month-to-month basis to thirteen years. Rent expense for all operating leases related to continuing operations (in thousands) were approximately $3.5 million, $3.7 million and $4.8 million for the years ended December 31, 2002, 2003 and 2004, respectively.

      The future minimum lease payments under these operating leases are as follows (in thousands):

                            2005           $  5,058
                            2006              4,726
                            2007              4,333
                            2008              4,091
                            2009              4,086
                            Thereafter       35,184
                                           --------
                                           $ 57,478
                                           ========

      The Company's lease on its Canadian facility expires in 2005. The Company expects to exercise its renewal option to extend this lease an additional five years. All other facility leases expire in 2016 or after.

      The Company expects to receive minimum rent payments of approximately $1.1 million per year for the period 2005 through 2016 related to the sublease of a portion of one of the Company's manufacturing facilities to SET. The Company received $1.2 million in 2004 from SET related to the sublease of the facility.

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

      The Company is not a party to any legal proceedings other than routine litigation incidental to its business, none of which would have a material adverse impact on the Company's financial position, cash flows or results from operations.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE I - INCOME TAXES

      The components of earnings from continuing operations before income taxes and extraordinary items for fiscal years 2002, 2003 and 2004 are as follows (in thousands):

                                                                2002        2003         2004
                                                              -------     -------      -------
United States                                                 $ 1,910     $11,629      $20,736
Foreign                                                         3,827       2,178          933
                                                              -------     -------      -------
                                                              $ 5,737     $13,807      $21,669
                                                              =======     =======      =======

      Income taxes (benefits) have been charged to continuing operations as follows (in thousands):

                                                                2002        2003         2004
                                                              --------    -------      -------
Current
  Federal, United States                                      $   386     $(4,710)     $ 4,235
  Federal, Foreign                                              1,303         969           94
                                                               ------      ------      -------
                                                                1,689      (3,741)       4,329
Deferred                                                          (23)      8,414        1,979
                                                               ------      ------      -------
                                                              $ 1,666     $ 4,673      $ 6,308
                                                              =======     =======      =======

      A reconciliation of the actual federal income tax expense to the expected amounts computed by applying the statutory tax rate to earnings from continuing operations before income taxes and extraordinary items is as follows (in thousands):

                                                               2002         2003         2004
                                                              -------     -------      -------
Expected federal income tax                                   $ 1,951     $ 4,694      $ 7,430
(Loss) on sale of subsidiaries                                   (168)          -            -
Difference in foreign & US statutory rates                         85          98            -
Nondeductible / non-taxable items                                  68          64           61
Gain on value of convertible option derivative liability            -           -         (836)
Amortization of debt discount                                       -           -          282
General business credit                                          (200)       (238)        (400)
State taxes                                                      (104)          -            -
Other, net                                                         34          55         (229)
                                                              -------     -------      -------
              Actual income tax expense                       $ 1,666     $ 4,673      $ 6,308
                                                              =======     =======      =======

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE I - INCOME TAXES (CONTINUED)

      The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 2003 and 2004 are as follows (in thousands):

                                           2003                       2004
                                   ------------------------------------------------
                                   Deferred     Deferred      Deferred     Deferred
                                    Asset     (Liabilities)    Asset     (Liabilities)
                                   --------   -------------   --------   ------------
Tax credit carryforwards           $ 1,244      $      -      $   166      $      -
Depreciation & amortization            756        (5,371)       1,783        (7,589)
Accrued and prepaid expenses            89          (132)         288           (74)
Investment basis difference            673             -          673             -
                                   -------      --------      -------      --------
                                     2,762        (5,503)       2,910        (7,663)
Less: Valuation allowance           (1,173)            -       (1,140)            -
                                   -------      --------      -------      --------
Total                              $ 1,589      $ (5,503)     $ 1,770      $ (7,663)
                                   =======      ========      =======      ========

      Of the deferred tax liabilities related to depreciation and amortization, $0.2 million and $0.4 million are related to the Company's Canadian operations at December 31, 2003 and 2004, respectively. The remainder of deferred tax assets and liabilities, including valuation allowances, are attributable to U.S. operations.

      Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

      At December 31, 2003, the Company recorded a $1.0 million deferred tax asset attributable to foreign tax credit carry forwards. Realization of the foreign tax credit carry forwards is dependent upon generating sufficient foreign income and United States tax liability during a 5-year carry forward period. At December 31, 2003 there was sufficient risk that some of these foreign tax credit carry forwards would expire unused and, accordingly, the Company recognized an offsetting valuation allowance of $0.5 million. During 2004 there was sufficient foreign income generated and a sufficient United States tax liability such that the $1.0 million of foreign tax credit carry forwards is planned to be used to reduce the United States 2004 tax liability. Accordingly, the tax credit carry forwards have been classified as a reduction of tax liability at December 31, 2004, and the $0.5 million valuation allowance recorded at December 31, 2003 has been reversed.

      During 2003, management recorded a $2.0 million goodwill impairment charge related to the Company's distribution business. The goodwill impairment charge was reflected in discontinued operations. The tax loss attributable to the impairment charge was realized during the first quarter of 2004 when the distribution business was sold. The resulting tax loss attributable to the stock sale results in a capital loss carry forward, which management does not expect to utilize during the statutory 5-year carry forward period. The Company has recorded the deferred tax asset of $0.7 million and an offsetting valuation allowance in the same amount at December 31, 2003 and 2004.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE I - INCOME TAXES (CONTINUED)

      At December 31, 2004 the Company recorded a $1.1 million deferred tax asset related to fixed assets acquired with LWI. Due to uncertainties related to the future realization of the tax benefits associated with these fixed assets, the Company recognized an offsetting valuation allowance of $0.5 million. Both the deferred tax asset and the valuation allowance were included in the purchase price allocation. Any future changes in the estimate of this valuation allowance will adjust Goodwill.

      Although not assured, management expects the Company to earn sufficient future income in order to realize the deferred tax assets net of the valuation allowance, which are recorded at December 31, 2004.

      At December 31, 2004, the Company recorded income taxes payable of $2.3 million. Included in this amount is $1.2 million of tax contingencies related to certain tax positions in a variety of taxing jurisdictions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations. Income taxes payable for the year ended December 31, 2004 have been reduced by $1.7 million due to the income tax benefit related to the exercise of employee stock options.

NOTE J - RELATED PARTY TRANSACTIONS

      On April 22, 2002, the Company completed a sale and leaseback transaction of its Shelbyville, KY facility to the Company's Chairman. The sale price was $6.2 million which was equal to the book value of the property. The proceeds of the transaction were used to reduce the Company's debt under its current credit facility. The lease has a term of five years and provides for monthly rent of $0.07 million. The sale price and rent amount were determined by the estimated fair value of the property and estimated prevailing lease rates for similar properties. Although the Company did not obtain an independent valuation of the property or the terms of the transaction, it believes the terms of the sale and leaseback were at least as favorable to Noble as terms that could have been obtained from an unaffiliated third party. Rent expense for 2003 and 2004 was approximately $0.8 million and $0.4 million, respectively. In the second quarter of 2004, the Company's Chairman sold the Shelbyville, KY facility to a third-party and canceled the lease with the Company. The Company subsequently entered into a lease agreement with the third-party for the Shelbyville, KY facility.

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

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE K - SIGNIFICANT CUSTOMERS

      Certain customers accounted for significant percentages (greater than 10%) of the Company's consolidated net sales from continuing operations for the years ended December 31, 2002, 2003, and 2004, as follows:

                            2002        2003       2004
                            ----        ----       ----
DaimlerChrysler              41%         37%        34%
General Motors               25%         26%        24%
Ford Motor Company                       18%        29%

NOTE L - ACQUISITIONS AND DISPOSITIONS

Completion of the sale of the logistics business

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

      On March 21, 2003, the Company completed the sale of its logistics group for approximately $11.1 million in cash and notes as well as the assumption of substantially all payables and liabilities. The transaction included cash of $2.0 million at closing, two short-term notes totaling approximately $5.1 million, a $1.5 million three-year amortizing note and a $2.5 million five-year amortizing note. The short-term notes were repaid in full during the third quarter of 2004. The two long-term notes bear an annual interest rate of 4.5% and are being repaid in equal monthly installments. As of December 31, 2004 the Company has received approximately $6.7 million in proceeds from the sale of the logistics business in addition to the $2.0 million in cash at closing. As of December 31, 2004, the balance on the long-term notes was $2.4 million.

Completion of the sale of the heavy construction equipment business

      On December 31, 2002, the Company sold its heavy equipment segment for $14.0 million in cash. The Company completed the transaction with an entity in which the Company's Chairman and another officer have an interest. Due to the related party nature of the transaction, an independent committee of the board of directors was formed to evaluate, negotiate and complete the sale of this operation. In addition, an independent fairness opinion regarding the transaction was obtained. The transaction resulted in a gain of $0.174 million, net of tax (refer to Notes B and J).

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE L - ACQUISITIONS AND DISPOSITIONS (CONTINUED)

Acquisition of Prototube, LLC

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

Acquisition of Prototech Laser Welding, Inc. ("LWI")

      On January 21, 2004, the Company completed the acquisition of LWI for approximately $13.6 million in cash, the assumption of approximately $0.7 million in subordinated debt, and up to an additional $1.0 million payable if certain new business is awarded to Noble within the twenty-four month period following the acquisition. Any payment made pursuant to this contingency will be recorded to Goodwill at the time of recognition. LWI, based in Clinton Township, Michigan, is a supplier of laser-welded blanks to General Motors Corporation and is a leader in curvilinear welding. The Company believes that curvilinear laser welding will become an increasingly important technology, providing substantial growth opportunities.

      Results of operations for LWI are included in Noble financial statements beginning January 2004. The unaudited pro forma combined historical results for the twelve months ended December 31, 2003, as if the Company had acquired LWI at the beginning of 2003, are estimated to be (in thousands, except per share amounts):

PRO FORMA INFORMATION                                              2003
                                                                ----------
Net sales                                                       $  208,104
Earnings on common shares from continuing operations            $    8,548
Basis earnings per share from continuing operations             $     1.09
Diluted earnings per share from continuing operations           $     1.03

      The pro forma information includes an adjustment for the effect of the amortization of the intangible asset recognized in the acquisition and other accounting adjustments recognized in recording the combination. This pro forma information is not necessarily indicative of future operating results.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE L - ACQUISITIONS AND DISPOSITIONS (CONTINUED)

      The Company has completed the allocation of the purchase price for LWI pursuant to purchase accounting requirements. An intangible asset apart from Goodwill of $2.1 million was recognized related to the fair value of the customer contracts acquired with LWI. The final purchase price allocation differs from amounts carried in initial estimates included in interim financial statements primarily due to the recognition of the intangible asset and accrued expenses related to the closure of the LWI facility. The table below summarizes the final purchase price allocation (in thousands of dollars):

Current Assets                                      $   7,757
Fixed Assets, net                                       3,208
Intangible Asset                                        2,073
Goodwill                                                8,448
Current Liabilities                                    (7,103)
Deferred Tax Liabilities                                  (87)
Long-Term Liabilities                                    (691)

Purchase Price, net of cash acquired                $  13,605

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

Acquisition of Mexico metal processing business

      In January 2005, the Company completed the acquisition of the assets of Oxford Automotriz de Mexico's steel processing facility in Silao, Mexico for $5.7 million in cash and the assumption of $1.1 million in operating liabilities. The facility supplies component blanks on a toll processing basis to the Mexican automotive industry. The Company intends to begin laser welding at the facility in the latter half of 2005 and has received preliminary commitments to supply laser-welded blanks for a future light truck program in Mexico. The Company intends to sell a minority interest in this business by entering into a joint venture with an international steel processing company with operations in Mexico. The Company anticipates that the joint venture will operate the Silao facility with Noble retaining a majority interest in the venture. Management expects to reach a definitive agreement with its prospective joint venture partner in the second quarter 2005.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE M - STOCKHOLDERS' EQUITY

      In connection with the private offering of Junior Notes, (refer to Note
G), the Company issued 105,000 warrants to purchase shares of Common Stock of the Company at an exercise price of $10.00 per share or a cashless exercise pursuant to a formula stipulated which is based on the increase in the market price of the Company's Common Stock beyond $10.00 per share. The warrants are valued at $1.34 per share for an aggregate of approximately $141,000. The warrants were exercisable until expiration on December 16, 2003. During 2003, 15,000 warrants were exercised which resulted in the issuance of 3,048 shares of common stock. The remaining warrants expired and at December 31, 2003, there are no further warrants outstanding.

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

NOTE N - GEOGRAPHIC INFORMATION

      The Company classifies continuing operations into one industry segment. This segment is the automotive industry. The tables below identify the breakdown of the Company's revenues by country (which are classified based upon country of production) and long-lived assets by country, which consist primarily of fixed assets (in thousands).

                                                                         2002             2003            2004
                                                                      ----------       ----------      ----------
NET SALES

United States                                                         $   90,613       $  149,544      $  249,214

Canada                                                                    30,187           34,215          82,982

Australia                                                                      -                -             415
                                                                      ----------       ----------      ----------
                                                                      $  120,800       $  183,759      $  332,611
                                                                      ==========       ==========      ==========

                                                                         2002             2003            2004
                                                                      ----------       ----------      ----------
LONG-LIVED ASSETS

United States                                                         $   56,613       $   55,225      $   67,036

Canada                                                                     2,261            3,916           4,445

Australia                                                                      -                -             483
                                                                      ----------       ----------      ----------
                                                                      $   58,874       $   59,141      $   71,964
                                                                      ==========       ==========      ==========

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE O - EMPLOYEE BENEFIT PLANS

      The Company has a deferred compensation plan for substantially all employees of the Company. Company contributions are voluntary and are established as a percentage of each participant's salary. Company contributions to the deferred compensation plan were (in thousands) $179, $232 and $305 in 2002, 2003 and 2004, respectively.

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

      The Stock Incentive Plan is administered by the Board of Directors, which has the authority to, subject to certain limitations, make grants and modify the Stock Incentive Plan. Currently, the Stock Incentive Plan allows for the issuance of up to 400,000 shares of the Company's Common Stock. In connection with the plan, 16,041 shares of common stock were issued in 2002. These shares have a two-year trading and vesting restriction. In 2002 the Company recorded approximately $62,000 in compensation expense. In 2003, 17,688 shares of common stock were issued and the Company recorded $96,000 in compensation expense. In 2004, 2,620 shares of common stock were issued and the Company recorded $84,000 in compensation expense.

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

      A summary of the status of the Stock Option Plan as of December 31, 2004, and the changes during the years ended December 31, 2002, 2003 and 2004 is as follows:

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE O - EMPLOYEE BENEFIT PLANS (CONTINUED)

                                                                        WEIGHTED AVERAGE
                                                         SHARES          EXERCISE PRICE
                                                        ---------       ----------------
Outstanding 12/31/01 (250,500 exercisable)               537,500            $    7.27
Granted                                                   11,000            $    9.83
Exercised                                               (103,900)           $    6.57
Forfeited                                                 (9,500)           $    6.14
                                                        --------

Outstanding 12/31/02 (281,750 exercisable)               435,100            $    7.81
Granted                                                  160,832            $    8.38
Exercised                                               (125,000)           $    6.49
Forfeited                                                (14,600)           $    7.12
                                                        --------

Outstanding 12/31/03 (306,050 exercisable)               456,332            $    8.14
Granted                                                        -                    -
Exercised                                               (285,200)           $    8.28
Forfeited                                                (24,450)           $   10.17
                                                        --------
OUTSTANDING 12/31/04 (108,782 EXERCISABLE)               146,682            $    7.54
                                                        --------

      Options outstanding at December 31, 2004 have a weighted-average contractual life of 2.4 years. The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2004.

Range of Exercise            Outstanding         Weighted Average        Number of Stock          Weighted Average
     Prices                 Stock Options         Exercise Price        Options Exercisable        Exercise Price
-----------------           -------------        ----------------       -------------------       ----------------
$  4.78 - $ 5.39               12,750             $      5.21                 8,250                  $     5.11

$  6.00 - $ 6.64               46,100                    6.27                41,300                        6.29

$  7.35 - $11.00               87,832                    8.55                59,232                        8.05
                              -------             -----------               -------                  ----------
     Total                    146,682             $      7.54               108,782                  $     7.16
                              =======             ===========               =======                  ==========

NOTE P - RESTRUCTURING CHARGE

      The Company adopted SFAS 146 on January 1, 2003. SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, requires a company to record a liability for costs associated with an exit activity, at fair value, only when a liability is incurred. Accordingly, the Company recorded as an expense in selling, general and administrative and in accrued liabilities a pre-tax restructuring charge of $0.65 million in March 2003 related to organizational changes and headcount reductions. As of December 31, 2003 payments related to the reserve totaled $0.43 million; an adjustment to the accrual was made in the amount of $0.09 million; and as of December 31, 2003 the outstanding balance of the restructuring reserve was $0.13 million. There was no outstanding balance in the restructuring reserve as of December 31, 2004.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE Q - UNAUDITED QUARTERLY RESULTS OF OPERATIONS

      Basic earnings per share in the following table for each quarterly period in 2004 are as reported in the interim reports on Forms 10-Q and the fourth quarter earnings release. The sum of amounts presented for the quarters is $0.10 per share greater than the full year amount of $1.57 per share due to the dividend participation feature in the 4% Convertible Notes (see Note A). The allocation of earnings to these participating securities is applicable for the full year 2004 calculation of basic earnings per share but not the individual quarters.

      Diluted earnings per share in the following table for each quarterly period in 2004 are as reported in the interim reports on Forms 10-Q and the fourth quarter earnings release. The sum of amounts presented for the quarters is $0.06 per share less than the full year amount of $1.44 per share due to the anti-dilutive impact of the 4% Convertible Notes relating to the change in value of the embedded derivative liability and debt discount amortization in the fourth quarter.

FISCAL 2004, QUARTER ENDED                        MARCH 31        JUNE 30      SEPTEMBER 30     DECEMBER 31     TOTAL
--------------------------                       ----------     ---------      -------------   ------------   ---------
Net Sales                                        $   81,604     $  87,392       $  75,101      $   88,514     $ 332,611
Cost of sales                                        71,449        77,608          67,323          78,300       294,680
Gross profit                                         10,155         9,784           7,778          10,214        37,931
                                                 ----------     ---------       ---------      ----------     ---------
Earnings on common shares from continuing
  operations before extraordinary items          $    3,308     $   4,141       $   4,860      $    3,052     $  15,361
                                                 ==========     =========       =========      ==========     =========
Basic earnings per common share
  Continuing operations                          $     0.37     $    0.45       $    0.52      $     0.33     $    1.57
  Discontinued operations                                 -             -               -               -             -
                                                 ----------     ---------       ---------      ----------     ---------
                                                 $     0.37     $    0.45       $    0.52      $     0.33     $    1.57
                                                 ==========     =========       =========      ==========     =========
Diluted earnings per common share
  Continuing operations                          $     0.36     $    0.40       $    0.30      $     0.33     $    1.44
  Discontinued operations                                 -             -               -               -             -
                                                 ----------     ---------       ---------      ----------     ---------
                                                 $     0.36     $    0.40       $    0.30      $     0.33     $    1.44
                                                 ==========     =========       =========      ==========     =========

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS 2002, 2003 AND 2004

NOTE Q - UNAUDITED QUARTERLY RESULTS OF OPERATIONS (CONTINUED)

FISCAL 2003, QUARTER ENDED                        MARCH 31       JUNE 30    SEPTEMBER 30   DECEMBER 31      TOTAL
-----------------------------------------        ----------     ---------   ------------   -----------    ---------
Net Sales                                        $   39,625     $  40,037    $  48,041     $   56,056     $  183,759
Cost of sales                                        33,610        33,478       41,358         48,463        156,909
Gross profit                                          6,015         6,559        6,683          7,593         26,850
                                                 ----------     ---------    ---------     ----------     ----------
Earnings on common shares from continuing
   operations before extraordinary items         $    1,919     $   2,428    $   2,715     $    2,072     $    9,134
                                                 ==========     =========    =========     ==========     ==========
Basic earnings (loss) per common share
  Continuing operations                          $     0.25     $    0.31    $    0.35     $     0.26     $     1.17
  Discontinued operations                             (0.18)        (0.04)        0.01          (0.29)         (0.50)
                                                 ----------     ---------    ---------     ----------     ----------
                                                 $     0.07     $    0.27    $    0.36     $    (0.03)    $     0.67
                                                 ==========     =========    =========     ==========     ==========
Diluted earnings (loss) per common share
  Continuing operations                          $     0.24     $    0.29    $    0.32     $     0.24     $     1.09
  Discontinued operations                             (0.15)        (0.03)        0.01          (0.25)         (0.43)
                                                 ----------     ---------    ---------     ----------     ----------
                                                 $     0.08     $    0.26    $    0.33     $    (0.01)    $     0.66
                                                 ==========     =========    =========     ==========     ==========

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

         Management's Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

            Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

            Management assessed the effectiveness of the Company's internal control over financial reporting as of Decembjler 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, the Company's internal control over financial reporting is effective based on those criteria.

            Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Deloitte & Touche LLP ("Deloitte"), the independent registered public accounting firm who also audited the Company's consolidated financial statements. Deloitte's attestation report on management's assessment of the Company's internal control over financial reporting appears on page 30 hereof.

ITEM 9B. OTHER INFORMATION

         On December 10, 2004, Noble International Ltd, acting pursuant to directions from the Compensation Committee of the Board of Directors, took the following actions.

Summary 2004 Incentive Compensation

         The 2004 threshold performance targets established by the Compensation Committee for cash awards to executive officers were met. The following cash awards were granted to executive officers of the Company:

        NAME                        POSITION                                        CASH COMPENSATION
        ----                        --------                                        -----------------
        Christopher Morin           President and Chief Executive Officer               $100,000
        Robert Skandalaris          Chairman                                            $ 75,000
        Timothy Emmitt              Chief Operating Officer                             $ 90,000
        Jay Hansen                  Chief Financial Officer                             $ 80,000
        Michael Azar                Vice President and General Counsel                  $ 90,000

         On January 17, 2005, the Compensation Committee, pursuant to its discretion provided for under Mr. Morin's employment agreement, increased his annual base compensation to $400,000.

Board Compensation

         On May 12, 2004 the Board of Directors adopted the recommendation of the Compensation Committee to increase the quarterly retainer paid to non-employee members of the Board of Directors from $32,000 to $40,000, for fiscal 2004 payable in either cash or stock of the Company. The Chairman of the Audit Committee is entitled to receive and additional annual payment of $5,000. No further compensation is payable to the members other than reimbursement for their attendance at the meetings.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated by reference from the information under the caption "Item 1:
Election of Directors" in the 2005 Proxy Statement.

      The Company has adopted a written Code of Ethics which is applicable to its Chief Executive Officer, Chief Financial Officer and Corporate Controller, as well as applicable to all of its directors, officers and employees. A copy of the Noble International, Ltd. Code of Ethics is available free of charge on the Company's website at www.nobleintl.com.

ITEM 11. EXECUTIVE COMPENSATION

      Incorporated by reference from the information under the captions "Executive Compensation and Other Information," "Report of the Compensation Committee on Executive Compensation" and "Performance Graph" in the 2005 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            EQUITY COMPENSATION PLAN

                                                    (a)                    (b)                       (c)
                                                 Number of              Weighted
                                              securities to be      average exercise         Number of securities
                                                issued upon             price of            remaining available for
                                                exercise of            outstanding          future issuance under
                                                outstanding              option              equity compensation
                                              option, warrants        warrants and        plans (excluding securities
        Plan Category                            and rights               rights             reflected in column (a))
--------------------------------------        ----------------      -----------------     ---------------------------
Equity compensation plans approved
   by security holders                              146,682             $ 7.54                     29,218

Equity compensation plans not approved
   by security holders                                    -                  -                          -
                                                    -------             ------                     ------
Total                                               146,682             $ 7.54                     29,218
                                                    =======             ======                     ======

      Incorporated by reference from the information under the captions "Voting Rights and Requirements" and "Common Stock Ownership of Certain Beneficial Owners and Management" in the 2005 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference from the information under the caption "Certain Transactions" in the 2005 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

      The information required to be furnished pursuant to this item will be set forth under the caption "Independent Auditor Fees" in the 2005 Proxy Statement.

                                     PART IV
--------------------------------------------------------------------------------

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) Financial Statements [Filed under Item 8 above]

      (b) Financial Statement Schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)

                                                              Additions
                                               Balance at     Charged to     Deductions-     Balance at
                                               Beginning      Costs and      (see notes        End of
                                               of Period       Expenses        below)          Period
                                               ----------     ----------     -----------     ----------
Year ended December 31, 2002
  Reserve for Doubtful Accounts                $     53       $ 1,216        $ 1,269  (1)    $     -
  Reserve for Doubtful Notes Receivable               -           462              -             462
  Valuation Allowance for Deferred Taxes              -           500              -             500

Year ended December 31, 2003
  Reserve for Doubtful Accounts                       -            94              -              94
  Reserve for Doubtful Notes Receivable             462             -            462 (1)           -
  Valuation Allowance for Deferred Taxes            500           673              -           1,173

Year ended December 31, 2004
  Reserve for Doubtful Accounts                      94           376            317 (1)         153
  Reserve for Obsolete Inventory                      -           117              -             117
  Valuation Allowance for Deferred Taxes          1,173           467 (2)        500 (2)       1,140

(1) Uncollectible accounts charged off

(2) Addition to valuation allowance related to fixed assets acquired in the LWI acquisition. Deduction from valuation allowance related to utilization of tax credit carryforwards.

ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR NOT REQUIRED.

Computation of Ratio of Earnings to Fixed Charges Attached as Exhibit 12.0.

                                 EXHIBIT INDEX

Exhibit Number       Exhibit Description

         3.1         Certificate of Incorporation, as amended (filed as Exhibit
                     3.1 to Registrant's Registration Statement on Form S-1, No. 333-27149, and incorporated herein by reference).

         3.2 By-laws, as amended (filed as Exhibit 3.2 to Registrant's Registration Statement on Form S-1, No. 333-27149, and incorporated herein by reference).

         4.1 Indenture between Noble International, Ltd. and American Stock Transfer & Trust Company dated as of July 23, 1998 (incorporated herein by reference to the Company's current report on Form 8-K filed August 10, 1998).

         10.10 Registration Rights Agreement dated April 7, 1997 among the Company, Utilase, Inc., James Bronce Henderson III and Jeffrey A. Moss (incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-27149).

         10.11 Registration Rights Agreement executed and delivered by Noble International, Ltd. in favor of the Holders of Debentures and Registrable Securities dated July 23, 1998 (incorporated herein by reference to the Company's current Report on Form 8-K filed August 10, 1998).

         10.12 Asset Purchase Agreement by and among Noble International, Ltd., Utilase Blank Welding Technologies, Inc., H&H Steel Processing Company, Inc., Terry Hill and Robert G. Kreiling dated September 30, 1998.

         10.13(a) Stock Purchase Agreement among Noble International, Ltd., S.E.T. Steel, Inc., and Sid E. Taylor dated February 16, 2001 (incorporated herein by reference to the Company's current Report on Form 8-K filed on March 1, 2001).

         10.13(b) Stock Purchase Agreement among Noble International, Ltd. Noble Technologies, Inc., Noble Metal Processing, Inc. and S.E.T. Steel, Inc. dated February 16, 2001(incorporated herein by reference to the Company's current Report on Form 8-K filed on March 1, 2001).

         10.14(a) Asset Purchase Agreement among SRS California Operations, LLC and Noble Logistic Services, Inc., a California corporation, Noble Logistic Services, Inc., a Michigan corporation, and Noble International dated March 21, 2003 (incorporated herein by reference to the Company's current Report on Form 8-K filed April 7, 2003).

         10.14(b) Stock Purchase Agreement among SRS Texas Holdings, LLC and Noble Logistic Services Holdings, Inc., Noble Logistic Services, Inc., and Noble International, Ltd., dated March 21, 2003 (incorporated herein by reference to the Company's current Report on Form 8-K filed April 7, 2003).

         10.15 Stock Purchase Agreement among Noble Metal Processing, Inc. and The Shareholders of Prototech Laser Welding, Inc. (d/b/a Laser Welding International) dated January 12, 2004 (incorporated herein by reference to the Company's current Report on Form 8-K filed February 3, 2004).

         10.16(a) Form of Convertible Subordinated Note (incorporated by reference to Exhibit 4.1 to the Company's current Report on Form 8-K filed March 26, 2004).

         10.16(b)    Registration Rights Agreement (incorporated by reference to
                     Exhibit 4.2 to the Company's current report on Form 8-K filed March 26, 2004).

         10.16(c)    Securities Purchase Agreement (incorporated by reference to
                     Exhibit 4.3 to the Company's current Report on Form 8-K filed March 26, 2004).

         10.16(d) Amendment to Convertible Subordinated Notes (incorporated by reference to Exhibit 4.1 to the Company's interim report on Form 10-Q filed on November 12, 2004).

         10.16(e) Amendment to Convertible Subordinated Notes (incorporated by reference to the Company's current report on Form 8-K filed on December 7, 2004).

         10.17 Lease between JC Kentucky Properties, LLC, and Noble Metal Processing-Kentucky LLC dated May 1, 2004.

         12.0        Computation of Ratio of Earnings to Fixed Charges.

         21.1        Subsidiaries of the Registrant.

         23.1        Consent of Deloitte & Touche LLP.

         24.1        Power of Attorney (included after signature page hereto)

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

Dated: March 15, 2005
NOBLE INTERNATIONAL, LTD.

By:  /S/ CHRISTOPHER L. MORIN                By: /S/ JAY J. HANSEN
   ----------------------------------------      ------------------------------
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


/S/ ROBERT J. SKANDALARIS                                                March 15, 2005
-----------------------------------------------------
Robert J. Skandalaris, Chairman of the
Board and Director

/S/ CHISTOPHER L. MORIN                                                  March 15, 2005
-----------------------------------------------------
Christopher L. Morin, President and Chief Executive Officer
(Principal Executive Officer)

/S/ MARK T. BEHRMAN                                                      March 15, 2005
-----------------------------------------------------
Mark T. Behrman, Director

/S/ VAN CONWAY                                                           March 15, 2005
-----------------------------------------------------
Van Conway, Director

/S/ LARRY WENDLING                                                       March 15, 2005
-----------------------------------------------------
Larry Wendling, Director

/S/ STUART I. GREENBAUM                                                  March 15, 2005
-----------------------------------------------------
Stuart I. Greenbaum, Director

/S/ DANIEL J. MCENROE                                                     March 15, 2005
-----------------------------------------------------
Daniel J. McEnroe, Director

/S/ FRED HUBACKER                                                         March 15, 2005
-----------------------------------------------------
Fred Hubacker, Director

/S/ THOMAS L. SAELI                                                       March 15, 2005
-----------------------------------------------------
Thomas L. Saeli, Director

/S/ ANTHONY R. TERSIGNI                                                   March 15, 2005
-----------------------------------------------------
Anthony R. Tersigni, Director

                                 EXHIBIT INDEX


         10.17 Lease between JC Kentucky Properties, LLC, and Noble Metal Processing-Kentucky LLC dated May 1, 2004.

         12.0        Computation of Ratio of Earnings to Fixed Charges.

         21.1        Subsidiaries of the Registrant.

         23.1        Consent of Deloitte & Touche LLP.

         24.1        Power of Attorney (included after signature page hereto)

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