Form 10-Q
period 2005-03-31
NOBLE INTERNATIONAL, LTD.
filed 2005-05-10
CIK 1034258

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________________

Commission File Number: 001-13581

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes[X] No[ ]

      The number of shares of the registrant's common stock, $.001 par value, outstanding as of April 29, 2005 was 9,302,954.

                            NOBLE INTERNATIONAL, LTD.
                                 FORM 10-Q INDEX

This report contains statements (including certain projections and business trends) accompanied by such phrases as "assumes," "anticipates," "believes," "expects," "estimates," "projects," "will" and other similar expressions, that are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Statements regarding future operating performance, new programs expected to be launched and other future prospects and developments are based upon current expectations and involve certain risks and uncertainties that could cause actual results and developments to differ materially. Potential risks and uncertainties include such factors as demand for the company's products, pricing, the company's growth strategy, including its ability to consummate and successfully integrate future acquisitions, industry cyclicality and seasonality, the company's ability to continuously improve production technologies, activities of competitors and other risks detailed in the company's Annual Report on Form 10-K for the year ended December 31, 2004 and other filings with the Securities and Exchange Commission ("SEC"). These forward looking statements are made only as of the date hereof.

                               TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION...............................................................................     3

   ITEM 1:  FINANCIAL STATEMENTS.............................................................................     3
      Condensed Consolidated Balance Sheets as of December 31, 2004 and March 31, 2005 (unaudited)...........     3
      Condensed Consolidated Statements of Income (unaudited) for the Three  Month Period Ended
         March 31, 2004 and 2005.............................................................................     4
      Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Month Period Ended
         March 31, 2004 and 2005.............................................................................     5
      Condensed Consolidated Statements of Comprehensive Income (unaudited) for the Three Month Period
         Ended March 31, 2004 and 2005.......................................................................     6
      Notes to Consolidated Financial Statements (unaudited).................................................     7
   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............    12
   ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................    15
   ITEM 4:  CONTROLS AND PROCEDURES..........................................................................    15

PART II - OTHER INFORMATION..................................................................................    16

   ITEM 1:  LEGAL PROCEEDINGS................................................................................    16
   ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS......................................    16
   ITEM 3:  DEFAULTS UPON SENIOR SECURITIES..................................................................    16
   ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................    16
   ITEM 5:  OTHER INFORMATION................................................................................    16
   ITEM 6:  EXHIBITS.........................................................................................    16

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                UNAUDITED
                                                              DECEMBER 31        MARCH 31
                                                                 2004              2005
                                                              -----------       ---------
ASSETS

Current Assets:
    Cash and cash equivalents                                  $  17,551        $  10,742
    Accounts receivable, trade, net                               51,895           56,785
    Note receivable                                                1,000            1,000
    Inventories, net                                              20,588           19,758
    Deferred income taxes                                            101              145
    Prepaid expenses and other                                     3,973            3,954
                                                               ---------        ---------
Total Current Assets                                              95,108           92,384

    Property, plant & equipment                                   81,588           83,050
    Accumulated depreciation                                     (31,829)         (33,561)
                                                               ---------        ---------
    Property, Plant & Equipment, net                              49,759           49,489

Other Assets:
    Goodwill                                                      20,287           23,064
    Other intangible assets, net                                   1,967            1,922
    Other assets, net                                             11,597           11,078
                                                               ---------        ---------
Total Other Assets                                                33,851           36,064
Assets Held for Sale                                               3,760            3,760
                                                               ---------        ---------
TOTAL ASSETS                                                   $ 182,478        $ 181,697
                                                               =========        =========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                           $  52,736        $  47,529
    Accrued liabilities                                            3,229            4,206
    Income taxes payable                                           2,311            2,761
    Current maturities of long-term debt                             254              126
                                                               ---------        ---------
Total Current Liabilities                                         58,530           54,622

Long-Term Liabilities:
    Deferred income taxes                                          5,994            5,865
    Convertible subordinated debentures, net of discount          38,371           38,552
                                                               ---------        ---------
Total Long-Term Liabilities                                       44,365           44,417

STOCKHOLDERS' EQUITY
    Common stock                                                       9                9
    Additional paid-in capital                                    53,782           53,979
    Retained earnings                                             24,184           27,046
    Accumulated other comprehensive income, net                    1,608            1,624
                                                               ---------        ---------
TOTAL STOCKHOLDERS' EQUITY                                        79,583           82,658
                                                               ---------        ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $ 182,478        $ 181,697
                                                               =========        =========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (Unaudited, in thousands, except share and per share data)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31
                                                                  2004            2005
                                                              -----------      -----------
Net sales                                                     $    81,604      $    86,750
Cost of sales                                                      71,449           77,064
                                                              -----------      -----------
  Gross margin                                                     10,155            9,686
Selling, general and administrative expenses                        4,252            3,177
                                                              -----------      -----------
  Operating profit                                                  5,903            6,509
Interest income                                                        96              108
Interest expense                                                   (1,117)            (678)
Other, net                                                            128              294
                                                              -----------      -----------
  Earnings from continuing operations before income taxes           5,010            6,233
Income tax expense                                                  1,702            2,441
                                                              -----------      -----------
  Earnings on common shares from continuing operations              3,308            3,792
Discontinued operations:
(Loss) from discontinued operations                                  (121)               -
Gain on sale of discontinued operations                               121                -
                                                              -----------      -----------
  Net earnings on common shares                               $     3,308      $     3,792
                                                              ===========      ===========
BASIC EARNINGS (LOSS) PER COMMON SHARE:

  Earnings per share from continuing operations               $      0.37      $      0.41
  (Loss) from discontinued operations                               (0.01)               -
  Gain on sale of discontinued operations                            0.01                -
                                                              -----------      -----------
  Basic earnings per common share                             $      0.37      $      0.41
                                                              ===========      ===========
DILUTED EARNINGS (LOSS) PER COMMON SHARE

  Earnings per share from continuing operations               $      0.36      $      0.41
  (Loss) from discontinued operations                               (0.01)               -
  Gain on sale of discontinued operations                            0.01                -
                                                              -----------      -----------
  Diluted earnings per common share                           $      0.36      $      0.41
                                                              ===========      ===========
  Dividends declared and paid                                 $      0.10      $      0.10
                                                              ===========      ===========

Basic weighted average common shares outstanding                8,915,350        9,262,927
Diluted weighted average common shares outstanding              9,491,177        9,357,849

               THE ACCOMPANYING NOTES ARE INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                               THREE MONTHS ENDED
                                                                     MARCH 31
                                                             ----------------------
                                                               2004          2005
                                                             --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Earnings on common shares from continuing operations       $  3,308      $  3,792
  Adjustments to reconcile earnings
   to net cash provided by (used in) operations
    Interest expense                                              587           350
    Depreciation of property, plant and equipment               2,307         2,488
    Amortization of intangible assets                              50            52
    Deferred income taxes                                          (2)          297
    Gain on sale of property and equipment                          -           (19)
    Stock compensation expense                                     18           107
  Changes in assets and liabilities
    Increase in accounts receivable                           (15,969)       (3,493)
    (Increase) decrease in inventories                         (3,540)          813
    Decrease in prepaid expenses                                2,572           412
    Decrease in other operating assets                             21            10
    Increase (decrease) in accounts payable                    16,320        (5,240)
    Increase in income taxes payable                            7,436           523
    Decrease (increase) in accrued liabilities                   (330)            6
                                                             --------      --------
        Net cash provided by continuing operations             12,778            98
        Net cash (used in) discontinued operations               (567)            -
                                                             --------      --------
        Net cash provided by operating activities              12,211            98
CASH FLOWS FROM INVESTING ACTIVITIES
  Net proceeds from sale of discontinued operations             5,500             -
  Purchases of property, plant and equipment                   (1,253)       (1,792)
  Proceeds from sale of property, plant and equipment               -         1,462
  Proceeds from Notes Receivable on sale of discontinued          250           335
  operations
  Acquisition of business, net of cash acquired               (13,605)       (5,864)
                                                             --------      --------
        Net cash (used in) investing activities                (9,108)       (5,859)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                          893            90
  Financing fees                                               (1,735)            -
  Proceeds from issuance of convertible subordinated           40,000             -
  debentures
  Dividends paid on common stock                                 (896)         (930)
  Redemption of convertible subordinated debentures              (827)            -
  Payments on long-term debt                                     (125)         (128)
  Net payments on credit facility                             (39,316)            -
                                                             --------      --------
        Net cash (used in) financing activities                (2,006)         (968)
Effect of exchange rate changes on cash                           (42)          (80)
                                                             --------      --------
        Net(decrease) in cash                                   1,055        (6,809)
Cash and cash equivalents at beginning of period                  715        17,551
                                                             --------      --------
Cash and cash equivalents at end of period                   $  1,770      $ 10,742
                                                             ========      ========

SUPPLEMENTAL CASH FLOW DISCLOSURE

  Cash paid for:

    Interest                                                 $    737      $    392
    Taxes                                                         224         1,503
  Fair value of assets acquired, including goodwill            20,112         6,998
  Liabilities assumed                                          (6,507)       (1,134)
  Cash paid, net                                               13,605         5,864

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS

                   NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (Unaudited, in thousands)

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                         --------------------
                                                          2004         2005
                                                         -------      -------
Net earnings on common shares                            $ 3,308      $ 3,792
Other comprehensive income (loss), equity adjustment
 from foreign currency translation, net of taxes             (77)          16
                                                         -------      -------

Comprehensive income, net                                $ 3,231      $ 3,808
                                                         =======      =======

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements for interim reporting do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The December 31, 2004 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as filed with the SEC for the period ended December 31, 2004.

      The accompanying consolidated financial statements as of March 31, 2005 and for the year ended December 31, 2004 include Noble International, Ltd. and its wholly-owned subsidiaries. The following chart outlines the wholly-owned subsidiaries of the Company and their current status.

             WHOLLY-OWNED SUBSIDIARIES OF NOBLE INTERNATIONAL LTD.

Subsidiary                                                                    Acquired/Formed    Status
----------                                                                    ---------------    ------
Noble Silao de Mexico, S. de R.L. de C.V.                                     Formed - 2005      Active
Noble Metal Processing de Mexico, S. de R.L. de C.V.                          Formed - 2005      Active
NMP Holding de Mexico, S. de R.L. de C.V.                                     Formed - 2005      Active
Noble Metal Processing - Australia Pty.                                       Formed - 2004      Active
Prototech Laser Welding, Inc. ("LWI")                                         Acquired - 2004    Active
Noble Tubular Products, Inc. ("Prototube")                                    Acquired - 2003    Active
Noble Metal Processing, Inc. ("NMP")                                          Acquired - 1997    Active
Noble Land Holdings, Inc. ("Land Holdings")                                   Formed - 1997      Active
Noble Manufacturing Group, Inc. (formerly Noble Technologies, Inc.)
("NMG")                                                                       Formed - 1998      Active
Noble Metal Processing Canada, Inc. ("NMPC")                                  Acquired - 1997    Active
Noble Metal Processing - Kentucky, LLC ("NMPK")                               Formed - 2001      Active
Peco Manufacturing, Inc. ("Peco")                                             Acquired - 2001    Sold - 2004
Pro Motorcar Products, Inc. ("PMP")                                           Acquired - 2000    Sold - 2004
Pro Motorcar Distribution, Inc. ("PMD")                                       Acquired - 2000    Sold - 2004
Monroe Engineering Products, Inc ("Monroe")                                   Acquired - 1996    Sold - 2004
Noble Logistic Services, Inc. (formerly Assured Transportation & Delivery,
Inc. and Central Transportation & Delivery, Inc.) ("NLS-CA")                  Acquired - 2000    Assets Sold - 2003
Noble Logistic Services Holdings, Inc. (formerly Dedicated Services
Holdings, Inc.) ("NLS-TX")                                                    Acquired - 2000    Sold - 2003
Noble Construction Equipment, Inc. (formerly Construction Equipment
Direct, Inc.) ("NCE")                                                         Acquired - 2001    Inactive
Noble Components & Systems, Inc.                                              Formed - 1998      Inactive
Noble Logistics Services, Inc. ("NLS-MI")                                     Formed - 2000      Inactive

      The Company's continuing operating subsidiaries are organized into a single reporting segment operating in the automotive supply business.

      In January 2005, the Company completed the acquisition of the assets of Oxford Automotive Inc.'s steel processing facility ("Mexico") in Silao, Mexico for $5.9 million plus the assumption of certain operating liabilities of approximately $1.1 million. The facility supplies component blanks on a toll processing basis to the Mexican automotive industry. Results of operations for Mexico are included in the Company's financial statements beginning January 2005. The Company intends to sell a minority interest in this business by entering into a joint venture with an international steel processing company with operations in Mexico. The Company anticipates that the joint venture will operate the Silao facility with the Company retaining a majority interest in the venture. Management expects to reach a definitive agreement with its prospective joint venture partner in the second quarter 2005. The unaudited pro forma combined historical results for the three months ended March 31, 2004, as if the Company had acquired Mexico at the beginning of 2004, are estimated to be (in thousands, except per share amounts):

PRO FORMA INFORMATION

                                                         FIRST QUARTER 2004
                                                         ------------------
Net Sales                                                $           83,495
Earnings on common shares from continuing operations                  4,050
Basic earnings per share of continuing operations                      0.45
Diluted earnings per share from continuing operations                  0.44

      This pro forma information is not necessarily indicative of future operating results.

      As of March 31, 2005, the Company has not completed the allocation of the purchase price for Mexico pursuant to purchase accounting requirements. The table below summarizes the preliminary purchase price allocation as of March 31, 2005 (in thousands):

Current Assets                          $     1,878
Fixed Assets, net                             1,881
Goodwill                                      3,239
Current Liabilities                          (1,134)
                                        -----------
Purchase Price, net of cash acquired    $     5,864
                                        ===========

      Basic earnings per share exclude dilution and are computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table reconciles the numerator and denominator to calculate basic and diluted earnings on common shares before extraordinary items and discontinued operations for the three months ended March 31, 2004 and 2005 (in thousands, except share and per share amounts). The impact of the convertible debentures (1,250,000 shares) was excluded in the calculation of diluted earnings per share in the first quarter 2005 because their inclusion was anti-dilutive.

                                                                         THREE MONTHS ENDED MARCH 31
                                             --------------------------------------------------------------------------------------
                                                                2004                                         2005
                                             -------------------------------------------   ----------------------------------------
                                             Net Earnings         Shares       Per share   Net Earnings       Shares      Per share
                                             (Numerator)      (Denominator)     Amounts    (Numerator)     (Denominator)   Amounts
                                             ------------     ------------     ---------   ------------    -------------  ---------
Basic earnings per common share
  Earnings on common shares from
    continuing operations                    $      3,308        8,915,350      $  0.37    $      3,792       9,262,927   $   0.41
  Effect of dilutive securities:
  Contingently issuable shares                          -           17,686            -               -          35,516          -
  Convertible debentures                               78          409,573        (0.01)              -               -          -
  Stock Options                                         -          148,568            -               -          59,406          -
                                             ------------        ---------      -------    ------------       ---------   --------
Earnings on common shares from continuing
  operations assuming dilution               $      3,386        9,491,177      $  0.36    $      3,792       9,357,849   $   0.41
                                             ============        =========      =======    ============       =========   ========

      In December 2004, the FASB issued SFAS 123R (revised 2004), "Share-Based Payment" ("SFAS 123R") which revises SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123R also supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS 95, "Statement of Cash Flows." Under SFAS 123 companies could either recognize the fair value of stock options as a period expense or disclose the pro forma impact of the fair value of stock options in the notes to the financial statements. Under SFAS 123, the Company has disclosed the pro forma impact of the fair value of stock options. SFAS 123R requires that the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, to be recognized as a period expense, generally over the option vesting period. SFAS 123R will be effective for the Company beginning in the first quarter of 2006. The Company is currently evaluating its transition alternatives and the effect of this Statement on the Company, which will be dependent in large part upon future equity-based grants.

      As permitted under SFAS 123, the Company accounts for its Stock Option and Stock Incentive Plans (the "Plans") under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized under the Plans. No stock options were granted by the Company in the first quarter of 2005. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table for the three months ended March 31, 2004 and 2005 (in thousands, except per share data):

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31
                                                             ------------------------
                                                                2004           2005
                                                             ----------     ---------
Net earnings on common shares from continuing operations
 as reported                                                 $    3,308     $   3,792
   Less: Total employee stock option expense under the
   fair value method, net of related tax effects                     42            29
                                                             ----------     ---------
   Pro forma                                                      3,266         3,763

Basic earnings per share from continuing operations
   As reported                                               $     0.37     $    0.41
   Pro forma                                                       0.37          0.41

Diluted earnings per share from continuing operations
  As reported                                                $     0.36     $    0.41
  Pro forma                                                        0.35          0.40

NOTE B -- GOODWILL AND OTHER INTANGIBLE ASSETS

      Components of Goodwill at December 31, 2004 and March 31, 2005 are as follows (in thousands):

                                                    NMP      PROTOTUBE     LWI       MEXICO     TOTAL
                                                  PURCHASE    PURCHASE   PURCHASE   PURCHASE   GOODWILL
                                                  --------   ---------   --------   --------   --------
Goodwill, December 31, 2004                       $ 11,463   $     376   $  8,448   $     -    $ 20,287
Purchase of Mexico                                       -           -          -     3,245       3,245
LWI Purchase Allocation Adjustment                       -           -       (468)        -        (468)
                                                  --------   ---------   --------   -------    --------

Goodwill, March 31, 2005                          $ 11,463   $     376   $  7,980   $ 3,245    $ 23,064
                                                  ========   =========   ========   =======    ========

      The adjustment to Goodwill in the first quarter of 2005 was related to a reversal of a valuation allowance and the recognition of a deferred tax asset pursuant to the completion of tax planning related to acquisition of LWI. In conjunction with the purchase of LWI, an intangible asset apart from Goodwill was recognized related to the fair value of the customer contracts acquired with the purchase. A fair value of $2.1 million was determined for these contracts at the time of acquisition using a discounted cash flow model. This intangible asset is being amortized over ten years based upon the lives of the acquired contracts and follow-on contracts expected to be awarded on the same business. Accordingly, annual amortization expense is expected to be $0.2 million. This amortization is not deductible for tax purposes unless the entity is sold.

      Total amortization expense for all intangible assets was $0.05 million for each of the three month periods ending March 31, 2004 and 2005. Components of other intangible assets, net (in thousands) are as follows:

                                                           DECEMBER 31, 2004           MARCH 31, 2005
                                                      --------------------------  ------------------------
                                                      GROSS   ACCUM               GROSS   ACCUM
                                                      VALUE   AMORT    NET VALUE  VALUE   AMORT  NET VALUE
                                                      ------  ------   ---------  ------  -----  ---------
Value of customer contracts - LWI acquisition         $2,073  $ (155)  $   1,918  $2,073  $(207) $   1,866
Legal costs related to patent filing                      49       -          49      56      -         56
                                                      ------  ------   ---------  ------  -----  ---------
Other Intangible Assets, net                          $2,122  $ (155)  $   1,967  $2,129  $(207) $   1,922
                                                      ======  ======   =========  ======  =====  =========

NOTE C -- INVENTORIES, NET

      The major components of inventories are as follows (in thousands):

                                                              DEC 31       MAR 31
                                                              2004          2005
                                                            ----------    --------
Raw materials                                               $    6,621    $  6,045
Work in process                                                  8,668       8,585
Finished goods                                                   5,416       5,173
Reserve for obsolete inventory                                    (117)        (45)
                                                            ----------    --------
Total Inventories, net                                      $   20,588    $ 19,758
                                                            ==========    ========

NOTE D -- GEOGRAPHIC INFORMATION

      The Company classifies continuing operations into one industry segment. This segment is within the automotive industry. The following tables identify the breakdown of the Company's net sales by country (which are classified based upon country of production) and long-lived assets by country, which consist primarily of fixed assets and intangible assets including goodwill (in thousands):

                                                  THREE MONTHS ENDED
                                                       MARCH 31
                                              ------------------------
NET SALES                                       2004            2005
---------                                     ---------       --------
United States                                 $  66,668       $ 60,648
Canada                                           14,864         24,845
Australia                                            72            112
Mexico                                                -          1,145
                                              ---------       --------
                                              $  81,604       $ 86,750
                                              =========       ========

                                              DECEMBER 31         MARCH 31
LONG-LIVED ASSETS                                 2004              2005
-----------------                             -----------        ----------
United States                                 $    67,085        $   64,870
Canada                                              4,445             4,533
Australia                                             483               508
Mexico                                                  -             5,072
                                              -----------        ----------
                                              $    72,013        $   74,475
                                              ===========        ==========

NOTE E - - COMMITMENTS AND CONTINGENCIES

      The Company is not a party to any legal proceedings other than routine litigation incidental to its business, none of which is likely to have a material adverse impact on the Company's financial position or results from operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Noble International, Ltd. ("Noble" or the "Company"), through its subsidiaries, is a full-service provider of tailored laser welded blanks and tubes for the automotive industry. Noble's laser-welded blanks are manufactured from two or more blanks of varying thickness and sizes welded together utilizing automated laser assemblies, and are used by original equipment manufacturers ("OEMs") or their suppliers in automobile body components such as doors, fenders, body side panels, and pillars.

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

      In January 2005, the Company completed the acquisition of the assets of Oxford Automotive Inc.'s steel processing facility in Silao, Mexico for approximately $5.9 million plus the assumption of approximately $1.1 million in certain operating liabilities. The facility supplies component blanks on a toll processing basis to the Mexican automotive industry. The Company intends to begin laser welding at the facility in the latter half of 2005. The Company intends to sell a minority interest in this business by entering into a joint venture with an international steel processing company with operations in Mexico. The Company anticipates that the joint venture will operate the Silao facility with the Company retaining a majority interest in the venture. Management expects to reach a definitive agreement with its prospective joint venture partner in the second quarter 2005.

RESULTS OF CONTINUING OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the MD&A section included in our Annual Report on Form 10-K, as filed with the SEC, for the year ended December 31, 2004.

      Net Sales. Net sales for the first quarter of 2005 were $86.8 million, an increase of $5.2 million or 6% compared to the first quarter of 2004. This increase is attributable primarily to increased steel content in sales as a percentage of total sales as well as sales from new programs launched, offset by lower production volumes, particularly on certain older vehicle lines.

      Cost of Sales. Cost of sales for the first quarter of 2005 was $77.1 million, an increase of $5.6 million or 8% compared to the first quarter of 2004. Cost of sales as a percentage of sales increased to 88.8% in the first quarter of 2005 from 87.6% in the first quarter of 2004. This increase is consistent with the increased sales, including increased steel content in cost of sales as well as additional costs in the first quarter of 2005 compared to the first quarter of 2004 to support future sales growth.

      Gross Margin. Gross margin for the first quarter of 2005 was $9.7 million, a decrease of $0.5 million or 5% compared to the first quarter of 2004. Gross margin as a percentage of sales in the first quarter of 2005 was 11.2% compared to 12.4% in the first quarter of 2004. This decrease in gross margin as a percentage of sales was primarily the result of the increase in the purchase of steel as a percentage of overall cost of sales, lower production volume on certain older vehicle lines and additional costs to support future sales growth.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the first quarter of 2005 were $3.2 million, a decrease of $1.1 million or 25% compared to the first quarter of 2004. SG&A as a percentage of sales in the first quarter of 2005 was 3.7% compared to 5.2% in the first quarter of 2004. The decrease was driven by a reduction in professional fees related to the implementation of Sarbanes-Oxley as well as the recovery of $0.3 million in the first quarter of 2005 of a receivable previously written off compared to bad debt expense of $0.3 million in the first quarter of 2004.

      Operating Profit. As a result of the foregoing factors, operating profit for the first quarter of 2005 was $6.5 million, an increase of $0.6 million or 10% compared to the first quarter of 2004. Operating profit as a percentage of sales in the first quarter of 2005 was 7.5% compared to 7.2% in the first quarter of 2004.

      Interest Income. Interest income for the first quarter of 2005 and 2004 was approximately $0.1 million.

      Interest Expense. Interest expense for the first quarter of 2005 was $0.7 million, a decrease of $0.4 million compared to the first quarter of 2004. During the first quarter of 2004, the Company recorded an expense of $0.4 million as a result of the write-off of deferred financing fees related to the repayment of the term loan portion of the Company's credit facility.

      Other, net. Other, net for the first quarter of 2005 was $0.3 million. Other, net for the first quarter of 2004 was $0.1 million. Included in Other, net for the first quarter of 2005 was $0.2 million of dividend income and $0.1 million for the recovery of assets previously written-off. Included in Other, net for the first quarter of 2004 was $0.2 million of dividend income offset by a $0.1 million loss on disposal of assets.

      Income Tax Expense. Income tax expense for the first quarter of 2005 was $2.4 million, an increase of $0.7 million compared to the first quarter of 2004. The effective tax rate for the first quarter of 2005 was 39% compared to 34% for the first quarter of 2004. The higher effective tax rate in the first quarter of 2005 was driven primarily by a change in state tax law in Kentucky during the first quarter of 2005. The Company expects its full year effective tax rate to be approximately 36.5% based upon this change.

      Earnings on Common Shares from Continuing Operations. As a result of the foregoing factors, earnings on common shares from continuing operations for the first quarter of 2005 was $3.8 million, an increase of $0.5 million or 15% compared to $3.3 million in the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash requirements have historically been satisfied through a combination of cash flow from operations, equity and debt financings. Working capital needs and capital equipment requirements in the continuing operations have increased as a result of the growth of the Company and are expected to continue to increase. Anticipated increases in required working capital and capital equipment expenditures are expected to be met from cash flow from operations and borrowings under the Company's credit facility. As of March 31, 2005, the Company had net working capital of $37.8 million. Availability under the Company's revolving credit facility was approximately $34.9 million as of March 31, 2005.

      The Company generated cash from continuing operations of $0.1 million for the three month period ended March 31, 2005. The cash required for working capital in the first quarter was driven by an increase in accounts receivables of $3.5 million related to an increase in sales and a decrease in accounts payable of $5.2 million, primarily due to the timing of payments at March 2005 and December 2004. These cash requirements were offset by positive cash flow driven by a reduction in inventory of $0.8 million, a reduction of prepaid expenses of $0.4 million and an increase in taxes payable of $0.5 million.

      The Company used cash in investing activities of $5.9 million for the three month period ended March 31, 2005. This use of cash was primarily the result of the purchase of fixed assets of $1.8 million, the acquisition of the Silao, Mexico facility of approximately $5.9 million, offset by the sale of fixed assets of $1.5 million and cash received from notes receivable related to the sale of the logistics business of $0.3 million.

      The Company used cash for financing activities of $1.0 million for the three month period ended March 31, 2005, primarily for the payment of cash dividends of $0.9 million and payments of long-term debt of $0.1 million, offset by the receipt of cash related to the issuance of common stock of $0.1 million, primarily pursuant to the exercise of stock options.

      In March 2004, the Company issued $40 million in convertible subordinated notes (the "Notes") in a private placement. The Notes have a three year term, maturing on March 31, 2007 and my be extended another three years at the holder's option. The Notes are convertible at the holder's option anytime prior to maturity into shares of the Company's common stock at $32 per share (subject to adjustment pursuant to the terms of the Notes). The interest rate on the Notes is 4% and is fixed for the entire term. In addition, there is a covenant restricting the Company from paying dividends or distributions on its common stock in excess of $0.48 per share in any twelve month period until March 2007.

      As of March 31, 2005 the Company maintained a $35.0 million secured credit facility with Comerica Bank N.A. ("Comerica") with a maturity date of April 2009 ("Credit Facility"). The Credit Facility consists of a $35.0 million revolving loan with no borrowing base formula. There were no outstanding borrowings on the revolving loan at March 31, 2005. Availability under the Credit Facility was approximately $34.9 million, net of approximately $0.1 million in outstanding letters of credit at March 31, 2005. The Credit Facility is secured by assets of the Company and its subsidiaries and provides for the issuance of up to $5.0 million in standby or documentary letters of credit.

      At March 31, 2005 the Company is in compliance with all of its financial debt covenants under the Credit Facility.

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

      As of March 31, 2005, the Company guaranteed $3.0 million of SET Enterprises, Inc. ("SET") senior debt in connection with its sale of businesses to SET. During the third quarter of 2004, the Company agreed to extend its guarantee for one year. The Company would be required to perform under the guarantee if SET was unable to repay or renegotiate its credit facility. The maximum amount the Company would be required to pay is $3.0 million. The Company does not currently carry a liability for this guarantee. The guarantee is unsecured and the Company would be entitled to the proceeds from any liquidation after the senior debt lender had been paid in full. As of March 31, 2005, the Company had not been notified by SET or SET's lender of any default that would require performance under the guarantee.

INFLATION

      Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, fuel, equipment and raw materials. The Company does not believe that inflation has had a material effect on its business over the past two years.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company's foreign subsidiaries were approximately 30% of total revenues from continuing operations for fiscal 2004. The Company's primary foreign currency exposures are the Canadian Dollar, Australian Dollar and Mexican Peso. The Company manages its exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and matching revenues with expenses in the same currency to the extent possible; as such, certain exposures are naturally offset.

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to ensure that information that is required to be disclosed in its filings with the SEC is recorded, processed, summarized and reported on a timely basis. The Company's management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2005, and have concluded that as of March 31, 2005, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its subsidiaries required to be disclosed by the Company in the reports it files with the SEC under the Securities Exchange Act of 1934, as amended would be made known to them by others within the Company, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls over Financial Reporting. There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

      Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Pursuant to the terms of the Company's $40.0 million 4% Convertible Subordinated Notes entered into in November 2004, the Company is restricted from paying dividends in excess of $0.48 per share in any twelve month period until March 2007.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5: OTHER INFORMATION

      Not applicable.

ITEM 6: EXHIBITS

(a) Exhibits

Exhibit No.       Description
-----------       -----------
31.1              Certification by the President and Chief Executive
                  Officer pursuant to Rule 13a-14(a) or 15d-14(d) of the
                  Securities and Exchange Act of 1934, as amended.

31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(d) of the Securities and Exchange Act of 1934, as amended.

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

                                                    NOBLE INTERNATIONAL, LTD.

Dated: May 6, 2005                          By: /s/ Jay J. Hansen
                                                -------------------------
                                                    Jay J. Hansen,
                                                    Chief Financial Officer

                                  Exhibit Index

Exhibit No.       Description
-----------       -----------
31.1              Certification by the President and Chief Executive Officer
                  pursuant to Rule 13a-14(a) or 15d-14(d) of the Securities and
                  Exchange Act of 1934, as amended.

31.2              Certification by the Chief Financial Officer pursuant to
                  Rule 13a-14(a) or 15d-14(d) of the Securities and Exchange
                  Act of 1934, as amended.

32.1 Certification of Periodic Financial Report by the President and Chief Executive Officer and the Chief Financial Officer pursuant to 18 USC Section 1350, as created by Section 906 of Sarbanes-Oxley Act of 2002.