Form 10-Q
period 2005-06-30
NOBLE INTERNATIONAL, LTD.
filed 2005-08-09
CIK 1034258

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-13581

NOBLE INTERNATIONAL, LTD.

(Exact name of registrant as specified in its charter)

Delaware	38-3139487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

28213 Van Dyke Road, Warren, MI 48093

(Address of principal executive offices)

(Zip Code)

(586) 751-5600

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of July 25, 2005 was 9,325,203

NOBLE INTERNATIONAL, LTD.

FORM 10-Q INDEX

This report contains statements (including certain projections and business trends) accompanied by such phrases as “assumes,” “anticipates,” “believes,” “expects,” “estimates,” “projects,” “will” and other similar expressions, that are “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Statements regarding future operating performance, new programs expected to be launched and other future prospects and developments are based upon current expectations and involve certain risks and uncertainties that could cause actual results and developments to differ materially. Potential risks and uncertainties include such factors as demand for the company’s products, pricing, the company’s growth strategy, including its ability to consummate and successfully integrate future acquisitions, industry cyclicality and seasonality, the company’s ability to continuously improve production technologies, activities of competitors and other risks detailed in the company’s Annual Report on Form 10-K for the year ended December 31, 2004 and other filings with the Securities and Exchange Commission (“SEC”). These forward looking statements are made only as of the date hereof.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31 2004	Unaudited June 30 2005

ASSETS
Current Assets:
Cash and cash equivalents	$17,551	$10,698
Accounts receivable, trade, net	51,895	62,132
Note receivable	1,000	1,247
Inventories, net	20,588	18,461
Deferred income taxes	101	141
Prepaid expenses and other	3,973	3,171

Total Current Assets	95,108	95,850

Property, plant & equipment	81,588	86,234
Accumulated depreciation	(31,829)	(35,761)

Property, Plant & Equipment, net	49,759	50,473

Other Assets:
Goodwill	20,287	21,998
Other intangible assets, net	1,967	1,870
Other assets, net	11,597	10,479

Total Other Assets	33,851	34,347
Assets Held for Sale	3,760	3,760

Total Assets	$182,478	$184,430

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$52,736	$47,959
Accrued liabilities	3,229	4,320
Income taxes payable	2,311	1,826
Current maturities of long-term debt	254	—

Total Current Liabilities	58,530	54,105

Long-Term Liabilities:
Deferred income taxes	5,994	5,968
Convertible subordinated debentures, net of discount	38,371	38,731

Total Long-Term Liabilities	44,365	44,699
Stockholders’ Equity
Common stock	9	9
Additional paid-in capital	53,782	54,050
Retained earnings	24,184	29,923
Accumulated other comprehensive income, net	1,608	1,644

Total Stockholders’ Equity	79,583	85,626

Total Liabilities & Stockholders’ Equity	$182,478	$184,430

The accompanying notes are an integral part of these consolidated financial statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2005	2004	2005
Net sales	$87,392	$91,596	$168,996	$178,346
Cost of sales	77,608	81,612	149,057	158,676

Gross margin	9,784	9,984	19,939	19,670
Selling, general and administrative expenses	3,640	3,600	7,892	6,777

Operating profit	6,144	6,384	12,047	12,893
Interest income	66	134	163	242
Interest expense	(891)	(709)	(2,007)	(1,387)
Change in fair value of conversion option derivative liability	595	—	595	—
Other, net	217	(21)	344	273

Earnings from continuing operations before income taxes	6,131	5,788	11,142	12,021
Income tax expense	1,990	1,980	3,693	4,421

Earnings on common shares from continuing operations	4,141	3,808	7,449	7,600
Discontinued operations:
(Loss) from discontinued operations	—	—	(121)	—
Gain on sale of discontinued operations	—	—	121	—

Net earnings on common shares	$4,141	$3,808	$7,449	$7,600

Basic earnings (loss) per common share:
Earnings per share from continuing operations	$0.45	$0.41	$0.78	$0.82
(Loss) from discontinued operations	—	—	(0.01)	—
Gain on sale of discontinued operations	—	—	0.01	—

Basic earnings per common share	$0.45	$0.41	$0.78	$0.82

Diluted earnings (loss) per common share
Earnings per share from continuing operations	$0.40	$0.41	$0.76	$0.81
(Loss) from discontinued operations	—	—	(0.01)	—
Gain on sale of discontinued operations	—	—	0.01	—

Diluted earnings per common share	$0.40	$0.41	$0.76	$0.81

Dividends declared and paid	$0.10	$0.10	$0.20	$0.20

Basic weighted average common shares outstanding	9,116,063	9,281,838	9,015,707	9,272,435
Diluted weighted average common shares outstanding	10,632,661	9,357,203	10,065,438	9,350,477

The accompanying notes are integral part of these consolidated financial statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30
	2004	2005
Cash flows from operating activities
Earnings on common shares from continuing operations	$7,449	$7,600
Adjustments to reconcile earnings to net cash provided by (used in) operations
Interest expense	1,046	698
Depreciation of property, plant and equipment	4,702	5,080
Amortization of intangible assets	151	104
Deferred income taxes	(5)	409
Gain on sale of property and equipment	—	(2)
Change in fair value of conversion option derivative liability	(595)	—
Write down of investment	—	180
Stock compensation expense	37	136
Changes in assets and liabilities
Increase in accounts receivable	(19,557)	(9,059)
(Increase) decrease in inventories	(1,438)	2,026
Decrease in prepaid expenses	770	1,229
Decrease in other operating assets	53	8
Increase (decrease) in accounts payable	19,661	(4,609)
Increase (decrease) in income taxes payable	9,081	(478)
Increase in accrued liabilities	882	(44)

Net cash provided by continuing operations	22,237	3,283
Net cash (used in) discontinued operations	(128)	—

Net cash provided by operating activities	22,109	3,283
Cash flows from investing activities
Purchases of property, plant and equipment	(5,475)	(4,307)
Proceeds from sale of property, plant and equipment	5,500	1,441
Proceeds from Notes Receivable on sale of discontinued operations	500	343
Acquisition of business, net of cash acquired	(13,605)	(5,677)

Net cash (used in) investing activities	(13,080)	(8,200)
Cash flows from financing activities
Proceeds from issuance of common stock	2,193	132
Financing fees	(1,758)	—
Proceeds from issuance of convertible subordinated debentures	40,000	—
Dividends paid on common stock	(1,809)	(1,861)
Redemption of convertible subordinated debentures	(826)	—
Payments on long-term debt	(125)	(254)
Net payments on credit facility	(40,060)	—

Net cash (used in) financing activities	(2,385)	(1,983)
Effect of exchange rate changes on cash	108	52

Net (increase) decrease in cash	6,752	(6,853)
Cash and cash equivalents at beginning of period	715	17,551

Cash and cash equivalents at end of period	$7,467	$10,698

Supplemental Cash Flow Disclosure
Cash paid for:
Interest	$813	$796
Taxes	463	4,405
Fair value of assets acquired, including goodwill	21,325	6,958
Liabilities assumed	(7,695)	(1,281)
Cash paid, net	13,630	5,677

The accompanying notes are an integral part of these consolidated financial statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2005	2004	2005
Net earnings on common shares	$4,141	$3,808	$7,449	$7,600
Other comprehensive income (loss), equity adjustment from foreign currency translation, net of taxes	16	20	(61)	36

Comprehensive income, net	$4,157	$3,828	$7,388	$7,636

The accompanying notes are an integral part of these consolidated financial statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements for interim reporting do not include all of the information and notes or disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The December 31, 2004 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the SEC for the period ended December 31, 2004.

The accompanying consolidated financial statements as of June 30, 2005 and for the year ended December 31, 2004 include Noble International, Ltd. (the “Company”) and its wholly-owned subsidiaries. The following chart outlines the wholly-owned subsidiaries of the Company and their current status.

Wholly-Owned Subsidiaries of Noble International, Ltd.

Subsidiary	Acquired/Formed	Status
Noble Silao de Mexico, S. de R.L. de C.V.	Formed - 2005	Active
Noble Metal Processing de Mexico, S. de R.L. de C.V.	Formed - 2005	Active
NMP Holding de Mexico, S. de R.L. de C.V.	Formed - 2005	Active
Noble Metal Processing - Australia Pty.	Formed - 2004	Active
Prototech Laser Welding, Inc. (“LWI”)	Acquired - 2004	Active
Noble Tubular Products, Inc. (“Prototube”)	Acquired - 2003	Active
Noble Metal Processing, Inc. (“NMP”)	Acquired - 1997	Active
Noble Land Holdings, Inc. (“Land Holdings”)	Formed - 1997	Active
Noble Manufacturing Group, Inc. (formerly Noble Techonologies, Inc.) (“NMG”)	Formed - 1998	Active
Noble Metal Processing Canada, Inc. (“NMPC”)	Acquired -1997	Active
Noble Metal Processing - Kentucky, LLC (“NMPK”)	Formed - 2001	Active
Peco Manufacturing, Inc. (“Peco”)	Acquired -2001	Sold - 2004
Pro Motorcar Products, Inc. (“PMP”)	Acquired -2000	Sold - 2004
Pro Motorcar Distribution, Inc. (“PMD”)	Acquired -2000	Sold - 2004
Monroe Engineering Products, Inc (“Monroe”)	Acquired -1996	Sold - 2004
Noble Logistic Services, Inc. (formerly Assured Transportation & Delivery, Inc. and Central Transportation & Delivery, Inc.) (“NLS-CA”)	Acquired -2000	Assets Sold -2003
Noble Logistic Services Holdings, Inc. (formerly Dedicated Services Holdings, Inc.) (“NLS-TX”)	Acquired -2000	Sold - 2003
Noble Construction Equipment, Inc. (formerly Construction Equipment Direct, Inc.) (“NCE”)	Acquired -2001	Inactive
Noble Components & Systems, Inc.	Formed - 1998	Inactive
Noble Logistics Services, Inc. (“NLS-MI”)	Formed - 2000	Inactive

The Company’s continuing operating subsidiaries are organized into a single reporting segment operating in the automotive supply business.

In January 2005, the Company completed the acquisition of the assets of Oxford Automotive Inc.’s steel processing facility in Silao, Mexico (“Mexico”) for $5.7 million plus the assumption of certain operating liabilities of approximately $1.3 million. The facility supplies component blanks on a toll processing basis to the Mexican automotive industry. Results of operations for Mexico are included in the Company’s financial statements beginning January 2005. The Company intends to sell a minority interest in this business by entering into a joint venture with an international steel processing company with operations in Mexico. The Company anticipates that the joint venture will operate the Silao facility with the Company retaining a majority interest in the venture. Management expects to reach a definitive agreement with its prospective joint venture partner in the third quarter 2005. The pro forma combined historical results for the three and six months ended June 30, 2004, as if the Company had acquired Mexico at the beginning of 2004, are unaudited and based upon information provided by the seller. Pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Pro Forma Information

Net Sales	$89,182	$172,677
Earnings on common shares from continuing operations	4,806	8,856
Basic earnings per share of continuing operations	0.52	0.94
Diluted earnings per share from continuing operations	0.46	0.90

This pro forma information is not necessarily indicative of future operating results.

As of June 30, 2005, the Company has not completed the allocation of the purchase price for Mexico and is in the process of finalizing the valuation of assets required and liabilities assumed. The table below summarizes the preliminary purchase price allocation as of June 30, 2005 (in thousands):

Current Assets	$1,939
Fixed Assets, net	2,931
Goodwill	2,088
Current Liabilities	(1,281)

Purchase Price, net of cash acquired	$5,677

Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three and six month periods ending June 30, 2005, the impact of considering the dilution resulting the Company’s convertible subordinated notes as if they were converted would have been anti-dilutive. As a result, only the dilutive impact of the Company’s outstanding options were included in the earnings per share calculation. The following table reconciles the numerator and denominator to calculate basic and diluted earnings on common shares before extraordinary items and discontinued operations for the three and six month periods ended June 30, 2004 and 2005 (in thousands, except share and per share amounts).

	Three months ended June 30
	2004			2005
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share
	(Numerator)	(Denominator)	Amounts	(Numerator)	(Denominator)	Amounts
Basic earnings per common share
Earnings on common shares from continuing operations	$4,141	9,116,063	$0.45	$3,808	9,281,838	$0.41
Effect of dilutive securities:
Contingently issuable shares	—	18,260	—	—	21,539	—
Convertible debentures	70	1,381,585	(0.05)	—	—	—
Stock Options	—	116,753	—	—	53,826	—

Earnings on common shares from continuing operations assuming dilution	$4,211	10,632,661	$0.40	$3,808	9,357,203	$0.41

	Six months ended June 30
	2004			2005
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share
	(Numerator)	(Denominator)	Amounts	(Numerator)	(Denominator)	Amounts
Basic earnings per common share
Earnings on common shares from continuing operations	$7,069	9,015,707	$0.78	$7,600	9,272,435	$0.82
Effect of dilutive securities:
Contingently issuable shares	—	17,973	—	—	21,379	—
Convertible debentures	154	895,578	(0.06)	—	—	—
Net earnings allocated to participating securities	380	—	0.04	—	—	—
Stock Options	—	136,180	(0.01)	—	56,663	(0.01)

Earnings on common shares from continuing operations assuming dilution	$7,603	10,065,438	$0.76	$7,600	9,350,477	$0.81

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Net earnings on common shares as reported	$4,141	$7,449
Net earnings allocated to participating securities	—	380

Net earnings on common shares after allocation to participating securities	$4,141	$7,069

In December 2004, the FASB issued SFAS 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”) which revises SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R also supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Under SFAS 123 companies could either recognize the fair value of stock options as a period expense or disclose the pro forma impact of the fair value of stock options in the notes to the financial statements. Under SFAS 123, the Company has disclosed the pro forma impact of the fair value of stock options. SFAS 123R requires that the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, to be recognized as a period expense, generally over the option vesting period. SFAS 123R will be effective for the Company beginning in the first quarter of 2006. The Company is currently evaluating its transition alternatives and the effect of this Statement on the Company, which will be dependent in large part upon future equity-based grants.

As permitted under SFAS 123, the Company accounts for its Stock Option and Stock Incentive Plans (the “Plans”) under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized under the Plans. No stock options were granted by the Company during the first six months of 2005. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table for the three and six months ended June 30, 2004 and 2005 (in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2005	2004	2005
Net earnings on common shares from continuing operations
as reported	$4,141	$3,808	$7,449	$7,600
Less: Total employee stock option expense under the fair value method, net of related tax effects	42	29	85	58

Pro forma	4,099	3,779	7,364	7,542

Basic earnings per share from continuing operations
As reported	$0.45	$0.41	$0.78	$0.82
Pro forma	0.45	0.41	0.77	0.81

Diluted earnings per share from continuing operations
As reported	$0.40	$0.41	$0.76	$0.81
Pro forma	0.39	0.40	0.75	0.81

Note B—Goodwill and Other Intangible Assets

Components of Goodwill at December 31, 2004 and June 30, 2005 are as follows (in thousands):

	NMP Purchase	Prototube Purchase	LWI Purchase	Mexico Purchase	Total Goodwill
Goodwill, December 31, 2004	$11,463	$376	$8,448	$—	$20,287
Purchase of Mexico	—	—	—	2,088	2,088
Foreign Currency impact	—	—	—	91	91
LWI Adjustment	—	—	(468)	—	(468)

Goodwill, June 30, 2005	$11,463	$376	$7,980	$2,179	$21,998

The adjustment to Goodwill related to the LWI acquisition in the first quarter of 2005 was related to a reversal of a valuation allowance and the recognition of a deferred tax asset pursuant to the completion of tax planning related to the acquisition. Goodwill related to the Mexico purchase is recorded in Mexican Pesos. Accordingly, the value of Goodwill at June 30, 2005 is different from the value of Goodwill in the preliminary purchase price accounting due to changes in Mexico Peso / U.S. Dollar exchange rates.

In conjunction with the purchase of LWI, an intangible asset apart from Goodwill was recognized related to the fair value of the customer contracts acquired with the purchase. A fair value of $2.1 million was determined for these contracts at the time of acquisition using a discounted cash flow model. This intangible asset is being amortized over ten years based upon the lives of the acquired contracts and follow-on contracts expected to be awarded on the same business. Accordingly, annual amortization expense is expected to be $0.2 million. This amortization is not deductible for tax purposes unless the entity is sold. Total amortization expense for all intangible assets for the three and six month periods ended June 30, 2004 was $0.1 million and $0.2 million, respectively. Total amortization expense for all intangible assets for the three and six month periods ended June 30, 2005 was $0.05 million and $0.1 million, respectively. Components of other intangible assets, net (in thousands) are as follows:

	December 31, 2004			June 30, 2005
	Gross Value	Accum Amort	Net Value	Gross Value	Accum Amort	Net Value
Value of LWI customer contracts	$2,073	$(155)	$1,918	$2,073	$(259)	$1,814
Legal costs related to patent filing	49	—	49	56	—	56

Other Intangible Assets, net	$2,122	$(155)	$1,967	$2,129	$(259)	$1,870

Note C—Inventories, net

The major components of inventories are as follows (in thousands):

	Dec 31 2004	Jun 30 2005
Raw materials	$6,621	$6,063
Work in process	8,668	8,415
Finished goods	5,416	4,119
Reserve for obsolete inventory	(117)	(136)

Total Inventories, net	$20,588	$18,461

Note D—Geographic Information

The Company classifies continuing operations into one industry segment. This segment is within the automotive industry. The following tables identify the breakdown of the Company’s net sales by country (which are classified based upon country of production) and long-lived assets by country, which consist primarily of fixed assets and intangible assets including goodwill (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2005	2004	2005
Net Sales

United States	$66,140	$64,037	$132,808	$124,685
Canada	21,134	26,044	35,998	50,889
Australia	118	127	190	239
Mexico	—	1,388	—	2,533

	$87,392	$91,596	$168,996	$178,346

			December 31 2004	June 30 2005

Long-Lived Assets

United States			$67,085	$63,439
Canada			4,445	4,604
Australia			483	501
Mexico			—	5,797

			$72,013	$74,341

Note E – Commitments and Contingencies

The Company is not a party to any legal proceedings other than routine litigation incidental to its business, none of which is likely to have a material adverse impact on the Company’s financial position or results from operations.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Noble International, Ltd. (“Noble” or the “Company”), through its subsidiaries, is a full-service provider of tailored laser-welded blanks and tubes for the automotive industry. Noble’s laser-welded blanks are manufactured from two or more blanks of varying thickness and sizes welded together utilizing automated laser assemblies, and are used by original equipment manufacturers (“OEMs”) or their suppliers in automobile body components such as doors, fenders, body side panels, and pillars.

In January 2004, the Company completed the acquisition of Prototech Laser Welding, Inc. (“LWI”) for approximately $13.6 million in cash and the assumption of approximately $0.7 million in subordinated debt and up to an additional $1.0 million payable if certain new business is awarded to Noble within the twenty-four month period following the acquisition. No purchase orders have been awarded to Noble for this certain business as yet. LWI, based in Clinton Township, Michigan, was a supplier of laser-welded blanks to General Motors.

In January 2005, the Company completed the acquisition of the assets of Oxford Automotive Inc.’s steel processing facility in Silao, Mexico (“Mexico”) for approximately $5.7 million plus the assumption of approximately $1.3 million in certain operating liabilities. The facility supplies component blanks on a toll processing basis to the Mexican automotive industry. The Company intends to begin laser welding at the facility in the latter half of 2005. The Company intends to sell a minority interest in this business by entering into a joint venture with an international steel processing company with operations in Mexico. The Company anticipates that the joint venture will operate the Silao facility with the Company retaining a majority interest in the venture. Management expects to reach a definitive agreement with its prospective joint venture partner in the third quarter 2005.

Results of Continuing Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A section included in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 15, 2005.

Net Sales. Net sales for the three months ended June 30, 2005 were $91.6 million, an increase of $4.2 million or 5% compared to the same period in 2004. Net sales for the six months ended June 30, 2005 were $178.4 million, an increase of $9.4 million or 6% compared to the same period in 2004. This increase is attributable primarily to the purchase of Mexico ($1.4 million and $2.5 million for the three and six months ended June 30, 2005, respectively), increased steel content in sales as well as sales from new programs launched offset by lower production volumes, particularly on certain older vehicle lines.

Cost of Sales. Cost of sales for the three month period ended June 30, 2005 was $81.6 million, an increase of $4.0 million or 5% compared to the same period in 2004. Cost of sales for the six months ended June 30, 2005 was $158.7 million, an increase of $9.6 million or 6% compared to the same period in 2004. Cost of sales as a percentage of sales remained flat at 89% for the three month period ended June 30, 2005 compared to the same period in 2004. Cost of sales as a percentage of sales increased to 89% in the six month period ended June 30, 2005 from 88% in the same period in 2004. This increase is consistent with the increased sales, including increased steel content in cost of sales as well as additional costs in the first half of 2005 compared to the first half of 2004 to support future sales growth.

Gross Margin. Gross margin for the three month period ended June 30, 2005 was $10.0 million, an increase of $0.2 million or 2% compared to the same period in 2004. Gross margin for the six month period ended June 30, 2005 was $19.7 million, a decrease of $0.3 million or 1% compared to the same period in 2004. For the three and six month periods ended June 30, 2005, gross margin as a percentage of sales (10.9% and 11.0%, respectively) decreased slightly compared to the three and six month periods ended June 30, 2004 (11.2% and 11.8%, respectively). This decrease in gross margin as a percentage of sales was primarily the result of the increase in the purchase of steel as a percentage of overall cost of sales, lower production volume on certain older vehicle lines and additional costs to support future sales growth, partially offset by the positive contribution to gross margin by Mexico.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the three month period ended June 30, 2005 were $3.6 million, approximately equal to the same period in 2004. SG&A for the six month period ended June 30, 2005 were $6.8 million, a decrease of $1.1 million or 14% compared to the same period in 2004. For the three and six month periods ended June 30, 2005, SG&A as a percentage of sales (3.9% and 3.8%, respectively) decreased compared to the three and six month periods ended June 30, 2004 (4.2% and 4.7%, respectively). The decrease for the six months ended June 30, 2005 was driven by a reduction in professional fees related to the implementation of Sarbanes-Oxley, Section 404, as well as the recovery of $0.3 million in the first quarter of 2005 of a receivable previously written off compared to bad debt expense of $0.3 million in the first quarter of 2004.

Operating Profit. As a result of the foregoing factors, operating profit for the three month period ended June 30, 2005 was $6.4 million, an increase of $0.2 million or 4% compared to the same period in 2004. Operating profit for the six month period ended June 30, 2005 was $12.9 million, an increase of $0.9 million or 7% compared to the same period in 2004. Operating profit as a percentage of sales was 7.0% for the three month periods ended June 30, 2004 and 2005. Operating profit as a percentage of sales for the six months ended June 30, 2005 was 7.2% compared to 7.1% in same period of 2004.

Interest Income. Interest income for the three month periods ended June 30, 2004 and 2005 was approximately $0.1 million. Interest income for the six month periods ended June 30, 2004 and 2005 was approximately $0.2 million.

Interest Expense. Interest expense for the three month period ended June 30, 2005 was $0.7 million, a decrease of $0.2 million compared to the same period in 2004. Interest expense for the six month period ended June 30, 2005 was $1.4 million, a decrease of $0.6 million compared to the same period in 2004. The decrease for the three month period ended June 30, 2005 is primarily the result of lower amortization expense ($0.1 million) related to the debt discount associated with the convertible subordinated debenture. The decrease for the six month period ended June 30, 2005 is a result of the aforementioned amortization expense and an expense of $0.4 million in the first quarter of 2004 resulting from the write-off of deferred financing fees related to the repayment of the term loan portion of the Company’s credit facility.

Other, net. There was approximately zero net other income or expense for the three month period ended June 30, 2005 compared to $0.2 million income for the same period in 2004. Other, net for each six month period ended June 30, 2005 and 2004 was approximately $0.3 million. Included in Other, net for each three month period is approximately $0.15 million of dividend income. The $0.2 million decrease in Other, net for the three month period ended June 30, 2005 was primarily the result of the write-down of a non-operating investment of $0.2 million and foreign currency transaction losses of $0.1 million offset by the collection of previously written-off receivables of $0.1 million.

Income Tax Expense. Income tax expense for the three month period ended June 30, 2005 was $2.0 million, approximately equal to the same period in 2004. Income tax expense for the six month period ended June 30, 2005 was $4.4 million, an increase of $0.7 million compared to the same period in 2004. The effective tax rate for the three month period ended June 30, 2005 was 34% compared to 32% for the three month period ended June 30, 2004. The effective tax rate for the six month period ended June 30, 2005 was 37% compared to 33% for the six month period ended June 30, 2004. The higher effective tax rate in the first half of 2005 was driven primarily by a change in state tax law in Kentucky during the first quarter of 2005.

Earnings on Common Shares from Continuing Operations. As a result of the foregoing factors, earnings on common shares from continuing operations for the three month period ended June 30, 2005 was $3.8 million, a decrease of $0.3 million or 8% compared to the same period in 2004. Earnings on common shares from continuing operations for the six month period ended June 30, 2005 was $7.6 million, an increase of $0.2 million or 2% compared to the same period in 2004.

Liquidity and Capital Resources

The Company’s cash requirements have historically been satisfied through a combination of cash flow from operations, equity and debt financings. Working capital needs and capital equipment requirements in the continuing operations have increased as a result of the growth of the Company and are expected to continue to increase. Anticipated increases in required working capital and capital equipment expenditures are expected to be met from cash flow from operations and borrowings under the Company’s credit facility. As of June 30, 2005, the Company had net working capital of $41.7 million. Availability under the Company’s revolving credit facility was $35.0 million as of June 30, 2005.

The Company generated cash from continuing operations of $3.3 million in the six month period ended June 30, 2005. Cash generated from operations was driven by net income ($7.6 million) plus depreciation ($5.1 million) and other non-cash expenses ($1.5 million). This cash generated was offset by working capital requirements of $10.9 million driven by an increase in accounts receivables ($9.0 million) and a decrease in accounts payable ($4.6 million) due to the timing of cash payments and receipts at June 2005 and December 2004, offset in part by a reduction in inventory ($2.0 million).

The Company used cash in investing activities of $8.2 million for the six month period ended June 30, 2005. This use of cash was primarily the result of the purchase of fixed assets of $4.3 million and the acquisition of the Silao, Mexico facility for approximately $5.7 million offset by the sale of fixed assets of $1.5 million and cash received from notes receivable related to the sale of the logistics business (“Notes Receivable”) of $0.3 million.

In May 2005, the Company entered into an agreement with the buyer of the Company’s logistics business whereby the buyer was granted an option to pay off the outstanding balance on the Notes Receivable at a discounted amount provided the payment is made on or before August 10, 2005. If the discounted payment is made, the Company will incur a $0.5 million charge. From the date of the agreement through August 10, the buyer is required to make interest-only payments. If the buyer does not opt to pay the Notes Receivable off at the discount, the buyer must make the regularly scheduled principal payments from May through July by August 15, 2005 and from August 15, 2005 all terms and conditions of the Notes Receivable would remain in effect. Because of the uncertainty as to whether the buyer would exercise the option and make the discounted payoff, no charge was recorded in the second quarter of 2005.

The Company used cash for financing activities of $2.0 million for the six month period ended June 30, 2005, primarily for the payment of cash dividends of $1.9 million and payments of long-term debt of $0.3 million, offset by the receipt of cash related to the issuance of common stock of $0.1 million, primarily pursuant to the exercise of stock options.

In March 2004, the Company issued $40 million in convertible subordinated notes (“the Notes”) in a private placement. The Notes have a three year term, maturing on March 31, 2007 and may be extended another three years at the holders’ option. The Notes are convertible at the holders’ option anytime prior to maturity into shares of the Company’s common stock at $32 per share (subject to adjustment pursuant to the terms of the Notes). The interest rate on the Notes is 4% and is fixed for the entire term. In addition, there is a covenant restricting the Company from paying dividends or distributions on its common stock in excess of $0.48 per share in any twelve month period until March 2007.

As of June 30, 2005 the Company maintained a $35.0 million secured credit facility with Comerica Bank N.A. (“Comerica”) with a maturity date of April 2009 (“Credit Facility”). The Credit Facility consists of a $35.0 million revolving loan with no borrowing base formula. There were no outstanding borrowings on the revolving loan at June 30, 2005. Availability under the Credit Facility was $35.0 million. The Credit Facility is secured by assets of the Company and its subsidiaries and provides for the issuance of up to $5.0 million in standby or documentary letters of credit.

At June 30, 2005 the Company is in compliance with all of its financial debt covenants under the Credit Facility.

The liquidity provided by the Company’s existing and anticipated credit facilities, combined with cash flow from continuing operations is expected to be sufficient to meet anticipated working capital and capital expenditure needs and for existing debt service for at least 12 months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such twelve-month period. In addition, the Company continues to evaluate its business strategy and may pursue future growth through opportunistic acquisitions of assets or companies which may involve the expenditure of significant funds. Depending upon the nature, size, and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

As of June 30, 2005, the Company guaranteed $3.0 million of SET Enterprises, Inc. (“SET”) senior debt in connection with its sale of businesses to SET. During the second quarter of 2005, the Company agreed to extend its guarantee for one year. The Company would be required to perform under the guarantee if SET was unable to repay or renegotiate its credit facility. The maximum amount the Company would be required to pay is $3.0 million. The Company does not currently carry a liability for this guarantee. The guarantee is unsecured and the Company would be entitled to the proceeds from any liquidation after the senior debt lender had been paid in full. As of June 30, 2005, the Company had not been notified by SET or SET’s lender of any default that would require performance under the guarantee.

Inflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, fuel, equipment and raw materials. The Company does not believe that inflation has had a material effect on its business over the reporting period included in this report.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company’s foreign subsidiaries were approximately 30% of total revenues from continuing operations for the six month period ended June 30, 2005. The Company’s primary foreign currency exposures are the Canadian Dollar, Australian Dollar and Mexican Peso. The Company manages its exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and matching revenues with expenses in the same currency to the extent possible; as such, certain exposures are naturally offset.

The Company’s financial results are affected by changes in U.S. and foreign interest rates due primarily to the Company’s Credit Facility containing a variable interest rate when it borrows under the credit facility. The Company invests its excess cash balances in overnight and other short term investments which may be impacted by changes in interest rates. The Company does not hold any other financial instruments that are subject to market risk (interest rate risk and foreign exchange rate risk).

Item 4: Controls and Procedures

Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to ensure that information that is required to be disclosed in its filings with the SEC is recorded, processed, summarized and reported on a timely basis. The Company’s management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2005, and have concluded that as of June 30, 2005, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its subsidiaries required to be disclosed by the Company in the reports it files with the SEC under the Securities Exchange Act of 1934, as amended would be made known to them by others within the Company, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have material adverse effect on the Company.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the terms of the Company’s $40.0 million 4% Convertible Subordinated Notes entered into in November 2004, the Company is restricted from paying dividends in excess of $0.48 per share in any twelve month period until March 2007.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting on June 24, 2005, the following matters were voted upon by the shareholders:

	Shares Voted For	Shares Withheld	Shares Abstaining	Broker Non-Votes
Election of Directors – Nominees to Serve a Three Year Term Expiring At the 2008 Annual Meeting:
Robert J. Skandalaris	8,324,057	29,056		0
Anthony R. Tersigni	8,325,907	27,206		0
Mark T. Behrman	8,318,278	34,835		0
Ratification of the appointment of Deloitte and Touche as the Company’s independent accountants by shareholders	8,256,225	96,173	715	0

Item 5: Other Information

Not applicable.

Item 6: Exhibits

(a)	Exhibits

Exhibit No.	Description
3.1	Bylaws of Noble International, Ltd. as amended on June 24, 2005, incorporated by reference to our Current Report on Form 8-K, filed with the SEC on June 30, 2005.

31.1	Certification by the President and Chief Executive Officer pursuant to Rule 13a-14 (a) or 15d – 14 (a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14 (a) or 15d – 14 (a) of the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Periodic Financial Report by the President and Chief Executive Officer and the Chief Financial Officer pursuant to 18 USC § 1350, as created by Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE INTERNATIONAL, LTD.

Dated: August 4, 2005	By:	/s/ Jay J. Hansen
Jay J. Hansen,
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
3.1	Bylaws of Noble International, Ltd. as amended on June 24, 2005, incorporated by reference to our Current Report on Form 8-K, filed with the SEC on June 30, 2005.

31.1	Certification by the President and Chief Executive Officer pursuant to Rule 13a-14 (a) or 15d – 14 (d) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14 (a) or 15d – 14 (a) of the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Periodic Financial Report by the President and Chief Executive Officer and the Chief Financial Officer pursuant to 18 USC § 1350, as created by Section 906 of Sarbanes-Oxley Act of 2002.