Form 10-Q
period 2005-09-30
NOBLE INTERNATIONAL, LTD.
filed 2005-11-09
CIK 1034258

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of October 25, 2005 was 9,336,517

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

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31 2004	Unaudited September 30 2005
ASSETS
Current Assets:
Cash and cash equivalents	$17,551	$7,532
Accounts receivable, trade, net	51,895	69,641
Note receivable	1,000	996
Inventories, net	20,588	20,738
Deferred income taxes	101	343
Prepaid expenses and other	3,973	3,494

Total Current Assets	95,108	102,744

Property, plant & equipment	81,588	94,055
Accumulated depreciation	(31,829)	(38,492)

Property, Plant & Equipment, net	49,759	55,563

Other Assets:
Goodwill	20,287	22,000
Other intangible assets, net	1,967	1,821
Other assets, net	11,597	9,558

Total Other Assets	33,851	33,379
Assets Held for Sale	3,760	2,700

Total Assets	$182,478	$194,386

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$52,736	$56,455
Accrued liabilities	3,229	4,275
Income taxes payable	2,311	2,106
Current maturities of long-term debt	254	—

Total Current Liabilities	58,530	62,836

Long-Term Liabilities:
Deferred income taxes	5,994	5,354
Convertible subordinated debentures, net of discount	38,371	38,913

Total Long-Term Liabilities	44,365	44,267
Stockholders’ Equity
Common stock	9	9
Additional paid-in capital	53,782	54,427
Retained earnings	24,184	30,509
Accumulated other comprehensive income, net	1,608	2,338

Total Stockholders’ Equity	79,583	87,283

Total Liabilities & Stockholders’ Equity	$182,478	$194,386

The accompanying notes are an integral part of these consolidated financial statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2005	2004	2005
Net sales	$75,101	$89,099	$244,097	$267,445
Cost of sales	67,324	81,105	216,381	239,781

Gross margin	7,777	7,994	27,716	27,664
Selling, general and administrative expenses	3,520	4,217	11,412	10,994

Operating profit	4,257	3,777	16,304	16,670
Interest income	99	165	262	407
Interest expense	(787)	(751)	(2,794)	(2,138)
Change in fair value of conversion option derivative liability	2,323	—	2,918	—
Impairment charges	(129)	(2,060)	(129)	(2,240)
Other, net	(43)	684	300	1,137

Earnings from continuing operations before income taxes	5,720	1,815	16,861	13,836
Income tax expense	859	295	4,552	4,716

Earnings on common shares from continuing operations	4,861	1,520	12,309	9,120
Discontinued operations:
(Loss) from discontinued operations	—	—	(121)	—
Gain on sale of discontinued operations	—	—	121	—

Net earnings on common shares	$4,861	$1,520	$12,309	$9,120

Basic earnings (loss) per common share:
Earnings per share from continuing operations	$0.52	$0.16	$1.25	$0.98
(Loss) from discontinued operations	—	—	(0.01)	—
Gain on sale of discontinued operations	—	—	0.01	—

Basic earnings per common share	$0.52	$0.16	$1.25	$0.98

Diluted earnings (loss) per common share
Earnings per share from continuing operations	$0.30	$0.16	$1.05	$0.97
(Loss) from discontinued operations	—	—	(0.01)	—
Gain on sale of discontinued operations	—	—	0.01	—

Diluted earnings per common share	$0.30	$0.16	$1.05	$0.97

Dividends declared and paid	$0.10	$0.10	$0.30	$0.30

Basic weighted average common shares outstanding	9,240,779	9,309,761	9,095,003	9,285,014
Diluted weighted average common shares outstanding	10,649,086	9,378,673	10,267,813	9,358,996

The accompanying notes are integral part of these consolidated financial statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30
	2004	2005
Cash flows from operating activities
Earnings on common shares from continuing operations	$12,309	$9,120
Adjustments to reconcile earnings to net cash provided by (used in) operations
Interest expense	1,505	1,049
Depreciation of property, plant and equipment	7,041	7,611
Amortization of intangible assets	216	155
Deferred income taxes	—	(437)
(Gain) loss on sale of property and equipment	137	(27)
Change in fair value of conversion option derivative liability	(2,918)	—
Impairment charges	129	2,240
Tax benefit for stock compensation expense	205	318
Changes in assets and liabilities
Increase in accounts receivable	(25,088)	(15,220)
(Increase) decrease in inventories	(2,989)	40
Decrease in prepaid expenses	1,362	1,419
Decrease (increase) in other operating assets	10	(446)
Increase in accounts payable	21,311	2,649
Increase (decrease) in income taxes payable	10,210	(249)
Decrease in accrued liabilities	(2,807)	(166)

Net cash provided by continuing operations	20,633	8,056
Net cash (used in) discontinued operations	(83)	—

Net cash provided by operating activities	20,550	8,056
Cash flows from investing activities
Purchases of property, plant and equipment	(7,881)	(11,543)
Proceeds from sale of property, plant and equipment	5,455	1,548
Proceeds from Notes Receivable on sale of discontinued operations	2,549	345
Acquisition of business, net of cash acquired	(13,605)	(5,677)

Net cash (used in) investing activities	(13,482)	(15,327)
Cash flows from financing activities
Proceeds from issuance of common stock	2,193	328
Financing fees	(1,758)	—
Proceeds from issuance of convertible subordinated debentures	40,000	—
Dividends paid on common stock	(2,738)	(2,795)
Redemption of convertible subordinated debentures	(826)	—
Payments on long-term debt	(936)	(254)
Net payments on credit facility	(40,008)	—

Net cash (used in) financing activities	(4,073)	(2,721)
Effect of exchange rate changes on cash	222	(27)

Net (increase) decrease in cash	3,217	(10,019)
Cash and cash equivalents at beginning of period	715	17,551

Cash and cash equivalents at end of period	$3,932	$7,532

Supplemental Cash Flow Disclosure
Cash paid for:
Interest	$1,721	$1,200
Taxes	642	5,153
Fair value of assets acquired, including goodwill	21,399	6,963
Liabilities assumed	(7,794)	(1,286)
Cash paid for acquisitions, net of cash acquired	13,605	5,677

The accompanying notes are an integral part of these consolidated financial statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2005	2004	2005
Net earnings on common shares	$4,861	$1,520	$12,309	$9,120
Other comprehensive income (loss), equity adjustment from foreign currency translation, net of taxes	793	693	732	730

Comprehensive income, net	$5,654	$2,213	$13,041	$9,850

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

The accompanying consolidated financial statements as of September 30, 2005, for the three and nine months ended September 30, 2005 and for the year ended December 31, 2004 include Noble International, Ltd. (the “Company”) and its wholly-owned subsidiaries. The following chart outlines the wholly-owned subsidiaries of the Company and their current status.

Wholly-Owned Subsidiaries of Noble International, Ltd.

Subsidiary	Acquired/Formed	Status
Noble Silao de Mexico, S. de R.L. de C.V.	Formed - 2005	Active
Noble Metal Processing de Mexico, S. de R.L. de C.V.	Formed - 2005	Active
NMP Holding de Mexico, S. de R.L. de C.V.	Formed - 2005	Active
Noble Metal Processing - Australia Pty.	Formed - 2004	Active
Prototech Laser Welding, Inc. (“LWI”)	Acquired -2004	Active
Noble Tubular Products, Inc. (“Prototube”)	Acquired - 2003	Active
Noble Metal Processing, Inc. (“NMP”)	Acquired - 1997	Active
Noble Land Holdings, Inc. (“Land Holdings”)	Formed - 1997	Active
Noble Manufacturing Group, Inc. (formerly Noble Techonologies, Inc.) (“NMG”)	Formed - 1998	Active
Noble Metal Processing Canada, Inc. (“NMPC”)	Acquired - 1997	Active
Noble Metal Processing - Kentucky, LLC (“NMPK”)	Formed - 2001	Active
Peco Manufacturing, Inc. (“Peco”)	Acquired -2001	Sold - 2004
Pro Motorcar Products, Inc. (“PMP”)	Acquired - 2000	Sold - 2004
Pro Motorcar Distribution, Inc. (“PMD”)	Acquired -2000	Sold - 2004
Monroe Engineering Products, Inc (“Monroe”)	Acquired -1996	Sold - 2004
Noble Logistic Services, Inc. (formerly Assured Transportation & Delivery, Inc. and Central Transportation & Delivery, Inc.) (“NLS-CA”)	Acquired -2000	Assets Sold - 2003
Noble Logistic Services Holdings, Inc. (formerly Dedicated Services Holdings, Inc.) (“NLS-TX”)	Acquired -2000	Sold - 2003
Noble Construction Equipment, Inc. (formerly Construction Equipment Direct, Inc.) (“NCE”)	Acquired - 2001	Inactive
Noble Components & Systems, Inc.	Formed - 1998	Inactive
Noble Logistics Services, Inc. (“NLS-MI”)	Formed - 2000	Inactive

The Company’s continuing operating subsidiaries are organized into a single reporting segment operating in the automotive supply business.

In January 2005, the Company completed the acquisition of the assets of Oxford Automotive Inc.’s steel processing facility in Silao, Mexico (“Mexico”) for $5.7 million plus the assumption of certain operating liabilities of approximately $1.3 million. The facility supplies component blanks on a toll processing basis to the Mexican automotive industry. Results of operations for Mexico are included in the Company’s financial statements beginning January 2005. The Company intends to sell a minority interest in this business by entering into a joint venture with an international steel processing company with operations in Mexico. The Company anticipates that the joint venture will operate the Silao facility with the Company retaining a majority interest in the venture. Management reached a definitive agreement with its prospective joint venture partner in the fourth quarter 2005 (see Note G – Subsequent Event). The pro forma combined historical results for the three and nine months ended September 30, 2004, as if the Company had acquired Mexico at the beginning of 2004, are unaudited and based upon information provided by the seller. Pro forma information is as follows (in thousands, except per share amounts):

Pro Forma Information

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Net Sales	$76,539	$249,216
Earnings on common shares from continuing operations	5,255	14,110
Basic earnings per share of continuing operations	0.56	1.45
Diluted earnings per share from continuing operations	0.34	1.23

This pro forma information is not necessarily indicative of future operating results.

As of September 30, 2005, the Company has not completed the allocation of the purchase price for Mexico and is in the process of finalizing the valuation of assets acquired and liabilities assumed. The table below summarizes the preliminary purchase price allocation as of September 30, 2005 (in thousands):

Current Assets	$1,939
Fixed Assets, net	2,931
Goodwill	2,093
Current Liabilities	(1,286)

Purchase Price, net of cash acquired	$5,677

Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three and nine month periods ending September 30, 2005, the earnings per share impact of considering the dilution resulting from the Company’s convertible subordinated notes as if they were converted would have been anti-dilutive. As a result, only the dilutive impact of the Company’s outstanding options were included in the earnings per share calculation. The following table reconciles the numerator and denominator to calculate basic and diluted earnings on common shares before extraordinary items and discontinued operations for the three and nine month periods ended September 30, 2004 and 2005 (in thousands, except share and per share amounts).

	Three Months Ended September 30
	2004			2005
	Net Earnings (Numerator)	Shares (Denominator)	Per share Amounts	Net Earnings (Numerator)	Shares (Denominator)	Per share Amounts
Basic earnings per common share
Earnings on common shares from continuing operations	$4,810	9,240,779	$0.52	$1,520	9,309,761	$0.16
Effect of dilutive securities:
Contingently issuable shares	—	18,755	—	—	21,043	—
Convertible debentures	(1,663)	1,323,078	(0.22)	—	—	—
Net earnings allocated to participating securities	51	—	—	—	—	—
Stock Options	—	66,474	—	—	47,869	—

Earnings on common shares from continuing operations assuming dilution	$3,198	10,649,086	$0.30	$1,520	9,378,673	$0.16

	Nine Months Ended September 30
	2004			2005
	Net Earnings (Numerator)	Shares (Denominator)	Per share Amounts	Net Earnings (Numerator)	Shares (Denominator)	Per share Amounts
Basic earnings per common share
Earnings on common shares from continuing operations	$11,349	9,095,003	$1.25	$9,120	9,285,014	$0.98
Effect of dilutive securities:
Contingently issuable shares	—	18,235	—	—	20,713	—
Convertible debentures	(1,509)	1,043,268	(0.28)	—	—	—
Net earnings allocated to participating securities	960	—	0.10	—	—	—
Stock Options	—	111,307	(0.02)	—	53,269	(0.01)

Earnings on common shares from continuing operations assuming dilution	$10,800	10,267,813	$1.05	$9,120	9,358,996	$0.97

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Net earnings on common shares as reported	$4,861	$12,309
Net earnings allocated to participating securities	51	960

Net earnings on common shares after allocation to participating securities	$4,810	$11,349

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

As permitted under SFAS 123, the Company accounts for its Stock Option and Stock Incentive Plans (the “Plans”) under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized under the Plans. No stock options were granted by the Company during the first nine months of 2005. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table for the three and nine months ended September 30, 2004 and 2005 (in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2005	2004	2005
Net earnings on common shares from continuing operations as reported	$4,861	$1,520	$12,309	$9,120

Less: Total employee stock option expense under the fair value method, net of related tax effects	42	29	127	88

Pro forma	4,819	1,491	12,182	9,032

Basic earnings per share from continuing operations
As reported	$0.52	$0.16	$1.25	$0.98
Pro forma	0.52	0.16	1.23	0.97

Diluted earnings per share from continuing operations
As reported	0.30	.16	1.05	0.97
Pro forma	$0.30	$0.16	$1.04	$0.97

Note B—Goodwill and Other Intangible Assets

Components of Goodwill at December 31, 2004 and September 30, 2005 are as follows (in thousands):

	NMP Purchase	Prototube Purchase	LWI Purchase	Mexico Purchase	Total Goodwill
Goodwill, December 31, 2004	$11,463	$376	$8,448	$—	$20,287
Purchase of Mexico	—	—	—	2,093	2,093
Foreign Currency impact	—	—	—	88	88
LWI Adjustment	—	—	(468)	—	(468)

Goodwill, September 30, 2005	$11,463	$376	$7,980	$2,181	$22,000

The adjustment to Goodwill related to the LWI acquisition in the first quarter of 2005 was related to a reversal of a valuation allowance and the recognition of a deferred tax asset pursuant to the completion of tax planning related to the acquisition. Goodwill related to the Mexico purchase is recorded in Mexican Pesos.

In conjunction with the purchase of LWI, an intangible asset apart from Goodwill was recognized related to the fair value of the customer contracts acquired with the purchase. A fair value of $2.1 million was determined for these contracts at the time of acquisition using a discounted cash flow model. This intangible asset is being amortized over ten years based upon the lives of the acquired contracts and follow-on contracts expected to be awarded on the same business. Accordingly, annual amortization expense is expected to be $0.2 million. This amortization is not deductible for tax purposes unless the entity is sold. Total amortization expense for all intangible assets for the three and nine month periods ended September 30, 2004 was $0.1 million and $0.3 million, respectively. Total amortization expense for all intangible assets for the three and nine month periods ended September 30, 2005 was $0.05 million and $0.15 million, respectively. Components of other intangible assets, net (in thousands) are as follows:

	December 31, 2004			September 30, 2005
	Gross Value	Accum Amort	Net Value	Gross Value	Accum Amort	Net Value
Value of LWI customer contracts	$2,073	$(155)	$1,918	$2,073	$(310)	$1,763
Legal costs related to patent filing	49	—	49	58	—	58

Other Intangible Assets, net	$2,122	$(155)	$1,967	$2,131	$(310)	$1,821

Note C—Inventories, net

The major components of inventories are as follows (in thousands):

	December 31 2004	September 30 2005
Raw materials	$6,621	$9,869
Work in process	8,668	8,127
Finished goods	5,416	2,907
Reserve for obsolete inventory	(117)	(165)

Total Inventories, net	$20,588	$20,738

Note D—Geographic Information

The Company classifies continuing operations into one industry segment. Noble, through its subsidiaries, is a full-service provider of 21st Century Auto Body SolutionsSM, including tailored laser-welded blanks and tubes for the automotive industry. Noble’s laser-welded blanks are manufactured from two or more blanks of varying thickness and sizes welded together utilizing automated laser assemblies, and are used by original equipment manufacturers (“OEMs”) or their suppliers in automobile body components such as doors, fenders, body side panels, and pillars. The following tables identify the breakdown of the Company’s net sales by country (which are classified based upon country of production) and long-lived assets by country, which consist primarily of fixed assets and intangible assets including goodwill (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2005	2004	2005
Net Sales
United States	$53,267	$60,794	$186,075	$185,479
Canada	21,720	27,290	57,718	78,179
Australia	114	190	304	429
Mexico	—	825	—	3,358

	$75,101	$89,099	$244,097	$267,445

	December 31 2004	September 30 2005
Long-Lived Assets
United States	$67,085	$62,473
Canada	4,445	4,726
Australia	483	1,135
Mexico	—	11,050

	$72,013	$79,384

Note E – Impairment Charges

The Company has entered into a purchase and sale agreement with a third party for the sale of its real property located in the Indianapolis, Indiana area. The property is classified in Assets held for Sale and the sale is expected to be completed in the fourth quarter of 2005 or first quarter of 2006. An impairment charge of $1.1 million was taken in the third quarter of 2005 based upon the expected proceeds from the sale of the property less estimated selling expenses. After the impairment charge, the property has a carrying value of $2.7 million, which approximates its fair value.

In May 2005, the Company entered into an agreement with the buyer of the Company’s logistics business whereby the buyer was granted an option to pay off the outstanding balance on the notes receivable related to the sale of the logistics business (“Notes Receivable”) at a discounted amount provided the payment was made on or before August 10, 2005. The balance on the Notes Receivable was $2.1 million and the discounted payoff amount was $1.6 million, or a discount of $0.5 million. From the date of the agreement through August 10, the buyer made interest-only payments. If the buyer did not opt to pay the Notes Receivable off at the discount, pursuant to the agreement, the buyer was required to make the regularly scheduled principal payments from May through July by August 15, 2005 and from August 15, 2005 all original terms and conditions of the Notes Receivable would remain in effect. Because of the uncertainty as to whether the buyer would make the discounted payoff, no charge was recorded in the second quarter of 2005. The buyer did not exercise the option to pay the notes receivable off at a discount and has not made the required principal payments. The buyer has indicated that it is seeking financing in order to repay the notes receivable and has engaged third party advisors to assist it in raising the financing necessary to payoff the Notes Receivable. The Company incurred an impairment charge of $1.0 million during the third quarter relating to these Notes Receivable. The charge is based upon management’s estimated proceeds realizable from the Notes Receivable upon completion by the buyer of its refinancing. The carrying value of the Notes Receivable, net of this impairment charge, is $1.1 million as of September 30, 2005.

Note F – Commitments and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Insurance coverage is maintained against certain types of potential claims in an amount which the Company believes to be adequate. Management is not aware of any legal proceedings or claims pending against the Company that it believes will have a material adverse effect on our financial condition or results of operations.

Note G – Subsequent Event

On November 1, 2005, the Company entered into an agreement (“JV Agreement”) with Sumitomo Corporation and its affiliates (“Sumitomo”) which created a joint venture with Sumitomo at the Company’s Silao, Mexico blanking facility. Pursuant to the JV Agreement, the Company will maintain a majority interest in the joint venture. The Company received consideration in the amount of approximately $5.5 million in cash and loans for Sumitomo’s minority interest in the joint venture. The joint venture plans to launch laser welding capabilities in addition to its current blanking capabilities at its Silao, Mexico facility in the fourth quarter of 2005.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Noble International, Ltd. (“Noble” or the “Company”), through its subsidiaries, is a full-service provider of 21st Century Auto Body SolutionsSM, including tailored laser-welded blanks and tubes for the automotive industry. Noble’s laser-welded blanks are manufactured from two or more blanks of varying thickness and sizes welded together utilizing automated laser assemblies, and are used by original equipment manufacturers (“OEMs”) or their suppliers in automobile body components such as doors, fenders, body side panels, and pillars.

In January 2004, the Company completed the acquisition of Prototech Laser Welding, Inc. (“LWI”) for approximately $13.6 million in cash and the assumption of approximately $0.7 million in subordinated debt and up to an additional $1.0 million payable if certain new business is awarded to Noble within the twenty-four month period following the acquisition. To date no purchase orders have been awarded to Noble relating to LWI operations. LWI, based in Clinton Township, Michigan, was a supplier of laser-welded blanks to General Motors.

In January 2005, the Company completed the acquisition of the assets of Oxford Automotive Inc.’s steel processing facility in Silao, Mexico (“Mexico”) for approximately $5.7 million plus the assumption of approximately $1.3 million in certain operating liabilities. The facility supplies component blanks on a toll processing basis to the Mexican automotive industry. On November 1, 2005, the Company entered into an agreement (“JV Agreement”) with Sumitomo Corporation and its affiliates (“Sumitomo”) which created a joint venture with Sumitomo at the Company’s Silao, Mexico blanking facility. Pursuant to the JV Agreement, the Company will maintain a majority interest in the joint venture. The Company received consideration in the amount of approximately $5.5 million in cash and loans for Sumitomo’s minority interest in the joint venture. The joint venture plans to launch laser welding capabilities in addition to its current blanking capabilities at its Silao, Mexico facility in the fourth quarter of 2005.

Results of Continuing Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A section included in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 15, 2005.

Net Sales. Net sales for the three months ended September 30, 2005 were $89.1 million, an increase of $14.0 million or 19% compared to the same period in 2004. Net sales for the nine months ended September 30, 2005 were $267.5 million, an increase of $23.3 million or 10% compared to the same period in 2004. This increase is attributable primarily to increased steel content in sales as well as sales from new programs launched offset by lower production volumes, particularly on certain older vehicle lines.

Cost of Sales. Cost of sales for the three month period ended September 30, 2005 was $81.1 million, an increase of $13.8 million or 20% compared to the same period in 2004. Cost of sales for the nine months ended September 30, 2005 was $239.8 million, an increase of $23.4 million or 11% compared to the same period in 2004. Cost of sales as a percentage of sales increased to 91% for the three month period ended September 30, 2005 from 90% in the same period in 2004. Cost of sales as a percentage of sales increased to 90% in the nine month period ended September 30, 2005 from 89% in the same period in 2004. This increase is consistent with the increased sales, including increased steel content in cost of sales as well as additional costs in the first nine months of 2005 compared to the first half of 2004 to support future sales growth.

Gross Margin. Gross margin for the three month period ended September 30, 2005 was $8.0 million, an increase of $0.2 million or 3% compared to the same period in 2004. Gross margin for the nine month period ended September 30, 2005 was $27.7 million, flat compared to the same period in 2004. For the three and nine month periods ended September 30, 2005, gross margin as a percentage of sales (9.0% and 10.3%, respectively) decreased slightly compared to the three and nine month periods ended September 30, 2004 (10.4% and 11.4%, respectively). This decrease in gross margin as a percentage of sales was primarily the result of the increase in the purchase of steel as a percentage of overall cost of sales, lower production volume on certain older vehicle lines and additional costs to support future sales growth, partially offset by the positive contribution to gross margin by the purchase of Mexico.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the three month period ended September 30, 2005 were $4.2 million, an increase of $0.7 million or 20% compared to the same period in 2004. SG&A for the nine month period ended September 30, 2005 were $11.0 million, a decrease of $0.4 million or 4% compared to the same period in 2004. For the three month period ended September 30, 2005 and 2004, SG&A as a percentage of sales was 4.7%. SG&A as a percentage of sales for the nine months ended September 30, 2005 was 4.1% compared to 4.7% in the same period of 2004. The decrease in SG&A as a percentage of sales for the nine months ended September 30, 2005 was driven primarily by the recovery of $0.3 million in the first quarter of 2005 of a receivable previously written off.

Operating Profit. As a result of the foregoing factors, operating profit for the three month period ended September 30, 2005 was $3.8 million, a decrease of $0.5 million or 11% compared to the same period in 2004. Operating profit for the nine month period ended September 30, 2005 was $16.7 million, an increase of $0.4 million or 2% compared to the same period in 2004. For the three and nine month periods ended September 30, 2005, operating profit as a percentage of sales (4.2% and 6.2% respectively) decreased compared to the three and nine month periods ended September 2004 (5.7% and 6.7% respectively).

Interest Income. Interest income for the three month period ended September 30, 2005 was $0.2 million, an increase of $0.1 million compared to the same period in 2004. Interest income for the nine month period ended September 30, 2005 was $0.4 million, an increase of $0.1 million compared to the same period in 2005. Interest income has increased compared to 2004 due to an increase in average cash balances as well as an increase in the rate of return on invested cash.

Interest Expense. Interest expense for the three month period ended September 30, 2005 was $0.8 million, flat compared to the same period in 2004. Interest expense for the nine month period ended September 30, 2005 was $2.1 million, a decrease of $0.7 million compared to the same period in 2004. The decrease for the nine month period ended September 30, 2005 is driven primarily by a $0.4 million write-off of deferred financing fees in the first quarter of 2004 as well as a higher interest rate on outstanding borrowings.

Change in Fair Value of Conversion Option Derivative Liability. During the first three quarters of 2004, pursuant to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company bifurcated within the 4% convertible subordinated notes the conversion option and established the fair value of the embedded derivative separate from the debt instrument and recorded it as a derivative liability. At issuance of the convertible subordinated notes, the estimated initial fair value of embedded derivative liability was $3.5 million, which was recorded as a discount to the convertible subordinated notes and a derivative liability on the consolidated balance sheet. This derivative liability was adjusted quarterly for changes in fair value with the corresponding charge or credit to other expense or income. During the three month period ended September 30, 2004, the Company recognized a $2.3 million gain based upon the change in the fair value of the embedded derivative liability. During the nine month period ended September 30, 2004, the Company recognized a $2.9 million gain based upon the change in the fair value of the embedded derivative liability. The 4% convertible subordinated notes were amended in the fourth quarter of 2004 to eliminate provisions which gave rise to the embedded derivative.

Impairment Charges. Impairment charges for the three and nine month periods ended September 2005 were $2.1 million and $2.2 million, respectively. These impairment charges are related to non-core assets including real estate held for sale ($1.1 million) and the notes receivable related to the sale of the logistics business segment ($1.0 million). Impairment charges for the three and nine month periods ended September 30, 2004 of $0.1 million relate to real estate held for sale.

Other, net. Other income for the three and nine month periods ended September 30, 2005 was $0.7 million and $1.1 million, respectively. Included in Other, net for the three month period ended September 30, 2005 is a gain on the disposal of fixed assets ($0.4 million), and dividend income ($0.2 million). Included in Other, net for the nine month period ended (compared to the three month period ended) September 30, 2005 is additional dividend income ($0.3 million) and the recovery of assets previously written off ($0.1 million). Other, net for the nine months ended September 30, 2004 includes dividend income ($0.5 million) offset by a loss on the disposal of fixed assets ($0.2 million).

Income Tax Expense. Income tax expense for the three and nine month periods ended September 30, 2005 was $0.3 million and $4.7 million, respectively. Income tax expense for the three and nine month periods ended September 20, 2004 was $0.9 million and $4.6 million, respectively. The effective tax rate for the three month period ended September 30, 2005 was 16% compared to 15% for the three month period ended September 30, 2004. The effective tax rate for the nine month period ended September 30, 2005 was 34% compared to 27% for the nine month period ended September 30, 2004. The 16% effective tax rate for the three month period ended September 30, 2005 is less than the 35% statutory rate for 2005 primarily due to a base level of tax credits in relation to taxable income as well as true up adjustments to the tax provision from finalizing the 2004 federal tax return. The 15% and 27% effective tax rates for the three and nine month periods ended September 30, 2004, respectively, is less than the 34% statutory rate for 2004 primarily due to the non taxable nature of the change in fair value of the conversion option derivative liability in addition to the recognition research and development tax credits.

Earnings on Common Shares from Continuing Operations. As a result of the foregoing factors earnings on common shares from continuing operations for the three month period ended September 30, 2005 was $1.5 million, a decrease of $3.3 million or 69% compared to the same period in 2004. Earnings on common shares from continuing operations for the nine month period ended September 30, 2005 was $9.1 million, a decrease of $3.2 million or 26% compared to the same period in 2004. The decrease in earnings on common shares from continuing operations for both the three and nine month periods was driven by the change in fair value of conversion option derivative liability recognized in 2004.

Liquidity and Capital Resources

The Company’s cash requirements have historically been satisfied through a combination of cash flow from operations, equity and debt financings. Working capital needs and capital equipment requirements in the continuing operations have increased as a result of the growth of the Company and are expected to continue to increase. Anticipated increases in required working capital and capital equipment expenditures are expected to be met from cash flow from operations and borrowings under the Company’s credit facility. As of September 30, 2005, the Company had net working capital of $39.9 million. Availability under the Company’s revolving credit facility was $35.0 million as of September 30, 2005.

The Company generated cash from continuing operations of $8.1 million in the nine month period ended September 30, 2005. Cash generated from operations was driven by net income ($9.1 million) plus depreciation ($7.6 million) and other non-cash expenses ($3.3 million). This cash generated was offset by increasing working capital requirements of $12.0 million driven by an increase in accounts receivables ($15.2 million) and prepaid expenses ($1.4 million) offset by an increase in accounts payable ($2.6 million) due to the timing of cash payments and receipts at September 2005 and December 2004.

The Company used cash in investing activities of $15.3 million for the nine month period ended September 30, 2005. This use of cash was primarily the result of the purchase of fixed assets of $11.5 million and the acquisition of the Silao, Mexico facility for approximately $5.7 million offset by the sale of fixed assets of $1.5 million and cash received from notes receivable related to the sale of the logistics business (“Notes Receivable”) of $0.3 million.

The Company used cash for financing activities of $2.7 million for the nine month period ended September 30, 2005, primarily for the payment of cash dividends of $2.8 million and payments of long-term debt of $0.3 million, offset by the receipt of cash related to the issuance of common stock of $0.3 million, primarily pursuant to the exercise of stock options.

In March 2004, the Company issued $40 million in convertible subordinated notes (“the Notes”) in a private placement. The Notes have a three year term, maturing on March 31, 2007, and may be extended another three years at the holders’ option. The Notes are convertible at the holders’ option anytime prior to maturity into shares of the Company’s common stock at $32 per share (subject to adjustment pursuant to the terms of the Notes). The interest rate on the Notes is 4% and is fixed for the entire term. In addition, there is a covenant restricting the Company from paying dividends or distributions on its common stock in excess of $0.48 per share in any twelve month period until March 2007.

As of September 30, 2005 the Company maintained a $35.0 million secured credit facility with Comerica Bank N.A. (“Comerica”) with a maturity date of April 2009 (“Credit Facility”). The Credit Facility consists of a $35.0 million revolving loan with no borrowing base formula. There were no outstanding borrowings on the revolving loan at September 30, 2005. Availability under the Credit Facility was $35.0 million. The Credit Facility is secured by assets of the Company and its subsidiaries and provides for the issuance of up to $5.0 million in standby or documentary letters of credit.

At September 30, 2005 the Company is in compliance with all of its financial debt covenants under the Credit Facility.

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

As of September 30, 2005, the Company guaranteed $3.0 million of SET Enterprises, Inc. (“SET”) senior debt in connection with its sale of businesses to SET. During the third quarter of 2005, the Company agreed to extend its guarantee for one year. The Company would be required to perform under the guarantee if SET was unable to repay or renegotiate its credit facility. The maximum amount the Company would be required to pay is $3.0 million. The Company does not currently carry a liability for this guarantee. The guarantee is unsecured and the Company would be entitled to the proceeds from any liquidation after the senior debt lender had been paid in full. As of September 30, 2005, the Company had not been notified by SET or SET’s lender of any default that would require performance under the guarantee.

Inflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, fuel, equipment and raw materials. The Company does not believe that inflation has had a material effect on its business over the reporting period included in this report.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company’s foreign subsidiaries were approximately 31% of total revenues from continuing operations for the nine month period ended September 30, 2005. The Company’s primary foreign currency exposures are the Canadian Dollar, Australian Dollar and Mexican Peso. The Company manages its exposures to foreign currency assets and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and matching revenues with expenses in the same currency to the extent possible; as such, certain exposures are naturally offset.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to ensure that information that is required to be disclosed in its filings with the SEC is recorded, processed, summarized and reported on a timely basis. The Company’s management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2005, and have concluded that as of September 30, 2005, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its subsidiaries required to be disclosed by the Company in the reports it files with the SEC under the Securities Exchange Act of 1934, as amended would be made known to them by others within the Company, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Controls over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Insurance coverage is maintained against certain types of potential claims in an amount which the Company believes to be adequate. Management is not aware of any legal proceedings or claims pending against the Company that it believes will have a material adverse effect on our financial condition or results of operations.

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

NOBLE INTERNATIONAL, LTD.

Dated: November 7, 2005	By:	/s/ Jay J. Hansen
Jay J. Hansen,
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification by the President and Chief Executive Officer pursuant to Rule 13a-14 (a) or 15d – 14 (a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14 (a) or 15d – 14 (a) of the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Periodic Financial Report by the President and Chief Executive Officer and the Chief Financial Officer pursuant to 18 USC § 1350, as created by Section 906 of Sarbanes-Oxley Act of 2002.