Form 10-K
period 2005-12-31
NOBLE INTERNATIONAL, LTD.
filed 2006-03-15
CIK 1034258

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

Commission File No.: 001-13581

NOBLE INTERNATIONAL, LTD.

(Exact name of registrant as specified in its charter)

Delaware	38-3139487
(State of incorporation)	(I.R.S. Employer Identification No.)

28213 Van Dyke Avenue Warren, Michigan	48093
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (586) 751-5600

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.00067 par value	NASDAQ National Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐, Accelerated filer ☒, Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the shares of common stock, $.00067 par value (“Common Stock”) held by non-affiliates of the registrant as of June 30, 2005 was approximately $173 million based upon the closing price for the Common Stock on the NASDAQ National Market on such date (after adjustment for the registrant’s three-for-two stock split effected on February 3, 2006).

The number of shares of the registrant’s Common Stock outstanding as of March 1, 2006 was 14,058,543.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2006 Annual Meeting to be held May 19, 2006 (the “2006 Proxy Statement”).

The matters discussed in this Annual Report on Form 10-K contain certain forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” the negative or other variations thereof, or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including continued market demand for the types of products and services produced and sold by the Company, change in worldwide economic and political conditions and associated impact on interest and foreign exchange rates, the level of sales by original equipment manufacturers of vehicles for which the Company supplies parts, the successful integration of companies acquired by the Company, and changes in consumer debt levels.

PART I

Item 1.	Business

GENERAL

Noble International, Ltd. (“Noble”), through its subsidiaries, is a full-service provider of tailored laser welded blanks and tubes for the automotive industry. Noble’s laser-welded blanks are manufactured from two or more blanks of varying thickness and sizes welded together utilizing automated laser assemblies, and are used by original equipment manufacturers (“OEMs”) or their suppliers in automobile body components such as doors, fenders, body side panels, and pillars.

Noble operates six locations in Michigan, Kentucky, Ohio, Canada, Australia and Mexico. Executive offices are located at 28213 Van Dyke Ave, Warren, MI 48093, tel. (586) 751-5600. Noble’s common stock is traded on the NASDAQ National Market under the symbol NOBL. Noble’s website is www.nobleintl.com.

Noble’s fiscal year is the calendar year. Thus any reference to a fiscal year in this Annual Report (“Report”) should be understood to mean the period from January 1 to December 31 of that year.

HISTORY AND BUSINESS DEVELOPMENT

Noble was incorporated on October 3, 1993 in the State of Michigan. On June 29, 1999 Noble reincorporated in the State of Delaware. Since its formation in 1993, Noble has completed numerous significant acquisitions and divestitures. As used in this Report, the term “Company” refers to Noble and its subsidiaries and their combined operations after consummation of all such acquisitions and divestitures.

On February 16, 2001, the Company acquired a 49% interest in S.E.T. Steel, Inc. (“SET”) for $3.0 million (the “SET Acquisition”). SET is a qualified minority business enterprise, providing metal processing services to OEMs. Contemporaneously with the SET Acquisition, the Company, through its wholly-owned subsidiary Noble Manufacturing Group, Inc. (“NMG”) (formerly known as Noble Technologies, Inc.), sold all of the capital stock of Noble Metal Processing – Midwest, Inc. (“NMPM”) and Noble Metal Forming, Inc. (“NMF”) to SET for $27.2 million (the “SET Sale”) in exchange for a note due June 14, 2001. On June 28, 2001, SET completed bank financing of its purchase of NMF and NMPM and repaid the $27.2 million note to the Company with $24.7 million in cash and a $4.0 million, 12% subordinated note due in 2003. In addition, the Company guaranteed $10.0 million of SET’s senior debt. During the quarter ended September 30, 2001, SET repurchased the Company’s 49% interest in SET for a $3.0 million, 12% subordinated note due in 2003.

On April 1, 2002, the Company converted its $7.6 million note receivable (representing the aggregate amount owing on the $4.0 million note and the $3.0 million note referenced in the preceding paragraph, including interest) from SET into preferred stock of SET. The preferred stock was non-voting and was redeemable at the Company’s option in 2007. The Company agreed to convert the subordinated promissory note to preferred stock in order to assist SET in obtaining capital without appreciably decreasing the Company’s repayment rights or jeopardize SET’s minority status. Management believed that continued support of SET furthered the joint strategic objectives of the two companies.

On August 1, 2003 SET completed its acquisition of Michigan Steel Processing, Inc. (“MSP”), a subsidiary of Sumitomo Corporation of America (“SCOA”). As part of the transaction, SCOA contributed 100% of the common stock of MSP in exchange for 45% of the common stock of SET. In addition, the Company reduced its guarantee of SET’s senior debt from $10.0 million to $3.0 million. The $3.0 million guarantee expires in August 2006. The Company exchanged its $7.6 million non-convertible, non-voting redeemable preferred stock investment in SET for $7.6 million in Series A non-convertible, non-voting preferred stock which provides an 8% annual dividend, and is non-redeemable by the Company. The Series A preferred stock is redeemable by SET at its option. In connection with the transaction, the Company was issued 4% of the outstanding common stock of SET. The excess of the estimated fair values of the preferred and common stock received over the carrying value of the redeemable preferred stock has been recorded on the Company’s books as a component of other income in the 2003 statement of operations for approximately $0.3 million.

During the fourth quarter of 2005, the Company recognized a $7.9 million impairment charge related to the SET investments based upon management’s estimate of fair value of these investments using a discounted cash flow model and other fair value tools in conjunction with SET’s current and projected financial performance.

On June 8, 2001, the Company acquired a 51% interest in SCO Logistics, Inc. (“SCOL”). SCOL is a provider of logistics management services to the bulk chemical industry. On October 1, 2001 the Company sold its interest in SCOL to the management of SCOL for $0.35 million.

On December 18, 2001, the Company, through its wholly owned subsidiary NMG, purchased 81% of the outstanding capital stock of Noble Construction Equipment, Inc. (“NCE”) (formerly known as Construction Equipment Direct, Inc.), for $0.35 million in cash and stock valued at $0.35 million along with a call right to purchase the balance of the stock. On December 19, 2001, NCE purchased certain assets and assumed certain liabilities of Eagle-Picher Industries, Inc.’s construction equipment division for approximately $6.1 million in cash. On December 21, 2001, NMG exercised its call option and acquired the balance of the stock of NCE.

On October 4, 2002, the Company completed a secondary offering of 925,000 shares of its $0.001 par value common stock. The net proceeds of $8.6 million were used to reduce the Company’s long-term debt.

On December 31, 2002, the Company, through its wholly-owned subsidiary NMG, completed the sale of NCE for $14.0 million in cash. The transaction resulted in a gain of $0.174 million, net of tax. The proceeds were used to reduce the Company’s long-term debt. The Company completed the transaction with an entity in which the Company’s Chairman and another officer have an interest. An independent committee of the board of directors of the Company was established to evaluate, negotiate, and complete the transaction. In addition, an independent fairness opinion regarding the transaction was obtained.

On March 21, 2003, the Company completed the sale of its logistics group for approximately $11.1 million in cash and notes as well as the assumption of substantially all payables and liabilities. The transaction included cash of $2.0 million at closing, two short-term notes totaling approximately $5.1 million, a $1.5 million three-year amortizing note and a $2.5 million five-year amortizing note (collectively referred to as the “Logistics Notes”). The short-term notes were repaid in full during the third quarter of 2004. As of December 31, 2005 the Company has received approximately $7.0 million in proceeds from the sale of the logistics business in addition to the $2.0 million in cash received at closing.

In May 2005, the Company entered into an agreement with the obligors of the Logistics Notes whereby the obligors were granted an option to pay off the outstanding balance at a discounted amount provided the payment was made on or before August 10, 2005. The balance on the Logistics Notes was $2.1 million and the discounted payoff amount was $1.6 million, a discount of $0.5 million. From the date of the agreement through August 10, the obligors made interest-only payments. If the obligors did not opt to payoff the Logistics Notes at the discount, pursuant to the agreement, the obligors were required to make the regularly scheduled principal payments from May through July by August 15, 2005 and all original terms and conditions of the Logistics Notes would remain in effect. Because of the uncertainty as to whether the buyer would make the discounted payoff, no impairment charge was recorded in the second quarter of 2005. The obligors did not exercise the option to payoff the Logistics

Notes at a discount and did not make the required principal payments by August 15, 2005. The obligors indicated that they were seeking financing to repay the Logistics Notes and engaged third party advisors to assist in raising the financing necessary. The Company established a credit reserve and recognized an impairment charge of $1.0 million during the third quarter based upon estimated proceeds realizable from the Logistics Notes upon completion by the obligors of its refinancing. The carrying value of the Logistics Notes, net of this $1.0 million reserve, is $1.1 million at December 31, 2005.

In February 2006, the Company reached an agreement in principal with the obligors under the Logistics Notes and recovered $0.05 million in principal payments. Based upon the terms of this Agreement, the obligors are scheduled to remit principal amounts of $0.35 million from March 2006 through August 2006 with a final principal amount of $1.7 million to be paid in September 2006. The obligors will continue to remit interest payments during this time period at 4.5% per annum. The Company received $0.1 million in interest from the obligors in 2005, of which $0.02 million was received after the recognition of the impairment charge at the end of the third quarter. Beginning in the fourth quarter 2005, the Company recognizes interest income from the Logistics Notes on a cash basis.

On October 17, 2003, the Company acquired substantially all of the assets of Prototube, LLC (“Prototube”) from Weil Engineering GmbH and Global Business Support, LLC for $0.1 million in cash plus the assumption of $1.2 million in liabilities. Prototube manufactures a variety of products with applications in the aerospace, automotive, and other industries. Its products are roll formed or stamped from flat steel or a laser welded blank, then, utilizing a proprietary technology, they are formed into a tube and laser welded. Prototube’s production process allows parts to be produced in several different shapes including round, rectangular and oval from various types and thicknesses of steel, as well as aluminum. In addition to multiple thicknesses of metal, Prototube can create multi-diameter products and join curved surfaces together by adjusting the output power of the laser.

The Company made the decision to exit the distribution business in the fourth quarter of 2003 and classified this operation as discontinued as of December 31, 2003. On January 28, 2004 the Company completed the sale of the distribution business to an entity in which the Company’s Chairman and another officer have an interest for approximately $5.5 million in cash. An independent committee of the board of directors of the Company was established to evaluate, negotiate and complete the transaction. In addition, an independent fairness opinion regarding the transaction was obtained.

On January 21, 2004, the Company completed the acquisition of Prototech Laser Welding, Inc. (“LWI”) for approximately $13.6 million in cash and the assumption of approximately $0.7 million in subordinated debt and up to an additional $1.0 million payable if certain new business is awarded to Noble based upon quotes submitted within the twenty-four month period following the acquisition. As of March 2006, the Company is awaiting response on three such quotes eligible for qualification for the additional payment which is estimated not to exceed $0.3 million. LWI, based in Clinton Township, Michigan, was a supplier of laser-welded blanks to General Motors.

In January 2005, the Company completed the acquisition of the assets of Oxford Automotive Inc.’s steel processing facility in Silao, Mexico for $5.7 million in cash and the assumption of $1.1 million in operating liabilities. The facility supplies component blanks on a toll processing basis to the Mexican automotive industry. The Company intends to begin laser welding at the facility in the first quarter of 2006. In the fourth quarter of 2005, the Company entered into an agreement (“JV Agreement”) with Sumitomo Corporation and its affiliates (“Sumitomo”) which created a joint venture with Sumitomo at the Silao, Mexico facility (the “Mexico Joint Venture”). Pursuant to the JV Agreement, the Company maintains a 51% majority interest in the Mexico Joint Venture. The Company received consideration in the amount of approximately $5.5 million in cash and loans for Sumitomo’s minority interest in the Mexico Joint Venture. The Company continues to consolidate results of operations from the joint venture in its financial statements.

NARRATIVE DESCRIPTION OF INDUSTRY SEGMENTS

CONTINUING OPERATIONS

Automotive

As of December 31, 2005 the Company’s continuing operating subsidiaries are organized into a single reporting segment operating in the automotive supply business. This segment includes Noble Metal Processing, Inc. (Michigan), Noble Metal Processing – Kentucky, Noble Metal Processing Canada, Noble Metal Processing – Australia, Noble Metal Processing – Ohio, Noble Summit Metal Processing de Mexico (the Sumitomo joint venture entity), and Noble Advanced Technologies (formerly “Noble Tubular Products” and “Prototube”). The Company is a supplier of automotive components and value-added services to the automotive industry. Customers include OEMs, such as General Motors, DaimlerChrysler, Ford Motor Company, Toyota Motor Corporation, American Honda Motor Company and Nissan North America, as well as other companies that are suppliers to OEMs (“Tier I” suppliers). The Company, as a Tier I and Tier II supplier, provides prototype design, engineering, laser welding of tailored blanks, tailor welded tubes and other laser welding and cutting services of automotive components. The Company’s manufacturing facilities in Michigan, Kentucky, Canada and Mexico have been awarded ISO 14001 and TS16949 certifications. The Company’s Michigan facility has also been awarded Q1 certification from Ford Motor Company.

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

Noble began development of laser welded tubular structures in late 2003. The Company has since identified approximately 20 applications for laser welded tubular structures. Noble markets its products to automakers by promoting the benefits of laser welded flat blanks and tubular products. The Company has quantified the benefits of incorporating its products into its customers’ vehicles, which may include lower total cost, lower vehicle weight, improved crash performance and reductions in steel usage. Noble’s sales force actively markets its products to automakers’ engineers as well as to management to drive penetration of laser-welded flat blanks and tubular products into more vehicles.

DESIGN AND ENGINEERING

The development of new automobile models or the redesign of existing models generally begins two to five years prior to the marketing of such models to the public. The Company’s engineering staff typically works with OEM and Tier I engineers early in the development phase to design specific automotive body components for the new or redesigned models. The Company also provides other value-added services, such as prototyping, to its automotive customers.

Internally, the Company’s engineering and research staff designs and integrates proprietary laser welding systems using the latest design techniques. These systems are for exclusive use by the Company and are not marketed or sold to third parties. Continued strategic investment in process technology is essential for the Company to remain competitive in the markets it serves, and the Company plans to continue to make research and development expenditures. During the years ended December 31, 2004 and 2005, the Company expensed $0.2 million each year on research and development.

MARKETING

The Company’s sales and engineering staff is located in direct proximity to major customers. Typically, OEMs and Tier I suppliers conduct a competitive bid process to select laser welders for the parts that they will include in their end products. The Company’s direct sales force, marketing and technical personnel work closely with OEM engineers to satisfy the OEMs’ specific requirements. In addition, the Company’s technical personnel will spend a significant amount of time assisting OEM engineers in product planning and integration of laser welded components in future automotive models.

RAW MATERIALS

The raw materials required for the Company’s automotive operations include rolled and coated steel and gases such as helium, carbon dioxide and argon. The Company obtains its raw materials and purchased parts from a variety of suppliers. The Company does not believe that it is dependent upon any one of its suppliers, despite concentration of purchasing of certain materials from a few sources, as other suppliers of the same or similar materials are readily available. The Company typically purchases its raw materials on a purchase order basis as needed and has generally been able to obtain adequate supplies of raw materials for its operations. The majority of the steel is purchased through OEMs’ steel buying programs. Under these programs the Company purchases the steel from specific suppliers at the steel price the customer negotiated with the steel suppliers. Although the Company does take ownership and the attendant risks of ownership of the steel, the price at which the steel is purchased is fixed for the duration of each program. Further, a portion of the automotive operations involves the toll processing of materials supplied by another Tier I supplier, typically a steel manufacturer or processor. Under these toll processing arrangements, the Company charges a specified fee for operations performed without acquiring ownership of the steel.

PATENTS AND TRADEMARKS

The Company owns a number of patents, patents pending and trademarks related to its products and methods of manufacturing. It is the Company’s belief that the loss of any single patent or group of patents would not have a material adverse effect on the Company’s business. The Company also has proprietary technology and equipment that constitute trade secrets, which it has chosen not to register in order to avoid public disclosure thereof. The Company relies upon patent and trademark law, trade secret protection and confidentiality or license agreements with its employees, customers and third parties to protect its proprietary rights.

SEASONALITY

The Company’s automotive operations business is largely dependent upon the automotive industry, which is highly cyclical and is dependent on consumer spending. In addition, the automotive component supply industry is somewhat seasonal. Increased revenues and operating income are generally experienced during the second calendar quarter as a result of the automotive industry’s spring selling season, the peak sales and production period of the year. Revenue and operating income generally decreases during July and December of each year as a result of changeovers in production lines for new model years as well as scheduled OEM plant shutdowns for vacations and holidays.

The Company’s historical results of operations have generally not reflected typical cyclical or seasonal fluctuations in revenues and operating income. The acquisitions and dispositions completed by the Company have resulted in a growth trend which may have masked the effect of typical seasonal fluctuations. The Company may not continue its historical growth trend and may not conform to industry norms for seasonality in future periods.

CUSTOMERS

In 2005, automotive industry customers accounted for substantially all of the Company’s consolidated net sales from continuing operations. Certain customers accounted for significant percentages (greater than 10%) of the Company’s consolidated net sales from continuing operations for the years ended December 31 as follows:

	2003	2004	2005
DaimlerChrysler	37%	34%	37%
General Motors	26%	24%	21%
Ford Motor Company	18%	29%	28%

COMPETITION

The automotive component supply and tooling component industries are highly competitive. In the automotive segment the Company’s primary competitors are TWB Company, Shiloh Industries Inc. and PowerLasers Ltd. In addition, several non-domestic OEMs perform some laser welding in-house. Competition in this segment is based on many factors, including engineering, product design, process capability, quality, cost, delivery and responsiveness. The Company believes that its performance record places it in a strong competitive position although there can be no assurance that it can continue to compete successfully against existing or future competitors in each of the markets in which it competes.

ENVIRONMENTAL MATTERS

Within the automotive component supply operations, the Company is subject to environmental laws and regulations concerning emissions to the air, discharges to waterways, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company is also subject to other federal and state laws and regulations regarding health and safety matters. Each of the Company’s production facilities has permits and licenses allowing and regulating air emissions and water discharges. The Company believes that it is currently in compliance with applicable environmental and health and safety laws and regulations.

EMPLOYEES

As of December 31, 2005, the Company employed 791 people in its continuing operations. This amount included 406 production employees, 92 independent production contractors, and 293 managerial, engineering, research and administrative personnel. The Company believes that its relations with its employees are satisfactory. The Company’s Michigan facility elected to be represented by the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”). In January 2004, the Company entered into a new five year collective bargaining agreement with the UAW which expires in December 2008. The Company’s Mexico facility is represented by the National Union of Employees for the Industry of Manufacturing, Repair and Operation of Heavy Machinery, Equipment, Parts and Components, Similar and Related of the Mexican Republic. The union contract in Mexico is negotiated and renewed on an annual basis. Neither facility has been subject to a strike, lockout or other major work stoppage.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

International operations are subject to certain additional risks inherent in conducting business outside the United States such as changes in currency exchange rates, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action. The tables below identify the breakdown of the Company’s revenues by country (which are classified based upon country of production) and long-lived assets by country, which consist primarily of fixed assets (in thousands).

	2003	2004	2005
Net Sales
United States	$149,544	$249,214	$248,234
Canada	34,215	82,982	110,507
Mexico	—	—	4,400
Australia	—	415	679

	$183,759	$332,611	$363,820

	2003	2004	2005
Long-Lived Assets
United States	$55,225	$67,036	$63,022
Canada	3,916	4,445	4,982
Mexico	—	—	11,349
Australia	—	483	1,103

	$59,141	$71,964	$80,456

AVAILABLE INFORMATION

Noble’s annual report on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports, are available without charge through Noble’s website, www.nobleintl.com, as soon as reasonably practicable after Noble files these reports electronically or furnishes them to the Securities and Exchange Commission (“SEC”). Except as otherwise stated in these reports, the information contained on Noble’s website or available by hyperlink from Noble’s website is not incorporated into this Annual Report on Form 10-K or other documents Noble files with, or furnishes to, the SEC. The public may read and copy any materials that Noble files with the SEC at the SEC’s Public Reference Room located at 100 F Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of Noble’s reports on its website, www.sec.gov.

Item 1A.	Risk Factors

The following factors are important and should be considered carefully in connection with any evaluation of the Company’s business, financial condition, results of operations and prospects. Additionally, the following factors could cause the Company’s actual results to differ materially from those reflected in any forward-looking statements of the Company. The factors identified here do not represent an exhaustive list of potential risks involved in our business that are beyond the Company’s control.

Outstanding Indebtedness. In order to finance its operations, including costs related to the consummation of various acquisitions, the Company has incurred indebtedness. The Company maintains a $35.0 million secured credit facility with a commercial bank with a maturity date of April 2009 with no outstanding borrowings at December 31, 2005. The Company’s credit facilities are secured by substantially all of its assets as well as the assets of its subsidiaries. In addition to certain financial covenants, the Company’s credit facilities restrict its ability to incur additional indebtedness or pledge assets. As of December 31, 2005, the Company is in compliance with all of the terms of its credit facilities. The Company may not be able to comply with the terms of its credit facilities in the future. In March 2004, the Company issued $40.0 million in 4% unsecured convertible subordinated notes (the “Notes”) in a private placement. The Notes have a three year term, maturing on March 31, 2007 and may be extended another three years at the holders’ option. The Notes are convertible at the holders’ option anytime prior to maturity into shares of the Company’s common stock at $21.33 per share (adjusted for the Company’s three-for-two stock split effected February 3, 2006). The interest rate on the Notes is 4% and is fixed for the entire term.

Debt Service Obligations. The Company’s business is subject to all of the risks associated with substantial leverage, including the risk that available cash may not be adequate to make required payments. The Company’s ability to satisfy outstanding debt obligations from cash flow is dependent upon its future performance and is subject to financial, business and other factors, many of which may be beyond its control. In the event that the Company does not have sufficient cash resources to satisfy its repayment obligations, it would be in default under the agreements pursuant to which such obligations were incurred, which would have a material adverse effect on its business. To the extent that the Company is required to use cash resources to satisfy interest payments to the holders of outstanding debt obligations, it will have fewer resources available for other purposes. While the Company has reduced its leverage and improved its liquidity over the past several years, the Company may increase its leverage in the future, whether as a result of operational or financial performance, acquisition or otherwise.

Reliance on Major Customers. Sales to the automotive industry accounted for substantially all of the Company’s sales from continuing operations in 2005. In addition, the Company’s automotive sales are highly concentrated among a few major OEMs and Tier I suppliers. Thus, the loss of any significant customer or the failure of any significant customer to pay amounts due to the Company could have a material adverse effect on the Company’s business. As is typical in the automotive supply industry, the Company has no long-term contracts with any of its customers. The Company’s customers provide annual estimates of their requirements; however, sales are made on a short-term purchase order basis. There is substantial and continuing pressure from the major OEMs and Tier I suppliers to reduce costs, including the cost of products purchased from outside suppliers. If in the future the Company is unable to generate sufficient production cost savings to offset price reductions, its gross margins could be adversely affected.

Risks Relating to Acquisitions. The automotive component supply industry is undergoing consolidation as OEMs seek to reduce both their costs and their supplier base. Future acquisitions may be made in order to enable the Company to expand into new geographic markets, add new customers, provide new products, expand manufacturing and service capabilities and increase automotive model penetration with existing customers. The Company may not be successful in identifying appropriate acquisition candidates or in successfully combining operations with such candidates if they are identified. It should be noted that any acquisitions could involve the dilutive issuance of equity securities or the incurrence of debt. In addition, acquisitions involve numerous other risks, including difficulties in assimilation of the acquired company’s operations following consummation of the acquisition, the diversion of management’s attention from other business concerns, risks of producing products we have limited experience with, the potential loss of key customers of the acquired company, and the ability of pre-acquisition due diligence to identify all possible issues that may arise with respect to products of the acquired company. All these acquisition risks could materially and adversely affect the financial performance of the Company.

Failure to Obtain Business on New and Redesigned Model Introductions. The Company’s automotive product lines are subject to change as its customers, including both OEMs and Tier I suppliers, introduce new or redesigned products. The Company competes for new business both at the beginning of the development phase of new vehicle models, which generally begins two to five years prior to the marketing of such models to the public, and upon the redesign of existing models. The Company’s sales would be adversely affected if the Company fails to obtain business on new models, fails to retain or increase business on redesigned existing models, if the Company’s customers do not successfully introduce new products incorporating the Company’s products, or if market demand for these new products does not develop as anticipated.

Competition. Markets for all of the Company’s products are extremely competitive. The Company competes based upon a variety of factors, including engineering, product design, process capability, quality, cost, delivery and responsiveness. In addition, with respect to certain of the Company’s products, the Company faces competition from divisions of its OEM customers. The Company’s business may be adversely affected by competition, and the Company may not be able to maintain its profitability if the competitive environment changes.

Dependence on Continuous Improvement of Production Technologies. The Company’s ability to continue to meet customer demands within its automotive operations with respect to performance, cost, quality and service will depend, in part, upon its ability to remain technologically competitive with its production processes. New automotive products are increasingly complex, require increased welding precision, use of various materials and have to be run at higher production speeds and with lower scrap ratios in order to reduce costs. The investment of significant additional capital or other resources may be required to meet this continuing challenge. If the Company is unable to improve its production technologies, it may lose business and possibly be forced to exit from the particular market.

Design and Engineering Resources. Within the automotive industry, OEMs and Tier I suppliers require their suppliers to provide design and engineering input during the product development process. The direct costs of design and engineering are generally borne by the Company’s customers. However, the Company bears the indirect cost associated with the allocation of limited design and engineering resources to such product development projects. Despite the Company’s up-front dedication of design and engineering resources, its customers are under no obligation to order the subject components or systems from the Company following their development. In addition, when the Company deems it strategically advisable, it may also bear the direct up-front design and engineering costs as well. The Company’s dedication of design and engineering resources, or up-front design and engineering expenditures, may have a material adverse effect on the Company’s financial condition, cash flow or results of operations.

Industry Cyclicality and Seasonality. The automotive industry is highly cyclical and dependent on consumer spending. Economic factors adversely affecting automotive production and consumer spending could adversely impact the Company’s business. In addition, the automotive component supply industry is somewhat seasonal. The Company’s need for continued significant expenditures for capital equipment purchases, equipment development and ongoing manufacturing improvement and support, among other factors, make it difficult for us to reduce operating expenses in a particular period if our net sales forecasts for such period are not met, because a substantial component of our operating expenses are fixed costs. Generally, revenue and operating income increase during the second calendar quarter of each year as a result of the automotive industry’s spring selling season, which is the peak sales and production period of the year. Revenue and operating income generally decrease during July and December of each year as a result of changeovers in production lines for new model years as well as scheduled OEM plant shutdowns for vacations and holidays.

The Company’s historical results of operations have generally not reflected typical cyclical or seasonal fluctuations in revenues and operating income. The acquisitions and divestitures completed by the Company have resulted in a growth trend through successive periods which has masked the effect of typical seasonal fluctuations. The Company’s business may not continue its historical growth trend, continue to be profitable, or conform to industry norms for seasonality in future periods.

U.S. and Global Economic Conditions. Demand in the automotive industry is significantly dependent on the U.S. and the global economies, and the Company’s business and profitability are exposed to current and future uncertainties. Demand in the automotive industry fluctuates in response to overall economic conditions and is particularly sensitive to changes in interest rate levels, consumer confidence and fuel costs. The threat or act of terrorism and war, the recession, higher energy costs and other recent developments have adversely affected consumer confidence throughout the U.S. and much of the world, and exacerbated the uncertainty in the Company’s markets. The future impact resulting from changes in economic conditions is difficult to predict. Our results of operations would be harmed by any sustained weakness in demand or continued downturn in the economy.

The Company’s sales are impacted by automotive retail inventory levels and production schedules. In recent years, OEM customers have significantly reduced their production and inventory levels due to the uncertain economic environment. It is extremely difficult to predict future production rates and inventory levels for such OEM customers. Any additional decline in production rates and/or inventory levels would adversely affect our operating results.

Price Reduction Pressures From Customers. The Company and other suppliers to the automotive markets face continued price reduction pressure from our customers. The U.S.-based OEMs, in particular, have experienced significant market share erosion to non-U.S.-based OEMs over the past few years, thereby putting pressure on their profitability. These OEMs respond by pressuring their suppliers, including the Company, to reduce the prices of products sold to such OEMs. To the extent this trend continues, the price reduction pressures experienced by the Company will be ongoing. While the Company constantly strives to sustain and improve its margins through a variety of efforts, the Company may not be able to maintain or improve its operating results in the face of such price reduction pressures.

Risk of Labor Interruptions. Within the automotive supply industry substantially all of the hourly employees of the OEMs and many Tier I suppliers are represented by labor unions, and work pursuant to collective bargaining agreements. The failure of any of the Company’s significant customers to reach agreement with a labor union on a timely basis, resulting in either a work stoppage or strike, could have a material adverse effect on the Company’s business. During 1999, production workers at the Company’s facility in Michigan elected to be represented by the UAW. A three-year collective bargaining agreement was entered into in September 2000 and expired in December 2003. In January 2004, the Company entered into a new five-year collective bargaining agreement, which expires in December 2008, with the UAW at its facility in Michigan. The Company’s Mexico facility is represented by the National Union of Employees for the Industry of Manufacturing, Repair and Operation of Heavy Machinery, Equipment, Parts and Components, Similar and Related of the Mexican Republic. The union contract in Mexico is negotiated and renewed on an annual basis. Although neither facility has been subject to a strike, lockout or other major work stoppage, any such incident would have a material adverse effect on the Company’s operating income.

Product Liability Exposure. Within the automotive operations, the Company faces an inherent business risk of exposure to product liability claims if the failure of one of its products results in personal injury or death. Material product liability losses may occur in the future. In addition, if any of the Company’s products prove to be defective, the Company may be required to participate in a recall involving such products. The Company maintains insurance against product liability claims, but there can be no assurance that such coverage may be adequate or may continue to be available to the Company on acceptable terms or at all. A successful claim brought against the Company in excess of available insurance coverage or a requirement to participate in any product recall could have a material adverse effect on its business.

Impact of Environmental Regulation. The Company is subject to the requirements of federal, state and local environmental and occupational health and safety laws and regulations. Although the Company has made and will continue to make expenditures to comply with environmental requirements, these requirements are constantly evolving, and it is impossible to predict whether compliance with these laws and regulations may have a material adverse effect on the Company in the future. If a release of hazardous substances occurs on or from the Company’s properties or from any of its disposals at offsite disposal locations, or if contamination is discovered at any of the Company’s current or former properties, it may be held liable, and the amount of such liability could be material.

Dependence on Key Personnel. The Company’s operations are dependent upon its ability to attract and retain qualified employees in the areas of engineering, operations and management, and are greatly influenced by the efforts and abilities of its Chairman and executive officers. The Company has employment agreements with its Chairman and several executive officers. The Company does not maintain key-person life insurance on its executives.

In February 2006, Christopher L. Morin resigned as the Company’s Chief Executive Officer and as a member of the Board of Directors. In March 2006, Thomas L. Saeli was appointed Chief Executive Officer. Mr. Saeli has served on the Company’s Board of Directors since 2002 and will remain a member of the Board of Directors. Mr. Saeli entered into an oral employment agreement with the Company in March 2006.

Control by Existing Stockholders. Robert J. Skandalaris owns and/or controls approximately 17% of the outstanding common stock. As a result, Mr. Skandalaris is able to exert significant influence over the outcome of all matters submitted to a vote of the Company’s stockholders, including the election of directors, amendments to the Company’s Certificate of Incorporation and approval of significant corporate transactions. Such consolidation of voting power could also have the effect of delaying, deterring or preventing a change in control that might be beneficial to other stockholders.

Anti-Takeover Provisions. Certain provisions of the Company’s Certificate of Incorporation and Bylaws may inhibit changes in control of the Company not approved by the Board of Directors. These provisions include: (i) a prohibition on stockholder action through written consents; (ii) a requirement that special meetings of stockholders be called only by the Board of Directors; (iii) advance notice requirements for stockholder proposals and nominations; (iv) limitations on the ability of stockholders to amend, alter or repeal the Bylaws; and (v) the authority of the Board of Directors to issue, without stockholder approval, preferred stock with such terms as the Board of Directors may determine. The Company will also be afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects.

Risks Associated With International Operations. The Company operates international production facilities in Canada, Australia and Mexico. The Company’s business strategy may include the continued expansion of international operations. As the Company expands its international operations, it will increasingly be subject to the risks associated with such operations, including: (i) fluctuations in currency exchange rates; (ii) compliance with local laws and other regulatory requirements; (iii) restrictions on the repatriation of funds; (iv) inflationary conditions; (v) political and economic instability; (vi) war or other hostilities; (vii) overlap of tax structures; and (viii) expropriation or nationalization of assets. The inability to effectively manage these and other risks could adversely affect the Company’s business.

Shares Eligible for Future Sale. The Company cannot predict the effect that future sales of its common stock will have on the market price of the Company’s common stock. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect the market price of the common stock. On January 10, 2006, the Company’s Board of Directors authorized and declared a three-for-two stock split of the Company’s common stock to shareholders of record on January 27, 2006, effected on February 3, 2006 (the “Stock Split”). As a result of the Stock Split, the total float of the Company’s shares of common stock increased proportionately, thereby increasing the potential future sales of common stock. Approximately 18% of the shares of common stock currently issued and outstanding are “restricted securities” as that term is defined under Rule 144 under the Securities Act of 1933 and may not be sold unless they are registered or unless an exemption from registration, such as the exemption provided by Rule 144, is available. All of these restricted securities are currently eligible for resale pursuant to Rule 144, subject in most cases to the volume and manner of sale limitations prescribed by Rule 144.

Possible Volatility of Trading Price. The trading price of the Company’s common stock could be subject to significant fluctuations in response to, among other factors, variations in operating results, developments in the automotive industry, general economic conditions, fluctuations in interest rates and changes in securities analysts’ recommendations regarding the Company’s securities. Such volatility may adversely affect the market price of our common stock.

The Failure of SET Enterprises, Inc. (“SET”) could materially adversely affect the Company’s financial condition. In February 2001, the Company sold two of its non-core subsidiaries to SET, a qualified minority business enterprise providing metal processing services to the automotive OEMs. The Company currently holds $7.6 million in face value of 8% Series A non-convertible, non-voting SET preferred stock and 4% of the issued and outstanding shares of SET common stock. During the fourth quarter of 2005, the Company recognized a $7.9 million impairment charge related to the SET investments based upon management’s estimate of fair value of these investments using a discounted cash flow model and other fair value tools in conjunction with SET’s current and projected financial performance. In addition, the Company provides a $3.0 million guarantee of SET’s senior debt. The failure of SET’s business could materially adversely affect the Company’s financial condition if it resulted in SET’s inability to pay dividends or its senior debt resulting in the Company’s requirement to perform under the guarantee. In addition, the Company’s relationship with SET provides minority content in product sold to certain OEMs. These OEMs use a supplier’s percentage of minority content as a consideration when awarding new business. To the extent that the Company could not replace minority content provided by SET with content from another minority business enterprise, the failure of SET could affect the future award of new business to the Company.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2005, the Company’s continuing operations consisted of its automotive business, which operated three production facilities in the United States, one facility in Canada, one facility in Australia, and one facility in Mexico. These facilities are used for multiple purposes and range in size from 36,000 square feet to 524,000 square feet, with an aggregate of 956,000 square feet. The Mexico facility is owned by the Company. The other production facilities are leased under operating leases with expiration dates ranging from 2010 to 2019.

In addition, the Company has a facility lease (69,000 square feet) assumed in the LWI acquisition that is currently not being used in operations. Estimated costs associated with this lease were accrued for in LWI purchase accounting. This lease expires in 2007.

None of the Company’s facilities, other than the LWI facility, is materially underutilized. Management believes that all of the Company’s property and equipment, owned or leased, is in good,

working condition, is well maintained and provides sufficient capacity to meet the Company’s current and expected manufacturing and distribution needs.

Item 3.	Legal Proceedings

The Company is not a party to any legal proceedings, other than routine litigation incidental to its business, none of which is material.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted for a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for the Company’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the NASDAQ National Market under the symbol NOBL. The following table sets forth the range of high and low closing prices, adjusted for the Stock Split, for the common stock for each period indicated:

	High	Low
2004
First Quarter	$19.07	$14.77
Second Quarter	21.49	16.51
Third Quarter	16.37	12.04
Fourth Quarter	14.45	10.95

2005
First Quarter	$16.93	$13.77
Second Quarter	15.75	12.22
Third Quarter	17.83	15.58
Fourth Quarter	16.62	13.86

As of March 1, 2006 there were approximately 172 record holders and approximately 3,500 beneficial owners of the Company’s common stock.

Dividends

During each year ended December 31, 2004 and 2005, the Company paid dividends of $3.7 million. In February 2004, the Company’s Board of Directors approved a resolution to increase the quarterly cash dividend to $0.067 per share (adjusted for the Stock Split). Pursuant to the Notes, the Company is restricted from paying dividends in excess of $0.32 per share (adjusted for the Stock Split) in any twelve month period until March 2007.

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five fiscal years in the period ended December 31, 2005 is derived from the audited financial statements of the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein or in prior filings. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Numbers from the following consolidated statement of operations are subject to rounding and are presented in millions of dollars (except share and per share data).

	2001	2002	2003	2004	2005
Consolidated Statements of Operations:
Net sales	$70.8	$120.8	$183.8	$332.6	$363.8
Cost of sales	55.6	102.9	156.9	294.7	326.0

Gross margin	15.2	17.9	26.9	37.9	37.8
Selling, general and administrative	7.6	10.3	12.2	15.9	16.0

Operating profit	7.6	7.6	14.6	22.1	21.8
Interest income	1.6	0.9	0.6	0.4	0.6
Interest expense	(2.1)	(0.8)	(2.4)	(3.5)	(2.9)
Litigation settlement	—	(1.1)	0.1	—	—
Gain on value of convertible option derivative liability	—	—	—	2.5	—
Impairment charges	—	—	—	(0.1)	(10.1)
Other, net	1.6	(0.9)	0.9	0.5	1.2

Earnings from continuing operations before income taxes and minority interest	8.7	5.7	13.8	21.7	10.6
Income tax expense	2.7	1.6	4.7	6.3	5.6

Earnings from continuing operations before minority interest	6.0	4.1	9.1	15.4	5.1
Minority interest	—	—	—	—	—

Earnings from continuing operations	6.0	4.1	9.1	15.4	5.1
Discontinued operations:
(Loss) from discontinued operations	(1.9)	(17.4)	(3.2)	(0.1)	—
Gain (loss) on sale of discontinued operations	—	0.1	(0.7)	0.1	—

Earnings (loss) before extraordinary items	4.1	(13.2)	5.2	15.4	5.1
Extraordinary items (1) (2)	1.5	0.3	—	—	—

Net earnings (loss)	$5.6	$(12.9)	$5.2	$15.4	$5.1

Basic earnings (loss) per common share:
Earnings per common share from continuing operations before extraordinary items	$0.60	$0.38	$0.78	$1.05	$0.37
(Loss) per common share from discontinued operations before extraordinary items	(0.19)	(1.64)	(0.33)	—	—
Extraordinary items (1) (2)	0.16	0.03	—	—	—

Basic earnings (loss) per common share	$0.57	$(1.23)	$0.45	$1.05	$0.37

Basic weighted average common shares outstanding	9,939,318	10,492,730	11,669,208	13,697,253	13,946,801

Diluted earnings (loss) per common share:
Earnings per common share from continuing operations before extraordinary items	$0.58	$0.38	$0.73	$0.96	$0.36
(Loss) per common share from discontinued operations before extraordinary items	(0.16)	(1.60)	(0.29)	—	—
Extraordinary items (1) (2)	0.13	0.03	—	—	—

Diluted earnings (loss) per common share	$0.55	$(1.20)	$0.44	$0.96	$0.36

Diluted weighted average common shares outstanding	11,664,677	10,738,473	13,566,564	15,512,417	14,045,159

Other Financial Information:
	2001	2002	2003	2004	2005
Cash flow provided by (used in):
Continuing operations	$(0.0)	$8.1	$9.2	$34.4	$17.4
Investing activities	9.6	5.3	(3.6)	(14.5)	(10.3)
Financing activities	(9.9)	(8.9)	(3.8)	(3.5)	(2.9)
Consolidated Balance Sheet:
Total assets	$156.9	$130.0	$143.0	$182.5	$209.3
Net assets held for sale	45.1	18.1	9.3	3.8	—
Working capital (deficiency)	(38.7)	6.0	16.4	36.6	51.3
Total debt	71.3	57.6	53.0	38.6	41.3
Stockholders’ equity	47.4	42.1	50.8	79.6	82.9

Non-GAAP Financial Measures:

This information is not and should not be viewed as a substitute for financial measures determined under GAAP.

Other companies may calculate these non-GAAP financial measures differently.

Reconciliation of EBITDA adjusted for other non-cash items to Earnings from Continuing Operations (3):
Earnings from continuing operations before income	$8.7	$5.7	$13.8	$21.7	$10.6
Net interest expense	0.5	(0.1)	1.8	3.2	2.2
Gain on value of convertible option derivative liability	—	—	—	(2.5)	—
Impairment charges	—	—	—	0.1	10.1
Depreciation	4.5	5.7	7.0	9.4	10.1
Amortization	0.9	0.2	0.2	0.3	0.2

EBITDA from continuing operations	$14.6	$11.5	$22.8	$32.2	$33.3

(1)	An after-tax extraordinary gain of $1.5 million was recorded in 2001 in connection with the Company’s acquisition by NCE of certain assets of Eagle-Picher, Inc.’s construction equipment division. This gain was the result of the implementation of Financial Accounting Standards Board (“FASB”) Statement No. 141, “Business Combinations” which requires the excess of the fair value of acquired net assets over the cost associated with an acquisition be recognized as an extraordinary gain in the period in which the transaction occurs. In December 2002 this segment was sold for $14.0 million.

(2)	In 2002, the Company closed the purchase price allocation period regarding the acquisition of NCE and recognized a $0.315 million after-tax extraordinary gain on the transaction resulting from certain post-closing working capital adjustments that reduced the purchase price.

(3)	EBITDA from continuing operations represents earnings from continuing operations before income taxes, plus net interest expense, depreciation and amortization expense adjusted for other non-cash charges. EBITDA is not presented as, and should not be considered, an alternative measure of operating results or cash flows from operations (as determined in accordance with generally accepted accounting principles), but is presented because it is a widely accepted financial indicator of a company’s ability to incur and service debt. While commonly used, however, EBITDA is not identically calculated by companies presenting EBITDA and is, therefore, not necessarily an accurate means of comparison, and may not be comparable to similarly titled measures disclosed by the Company’s competitors. Management believes that EBITDA is useful to both management and investors in their analysis of the Company’s ability to service and repay its debt. Further, management uses EBITDA for planning and forecasting in future periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of continuing operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto, and the other information included in this Report.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations begins with a brief description of the Company’s business, followed by a summary of the Company’s operating results to provide an overview of financial performance for fiscal years 2005, 2004 and 2003. This is followed by a discussion of results of operations for fiscal year 2005 compared to fiscal year 2004, and for fiscal year 2004 compared to fiscal year 2003. An analysis of changes in balance sheet and cash flows and a discussion of capital requirements and financing activities are then provided in the section entitled “Liquidity and Capital Resources.” Thereafter, a discussion of off-balance sheet arrangements, critical accounting policies, new accounting pronouncements, and the assumptions and judgments incorporated in the reported financial statements are provided.

GENERAL

Noble International, Ltd., through its subsidiaries, is a full-service provider of tailored laser welded blanks for the automotive industry. In the fourth quarter of 2002 the Company made the strategic decision to exit the logistics business and has classified this segment as discontinued for fiscal years 2004 and prior. The sale of the logistics segment was completed in March 2003 for approximately $11.1 million in cash and notes. In the fourth quarter of 2003, the Company made the strategic decision to exit the distribution business and has classified this segment as discontinued in fiscal years 2004 and prior. The sale of the distribution business was completed in January 2004 for approximately $5.5 million in cash to a related party. The Company’s fiscal year is the calendar year. The following discussion relates to the Company’s continuing operations.

The Company is a leading supplier of automotive components and value-added services to the automotive industry. Customers include original equipment manufacturers (“OEMs”), such as General Motors Corporation, DaimlerChrysler, Ford Motor Company, Toyota Motor Corporation, American Honda Motor Company and Nissan North America, as well as other OEMs and companies which are suppliers to OEMs. The Company, as a Tier I and Tier II supplier, provides prototype design, engineering, laser welding of tailored blanks and tubular products as well as other laser welding and cutting services of automotive components. The Company’s manufacturing facilities in Michigan, Kentucky, Canada, and Mexico have been awarded both ISO 14001 and TS-16949 certifications.

RESULTS OF OPERATIONS

To facilitate analysis, the following table sets forth certain financial data for the Company:

(In thousands of dollars)

	2003	2004	2005
Net sales	$183,759	$332,611	363,820
Cost of sales	156,909	294,680	326,017

Gross margin	26,850	37,931	37,803
Selling, general and administrative expenses	12,235	15,867	16,005

Operating profit	14,615	22,064	21,798
Interest income	596	351	634
Interest expense	(2,419)	(3,547)	(2,868)
Gain on value of convertible option derivative liability	—	2,458	—
Impairment charges	—	(129)	(10,140)
Other, net	1,015	472	1,221

Earnings from continuing operations before income taxes	13,807	21,669	10,645
Income tax expense	4,673	6,308	5,586

Earnings from continuing operations before minority interest	9,134	15,361	5,059
Minority interest	—	—	34

Earnings on common shares from continuing operations	9,134	15,361	5,093
(Loss) from discontinued operations	(3,221)	(121)	—
Gain (loss) on sale of discontinued operations	(677)	121	—

Net earnings on common shares	$5,236	$15,361	$5,093

Fiscal 2005 vs. Fiscal 2004

Net Sales. Net sales from continuing operations increased by $31.2 million, or 9.4%, to $363.8 million for the year ended December 31, 2005 from $332.6 million for the year ended December 31, 2004. This increase was primarily the result of new programs launched and increased volumes on several of the automotive platforms on which the Company has sales. In addition, revenue was positively impacted by an increase in steel content as a percentage of overall sales as several new programs had higher steel content as a percentage of total selling price as well as the purchase of the Silao, Mexico business.

Cost of Sales. Cost of sales from continuing operations increased by $31.3 million, or 10.6%, to $326.0 million for the year ended December 31, 2005 from $294.7 million for the year ended December 31, 2004. This increase in cost of sales was primarily attributable to increased production volume related to the increased sales in 2005 compared to 2004. As a percentage of net sales, cost of sales increased to 89.6% in fiscal 2005 from 88.6% in 2004. This increase as a percentage of sales is attributable to the increase in the purchase of steel as a percentage of overall cost of sales as well as launch costs incurred primarily in the fourth quarter of 2005 for the launch of facilities in Ohio and Australia as well as the launch of laser welding at the Company’s Mexico facility.

Gross Margin. Gross margin from continuing operations decreased $0.1 million, or 0.3%, to $37.8 million for the year ended December 31, 2005 from $37.9 million for the year ended December 31, 2004. As a percentage of sales, gross margin declined to 10.4% in fiscal 2005 compared to 11.4% in 2004. This decline is attributable in part to the increase in steel content in sales as a percentage of overall sales.

The portion of steel content in net sales is at a significantly lower margin than value-added laser welding and other related value-added services. Gross margin in 2005 was also negatively impacted by costs incurred primarily in the fourth quarter related to the launch of facilities in Ohio and Australia as well as the launch of laser welding at the Company’s Mexico facility.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) from continuing operations increased by $0.1 million, or 0.9%, to $16.0 million for the year ended December 31, 2005 from $15.9 million for the year ended December 31, 2004. As a percentage of sales, SG&A declined from 4.8% in fiscal 2004 to 4.4% in 2005. The decrease as a percentage of sales was primarily due to expense containment and the leveraging of fixed costs in SG&A.

Operating Profit. As a result of the foregoing factors, operating profit from continuing operations decreased $0.3 million, or 1.2%, to $21.8 million for the year ended December 31, 2005 from $22.1 million for the year ended December 31, 2004. As a percentage of sales, operating profit decreased to 6.0% in fiscal 2005 from 6.6% in fiscal 2004

Interest Income. Interest income from continuing operations increased $0.3 million in fiscal 2005 to $0.6 million from $0.3 million in fiscal 2004. The increase in 2005 was due to higher cash balances in 2005 compared to 2004 as well as higher yields from active cash management.

Interest Expense. Interest expense from continuing operations decreased $0.6 million to $2.9 million for the year ended December 31, 2005 from $3.5 million for the year ended December 31, 2004. The higher interest expense in fiscal 2004 compared to fiscal 2005 was primarily related to the 2004 $0.4 million write-off of deferred financing fees related to the early extinguishment of the Company’s term loan credit facility as well as lower interest in 2005 from the benefit of a full year of the lower interest 4% Convertible Notes (“Notes”). The proceeds from the Notes were used to pay down the higher interest term loan credit facility in the first quarter of 2004.

Gain on value of conversion option derivative liability. In 2004, pursuant to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and based upon provisions included in the Notes, the Company bifurcated a conversion option and established the fair value of an embedded derivative separate from the debt instrument and recorded it as a derivative liability. At issuance, the estimated initial fair value of embedded derivative liability was $3.5 million, which was recorded as a discount to the convertible subordinated notes and a derivative liability on the consolidated balance sheet. This derivative liability was adjusted quarterly for changes in fair value with the corresponding charge or credit to expense or income. During the period for which the embedded derivative was outstanding in 2004, the Company recognized a $2.5 million gain based upon the change in the fair value of the embedded derivative liability. The Notes were amended in the fourth quarter of 2004 to eliminate provisions which gave rise to the embedded derivative; therefore, there was no gain or loss on the derivative liability in 2005.

Impairment Charges. The Company recognized impairment charges of $10.1 million in fiscal 2005. During the second quarter of 2005, the Company recorded a $0.2 million impairment charge related to an investment in a private company in the automotive business originating in 2001. The Company’s investment was written-off entirely and the entity was subsequently liquidated. During the third quarter of 2005, the Company recognized a $2.1 million impairment charge related to two non-core assets including real estate held for sale and notes receivable, both of which were related to businesses that the Company previously sold. During the fourth quarter of 2005, the Company recorded a $7.9 million impairment charge related to an investment in SET. The investment originated with the Company’s sale of its metal forming and stamping assets to SET in 2001. An impairment charge of $0.1 million in fiscal 2004 was related to real estate assets held for sale.

Other, net. Other income and expense, net increased by $0.7 million, from income of $0.5 million in fiscal 2004 to income of $1.2 million in fiscal 2005. Other income in 2005 is comprised primarily of dividend income of $0.6 million and the recovery of previously written-off assets of $0.7 million offset by a loss on foreign currency transactions of ($0.1 million). Other income in 2004 is comprised primarily of dividend income of $0.6 million and the collection of previously written-off accounts receivable of $0.2 million offset by a loss on disposal of fixed assets of ($0.2 million) and a loss on foreign currency transactions of ($0.1 million).

Income Tax Expense. Income tax expense related to continuing operations decreased $0.7 million, to $5.6 million for the year ended December 31, 2005 from $6.3 million in 2004. The effective tax rate for fiscal 2005 was 53%. The effective rate is driven by the non-deductibility of impairment charges of $8.1 million (of the total $10.1 million in impairment charges). After earnings before income taxes are adjusted for these impairment charges, the effective rate is 30%. This adjusted effective rate is less than the statutory rate of 35% primarily due to the release of a contingency related to a previously uncertain tax issue which was resolved in 2005 and prior year provision to return adjustments offset by the impact of state taxes and the non-deductibility of the amortization of debt discount. The effective tax rate for 2004 was 29%. The 2004 effective rate is lower than the statutory rate of 34% due primarily to the determination that any gains on the change in value of the embedded derivative liability are not taxable. In addition, the Company recorded tax credits of $0.4 million in 2004.

Earnings from Continuing Operations before Minority Interest. As a result of the foregoing factors, earnings from continuing operations before minority interest decreased $10.3 million, or 67%, to $5.1 million for the year ended December 31, 2005 from $15.4 million for the year ended December 31, 2004.

Minority Interest. The Mexico Joint Venture was entered into in November 2005. The $0.03 million minority interest in 2005 represents our joint venture partner’s 49% share of the net loss from the Mexico Joint Venture in November and December 2005. The net loss is attributable to launch costs related to the establishment of laser welding capabilities in the facility.

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

Cost of Sales. Cost of sales from continuing operations increased by $137.8 million, or 87.8%, to $294.7 million for the year ended December 31, 2004 from $156.9 million for the year ended December 31, 2003. This increase in cost of sales was primarily attributable to increased production volume related to the increased sales in 2004 compared to 2003. As a percentage of net sales, cost of sales increased to 88.6% in fiscal 2004 from 85.4% in 2003. This increase as a percentage of sales is primarily attributable to the increase in the purchase of steel as a percentage of overall cost of sales and is related to the increase in steel content in sales as a percentage of total sales as the Company continued its transition to a full service supplier from a toll processor. This increase in costs was partially offset by productivity improvements in the Company’s manufacturing operations.

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

Interest Expense. Interest expense from continuing operations increased $1.1 million to $3.5 million for the year ended December 31, 2004 from $2.4 million for the year ended December 31, 2003. The higher interest expense in fiscal 2004 was primarily due to $0.8 million of amortization of the debt discount related to the embedded derivative liability associated with the 2004 4% Convertible Subordinated Notes (“Notes”) and $0.4 million from the write-off deferred financing fees related to the early extinguishment of the Company’s term loan credit facility.

Gain on value of conversion option derivative liability. Pursuant to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and based upon provisions included in the Notes, the Company bifurcated a conversion option and established the fair value of an embedded derivative separate from the debt instrument and recorded it as a derivative liability. At issuance, the estimated initial fair value of embedded derivative liability was $3.5 million, which was recorded as a discount to the convertible subordinated notes and a derivative liability on the consolidated balance sheet. This derivative liability was adjusted quarterly for changes in fair value with the corresponding charge or credit to expense or income. The Notes were amended in the fourth quarter of 2004 to eliminate provisions which gave rise to the embedded derivative. During the period for which the embedded derivative was outstanding, the Company recognized a $2.5 million gain based upon the change in the fair value of the embedded derivative liability.

Impairment Charges. The impairment charge of $0.1 million in fiscal 2004 was related to real estate assets held for sale.

Other, net. Other income and expense, net decreased by $0.5 million, from income of $1.0 million in fiscal 2003 to income of $0.5 million in fiscal 2004. Other income in 2004 is comprised primarily of dividend income of $0.6 million and the collection of previously written-off accounts receivable of $0.2 million offset by a loss on disposal of fixed assets of ($0.2 million) and a loss on foreign currency transactions of ($0.1 million). Other income in 2003 primarily included insurance proceeds of $0.2 million, the recovery of costs previously expensed of $0.4 million, income from the recording of the Company’s receipt of 4% of SET common stock of $0.3 million, and dividend income of $0.2 million offset by the write-down of other assets of ($0.3 million).

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

Earning from Continuing Operations. As a result of the foregoing factors, net earnings from continuing operations before extraordinary item increased $6.2 million, or 68%, to $15.4 million for the year ended December 31, 2004 from $9.1 million for the year ended December 31, 2003.

Liquidity and Capital Resources

The Company’s cash requirements have historically been satisfied through a combination of cash flow from operations, equity issuances and debt financings. Working capital needs and capital equipment requirements in continuing operations have increased as a result of the growth of the Company and are expected to continue to increase as a result of anticipated growth. Anticipated increases in required working capital and capital equipment expenditures are expected to be met primarily from cash flow from operations and debt financing. As of December 31, 2005, the Company had net working capital of $51.3 million.

The Company generated cash from continuing operations of $17.4 million for the year ended December 31, 2005. Net cash generated from continuing operating activities was primarily the result of net earnings plus non-cash expenses such as depreciation, amortization and impairment charges of $26.8 million offset by increases of net working capital of $9.4 million to support increases in sales and related production activities.

The Company used cash from investing activities of $10.3 million for the year ended December 31, 2005. This net cash outflow was the result of the purchase of property, plant and equipment for $15.1 million and the acquisition of the Mexico facility for $5.7 million offset by proceeds from the sale of a 49% share of the Mexico facility for $5.5 million, the sale of property, plant, and equipment for $4.3 million and proceeds from notes receivable of $0.6 million.

The Company used $2.9 million of cash in financing activities for the year ended December 31, 2005. This net cash outflow was driven by the payment of dividends of $3.7 million offset by $0.8 million from the issuance of common stock from the exercise of stock options.

In March 2004, the Company issued the Notes in a private placement. The Notes have a three year term, maturing on March 31, 2007 and may be extended another three years at the holders’ option. The Notes are convertible at the holders’ option anytime prior to maturity into shares of the Company’s common stock at $21.33 per share (adjusted for the Stock Split) and subject to adjustment pursuant to the terms of the Notes. The interest rate on the Notes is 4% and is fixed for the entire term. Proceeds from the Notes were used to reduce the Company’s current bank borrowings, including paying off the term loan balance and reducing amounts outstanding under the $35.0 million revolving credit facility. The holders of the Notes had a right to participate in dividends declared and paid to the Company’s common shareholders to the extent that such dividends exceed $0.32 per share (adjusted for the Stock Split) in any twelve month period within the initial three year term on the Notes. The holders’ participation rights were only on the amount, if any, in excess of $0.32 per share. The holders were not entitled to participate in any dividends after the initial three year term. Pursuant to an amendment to the Notes entered into by the Company and the holders of the Notes in the fourth quarter of 2004, the holders of the Notes are no longer able to participate in dividends. In addition, there is a covenant restricting the

Company from paying dividends or distributions on its common stock in excess of $0.32 per share in any twelve month period until March 2007. This amendment eliminates the requirement to use the two class method for calculating basic earnings per share for future periods relating to the Notes.

The terms of the Notes include a right of the holders of the Notes to convert the Notes into the Company’s common stock at $21.33 per share (adjusted for the Stock Split). This right was evaluated by the Company to determine if it gave rise to an embedded derivative instrument that would need to be accounted for separately in accordance with Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities” and Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company concluded that certain provisions which are contingent upon a change in control of the Company and allow for a net cash settlement of the conversion option qualified as an embedded derivative and did not meet the scope exceptions of SFAS 133. Therefore, the Company was required to bifurcate the conversion option and establish the fair value of the embedded derivative separate from the debt instrument and record it as a derivative liability. At issuance of the Notes, the holders’ conversion right had an estimated initial fair value of $3.5 million, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet. The discount on the Notes will be accreted to par value over the term of the Notes through non-cash charges to interest expense over the initial three year term. The derivative liability associated with the conversion option was adjusted for changes in fair value over the term of the Notes with the corresponding charge or credit to other expense or income. The estimated fair value of the holder’s conversion option was determined using a convertible bond valuation model which utilizes assumptions including: The historical stock price volatility; risk-free interest rate; credit spreads; remaining maturity; and the current stock price. On November 15, 2004 the Company and holders of the Notes entered into an amendment to the Notes which incorporated changes that eliminated the embedded derivative liability associated with the Notes. As a result of eliminating the embedded derivative liability, the Company was no longer required to value the derivative after November 15, 2004. The change in value of the derivative liability from September 30, 2004 to November 15, 2004 resulted in a charge of $0.5 million. The value of the derivative liability of $0.6 million as of November 15, 2004 was netted against the balance of debt discount. The remaining balance of debt discount will continue to be amortized over the remaining term of the Notes. At December 31, 2005 the balance of the debt discount was $0.9 million.

As of December 31, 2005 the Company maintained a $35.0 million secured credit facility with Comerica Bank N.A. with a maturity date of April 2009 (“Credit Facility”). During the second quarter of 2004 the Credit Facility was amended to, among other things, extend the maturity to April 2009, reduce the number of participating banks from three to one, and adjust several financial and other covenants. The Credit Facility consists of a $35.0 million revolving loan with no borrowing base formula. The term loan portion of the Credit Facility was paid off using the proceeds from the issuance of the Notes. There were no outstanding borrowings on the revolving loan at December 31, 2005; therefore, availability under the Credit Facility was $35.0 million at December 31, 2005. The Credit Facility is secured by assets of the Company and its subsidiaries and provides for the issuance of up to $5.0 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing and provides the Company with borrowing options for multi-currency loans. Borrowing options include a Eurocurrency rate or a base rate. The unamortized balance of origination costs was $0.4 million at December 31, 2005 and is included in other assets. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $15.0 million. At December 31, 2005 the Company is in compliance with all of its financial debt covenants under the Credit Facility.

As of December 31, 2005, the Company guaranteed $3.0 million of SET Enterprises, Inc. (“SET”) senior debt in connection with its sale of businesses to SET. During the third quarter of 2005, the Company agreed to extend its guarantee for one year. The Company would be required to perform under the guarantee if SET was unable to repay or renegotiate its credit facility. The maximum amount the Company would be required to pay is $3.0 million. The guarantee is unsecured and the Company would be entitled to the proceeds from any liquidation after the senior debt lender had been paid in full. As of December 31, 2005, the Company had not been notified by SET or SET’s lender of any default that would require performance under the guarantee; as a result, in conjunction with other factors, the Company does not currently carry a liability for this guarantee.

On July 31, 1998 and concluding August 10, 1998 the Company closed a private offering of 6% Convertible Subordinated Debentures (“1998 Debentures”) for gross proceeds of $20.76 million. The proceeds were used to reduce the amount of outstanding advances under the Credit Facility. The 1998 Debentures were scheduled to mature on July 31, 2005. Commencing November 30, 1998, the Debentures became convertible into common stock at $14.3125 per share (subject to adjustment). Beginning January 31, 2004 and on each July 31 and January 31 thereafter, the Company was required to redeem for cash 25% of the outstanding principal amount of the 1998 Debentures through the maturity date. During 2003, the holders of approximately $3.5 million in 1998 Debentures exercised their option to convert their 1998 Debentures into the Company’s common stock. During 2004, holders of approximately $11.5 million exercised their option to convert their 1998 Debentures into the Company’s common stock. On February 2, 2004 the Company made a mandatory retirement payment pursuant to the terms of the 1998 Debentures of $0.8 million. The Company called and extinguished the remaining $0.2 million balance of the 1998 Debentures in the fourth quarter of 2004.

On April 22, 2002, the Company completed a sale and leaseback transaction of its Shelbyville, KY facility to the Company’s Chairman. The sale price was $6.2 million which was equal to the book value of the property. The proceeds of the transaction were used to reduce the Company’s debt under its current credit facility. In the second quarter of 2004, the Company’s Chairman sold the Shelbyville, KY facility to a third-party and canceled the lease with the Company. The Company subsequently entered into a lease agreement with the third-party for the same facility.

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

Off Balance Sheet Arrangements

The Company’s off balance sheet financing consists primarily of operating leases for equipment and property. These leases have terms ranging from a month-to-month basis to thirteen years. In 2005, lease expense was approximately $5.4 million. From 2006 through 2010 and thereafter the Company will make contractual minimum lease payments as well as short and long-term debt payments as follows (in thousands):

Future Maturities and Contractual Obligations

	Total	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Long-term debt	$41,219	$—	$41,219	$—	$—
Interest payments	2,400	1,600	800	—	—
Capital lease obligations	61	10	22	29	—
Operating lease obligations	56,840	5,707	10,235	9,316	31,582
Purchase obligations	2,354	2,354	—	—	—

Total	$100,474	$8,071	$51,476	$9,345	$31,582

Purchase obligations include primarily commitments for capital expenditures. We have not included information on our recurring purchases of materials used in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production and are not long-term in nature (less than three months).

The Company also expects to receive minimum rental income of approximately $0.5 million per year for the period 2006 through 2016 related to the sublease of a portion of one of the Company’s manufacturing facilities to SET.

Critical Accounting Policies

A summary of the critical accounting policies consistently applied in the preparation of the accompanying financial statements follow below.

Revenue Recognition. Consistent with Securities and Exchange Commission Staff Accounting Bulletin No. 104, revenue is realized or realizable and earned when there is persuasive evidence that an arrangement exists, the delivery has occurred or services have been rendered, the Company’s price to the customer is fixed or determinable, and collectibility is reasonably assured.

The Company participates in steel re-sale programs with several of its customers. As a participant in these programs, the Company purchases steel from the customer, blanks and welds the steel, and re-sells a finished laser-welded blank to the customer. The Company records sales for the cost of steel sold to the customer plus a mark-up and records the cost of the steel in cost of sales. This accounting treatment is consistent with Emerging Issues Task Force (EITF) No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company acts as principal in the transaction, takes title to the products, and has risks and rewards of ownership.

The Company records amounts billed to customers for shipping and handling in sales and costs incurred for shipping and handling in cost of sales. This accounting treatment is consistent with EITF No. 00-10 “Accounting for Shipping and Handling Fees and Costs.”

Valuation of deferred tax assets. Because the Company operates in different geographic locations, including several state and local tax jurisdictions, the nature of the Company’s tax provisions and the evaluation of the Company’s ability to use all recognized deferred tax assets are complex. In assessing the ability to realize such deferred tax assets, the Company reviews the scheduled reversal of deferred tax liabilities, the projections of taxable income in future periods and the effectiveness of various tax planning strategies in making assessments. The consideration of these matters requires significant management judgment in determining deferred tax asset valuation allowances. While it is believed that the appropriate valuations of deferred tax assets has been made, unforeseen changes in tax legislation, regulatory activities, operating results, financing strategies, organization structure and other related matters may result in material changes in the Company’s deferred tax asset valuation allowances.

Goodwill/Other Intangible Assets. The Company records goodwill when the cost of the acquisition exceeds the fair value of net assets acquired. As required under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets are no longer amortized; instead, management evaluates at least annually the carrying value of its businesses and determines if any impairment exists. The Company has determined that goodwill and other intangible assets are not impaired. As of December 31, 2004 and 2005 the Company had goodwill of $20.3 million and $21.0 million, respectively. The change in goodwill during 2005 is a result of the acquisition of the Mexico facility, which resulted in additional goodwill of approximately $1.2 million, offset by a decrease in goodwill of $0.5 million related to a reversal of a valuation allowance and the recognition of a deferred tax asset pursuant to the completion of the tax planning related to the acquisition of LWI.

Covenants not to compete attributable to continuing operations are amortized over the life of the agreement, which typically is three to five years. As of December 31, 2004 the covenants not to compete were fully amortized. Annual amortization expense for these covenants for fiscal years 2003 and 2004 was $0.2 million each year.

Consistent with SFAS No. 141, “Business Combinations,” in conjunction with the purchase of LWI, an intangible asset apart from goodwill was recognized related to the fair value of the customer contracts acquired. A fair value of $2.1 million was determined for these contracts at the time of acquisition using a discounted cash flow model. This intangible asset is being amortized over ten years based upon the lives of the acquired contracts and the lives of follow-on contracts expected to be awarded on the same business. The Company recognized $0.2 million of amortization expense in 2004 and 2005 related to this intangible asset. In conjunction with the purchase of the Mexico facility, an intangible asset apart from goodwill was recognized related to the fair value of the customer contracts acquired. A fair value of $0.6 million was determined for these contracts at the time of acquisition using a discounted cash flow model. This intangible asset is being amortized over twelve years based upon the lives of the acquired contracts and the lives of follow-on contracts expected to be awarded on the same business. The Company recognized $0.05 million of amortization expense in 2005 related to this intangible asset.

Impairment of Long-Lived Assets. The Company periodically evaluates the carrying value of its long-lived assets including investments in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, based on an evaluation of remaining useful lives and upon the estimated cash flows to be generated by these assets. The impairment review is generally triggered when such events as a significant industry downturn, product discontinuance, plant closures, product dispositions, technological obsolescence or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company evaluates the book value against the fair value of the assets.

Inflation

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, fuel, equipment and raw materials. The Company does not believe that inflation has had any material effect on its business over the past three years.

Impact of New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. It also requires that the allocation of fixed production overhead to inventory be based on the normal capacity of production facilities. SFAS 151 is effective for the Company beginning fiscal year 2006. The implementation of SFAS 151 is not expected to have a significant impact on the Company.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which revises SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R also supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Under SFAS 123 companies could either recognize the fair value of stock options as a period expense or disclose the pro forma impact of the fair value of stock options in the notes to the financial statements. Under SFAS 123 and APB 25, the Company has disclosed the pro forma impact of the fair value of stock options in the Significant Accounting Policy titled Stock-Based Compensation. SFAS 123R requires that the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, to be recognized as a period expense, generally over the option vesting period. SFAS 123R will be effective for the Company beginning in the first quarter of 2006. The Company estimates that the adoption of this Statement will result in additional compensation expense of less than $0.05 million in 2006. The future impact will be dependent in large part upon future equity-based grants.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The Company is exposed to the impact of foreign currency fluctuations. International revenues from the Company’s foreign subsidiaries were approximately 32% of total revenues from continuing operations for fiscal 2005. The Company’s primary foreign currency exposures are the Canadian Dollar, Mexican Peso, and Australian Dollar. In general, the Company manages its exposures to foreign currency assets, liabilities and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and matching revenues with expenses in the same currency, as such, certain exposures are naturally offset. However, at December 31, 2005 the Company’s Mexico operations, whose functional currency is the Mexican Peso, had net U.S. Dollar liability exposure of approximately $3.0 million. Based upon this exposure, for every one percent increase (decrease) in the value of the Mexican Peso versus the U.S. Dollar, the Company would recognize a foreign currency transaction gain (loss) of approximately $30 thousand. The Company is currently exploring strategies to mitigate this foreign currency risk in its Mexico operations. For the years ended December 31, 2004 and 2005, the Company recognized foreign exchange transaction losses of $0.1 million each year.

Interest Rate Sensitivity

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Noble International, Ltd.

Warren, Michigan

We have audited the accompanying consolidated balance sheets of Noble International, Ltd. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Form 10-K Index at Item 15. We also have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Deloitte & Touche LLP

Detroit, Michigan

March 14, 2006

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	2004	2005
ASSETS
Current Assets:
Cash and cash equivalents	$17,551	$21,978
Accounts receivable, trade, net	51,895	78,659
Notes receivable, net	1,000	1,083
Inventories, net	20,588	21,952
Deferred income taxes	101	297
Prepaid expenses and other	3,973	3,664

Total Current Assets	95,108	127,633
Property, Plant & Equipment, net	49,759	57,253
Other Assets:
Goodwill	20,287	20,972
Other intangible assets, net	1,967	2,303
Other assets, net	11,597	1,158

Total Other Assets	33,851	24,433
Assets Held for Sale	3,760	—

Total Assets	$182,478	$209,319

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$52,736	$69,797
Accrued liabilities	3,229	5,853
Income taxes payable	2,311	666
Current maturities of long-term debt	254	10

Total Current Liabilities	58,530	76,326
Long-Term Liabilities:
Deferred income taxes	5,994	5,308
Convertible subordinated debentures	38,371	39,094
Long-term debt, excluding current maturities	—	2,176

Total Long-Term Liabilities	44,365	46,578
Minority Interest	—	3,551
Commitments and Contingencies (Note H)
Stockholders’ Equity
Common stock, $.00067 par value, authorized 20,000,000 shares, issued 13,937,643 and 14,012,426 in 2004 and 2005, respectively	9	9
Additional paid-in capital	53,782	54,988
Retained earnings	24,184	25,551
Accumulated other comprehensive income, net	1,608	2,316

Total Stockholders’ Equity	79,583	82,864

Total Liabilities & Stockholders’ Equity	$182,478	$209,319

The accompanying notes are an integral part of these consolidated financial statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	2003	2004	2005
Net sales	$183,759	$332,611	$363,820
Cost of sales	156,909	294,680	326,017

Gross margin	26,850	37,931	37,803
Selling, general and administrative expenses	12,235	15,867	16,005

Operating profit	14,615	22,064	21,798
Interest income	596	351	634
Interest expense	(2,419)	(3,547)	(2,868)
Gain on value of convertible option derivative liability	—	2,458	—
Litigation settlement	73	—	—
Impairment charges	—	(129)	(10,140)
Other, net	942	472	1,221

Earnings from continuing operations before income taxes	13,807	21,669	10,645
Income tax expense	4,673	6,308	5,586

Earnings from continuing operations before minority interest	9,134	15,361	5,059
Minority interest	—	—	34

Earnings from continuing operations	9,134	15,361	5,093
Discontinued operations:
(Loss) from discontinued operations, net of income taxes of $(571) and $(62) for 2003 and 2004, respectively	(3,221)	(121)	—
Gain (loss) on sale of discontinued operations, net of income taxes of $(349) and $62 for 2003 and 2004, respectively	(677)	121	—

Net earnings	$5,236	$15,361	$5,093

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.78	$1.05	$0.37
(Loss) from discontinued operations	(0.27)	(0.01)	—
Gain (loss) on sale of discontinued operations	(0.06)	0.01	—

Basic earnings per common share	$0.45	$1.05	$0.37

Basic weighted average common shares outstanding	11,669,208	13,697,253	13,946,801

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.73	$0.96	$0.36
(Loss) from discontinued operations	(0.24)	(0.01)	—
Gain (loss) on sale of discontinued operations	(0.05)	0.01	—

Diluted earnings per common share	$0.44	$0.96	$0.36

Diluted weighted average common shares outstanding and equivalents	13,566,564	15,512,417	14,045,159

The accompanying notes are an integral part of these consolidated financial statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2002	$9	$32,874	$9,755	$(577)	$42,061
Issuance of 187,500 shares of common stock in connection with options exercise	—	1,191	—	—	1,191
Issuance of 19,802 shares of common stock in connection with executive compensation	—	150	—	—	150
Issuance of 26,532 shares of common stock in connection with stock incentive program	—	153	—	—	153
Issuance of 44,043 shares of common stock as director compensation	—	248	—	—	248
Issuance of 371,622 shares of common stock in connection with conversion of subordinated debentures	—	3,545	—	—	3,545
Dividends paid on common stock	—	—	(2,501)	—	(2,501)
Net Earnings	—	—	5,236	—	5,236
Equity adjustment from foreign currency translation, net	—	—	—	728	728

Balance at December 31, 2003	9	38,161	12,490	151	50,811
Issuance of 422,709 shares of common stock in connection with options exercise	—	4,025	—	—	4,025
Issuance of 3,930 shares of common stock in connection with stock incentive program	—	(24)	—	—	(24)
Issuance of 7,479 shares of common stock as director compensation	—	145	—	—	145
Issuance of 1,222,283 shares of common stock in connection with conversion of subordinated debentures	—	11,475	—	—	11,475
Dividends paid on common stock	—	—	(3,667)	—	(3,667)
Net Earnings	—	—	15,361	—	15,361
Equity adjustment from foreign currency translation, net	—	—	—	1,457	1,457

Balance at December 31, 2004	9	53,782	24,184	1,608	79,583

Issuance of 84,800 shares of common stock in connection with options exercise	—	1,079	—	—	1,079
Issuance of 2,825 shares of common stock in connection with stock incentive program	—	89	—	—	89
Issuance of 4,632 shares of common stock as director compensation	—	38	—	—	38
Dividends paid on common stock	—	—	(3,726)	—	(3,726)
Net Earnings	—	—	5,093	—	5,093
Equity adjustment from foreign currency translation, net	—	—	—	708	708

Balance at December 31, 2005	$9	$54,988	$25,551	$2,316	$82,864

The accompanying notes are an integral part of these consolidated financial statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	2003	2004	2005
Net earnings	$5,236	$15,361	$5,093
Other comprehensive income, equity adjustment from foreign currency translation, net of tax	728	1,457	708

Comprehensive income, net of tax	$5,964	$16,818	$5,801

The accompanying notes are an integral part of these consolidated financial statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2003	2004	2005
Cash flows from operating activities
Earnings from continuing operations	$9,134	$15,361	$5,093
Non-controlling interest in earnings from continuing operations	—	—	(34)
Adjustments to reconcile earnings to net cash provided by operations
Amortization of financing fees included in interest expense	548	1,943	1,399
Depreciation of property, plant and equipment	6,987	9,366	10,063
Amortization of intangible assets	200	338	255
Deferred income taxes	8,414	1,860	(420)
Impairment charges	—	129	10,140
(Gain) loss on sale of fixed assets	—	209	(39)
Gain on value of convertible option derivative liability	—	(2,458)	—
Tax benefit from stock compensation expense	427	228	367
Changes in operating assets and liabilities, net of acquisitions and foreign exchange
Increase in accounts receivable	(11,357)	(11,722)	(24,465)
Increase in inventories	(7,399)	(3,109)	(1,135)
(Increase) decrease in prepaid expenses	(1,272)	273	1,376
Increase in accounts payable	9,656	17,453	15,261
(Increase) decrease in other operating assets	32	(39)	(200)
Increase (decrease) in income taxes payable or refundable	(5,671)	8,203	(1,695)
Increase (decrease) in accrued liabilities	(497)	(3,680)	1,459

Net cash provided by continuing operations	9,202	34,355	17,425
Net cash (used in) discontinued operations	(2,537)	(99)	—

Net cash provided by operating activities	6,665	34,256	17,425
Cash flows from investing activities
Net proceeds from sales of discontinued operations	2,000	5,455	—
Net proceeds from sale of minority interest in joint venture	—	—	5,529
Purchases of property, plant and equipment	(9,764)	(9,082)	(15,062)
Proceeds from sale of property, plant and equipment	—	32	4,309
Proceeds from notes receivable on sale of discontinued operations	4,243	2,715	590
Acquisitions of businesses, net of cash acquired	(89)	(13,605)	(5,678)

Net cash (used in) investing activities	(3,610)	(14,485)	(10,312)
Cash flows from financing activities
Proceeds from issuance of common stock	1,191	4,024	840
Proceeds from issuance of convertible subordinated debentures	—	40,000	—
Redemption of convertible subordinated debentures	—	(995)	—
Redemption of junior subordinated debentures	(3,468)	—	—
Dividends paid on common stock	(2,501)	(3,667)	(3,726)
Payments on long-term debt	(250)	(937)	(15)
Financing fees	(328)	(1,871)	—
Net borrowings (payments) on credit facility	1,601	(40,008)	—

Net cash (used in) financing activities	(3,755)	(3,454)	(2,901)
Effect of exchange rate changes on cash	261	519	215
Net increase (decrease) in cash and cash equivalents	(439)	16,836	4,427
Cash and cash equivalents at beginning of period	1,154	715	17,551

Cash and cash equivalents at end of period	$715	$17,551	$21,978

The accompanying notes are an integral part of these consolidated financial statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

SUPPLEMENTAL CASH FLOW DISCLOSURE

(in thousands)

	2003	2004	2005
Cash paid for interest	$3,173	$2,134	$1,200
Cash paid (refund received) for taxes, net	1,790	(5,468)	5,662
Fair value of assets acquired, including goodwill	1,345	21,511	6,895
Liabilities assumed	(453)	(7,881)	(1,217)
Debt issued	(797)	—	—
Cash paid, net	95	13,605	5,678

The accompanying notes are an integral part of these consolidated financial statements

Supplemental disclosure of non-cash investing and financing activities:

Purchases of property, plant, and equipment (“PP&E”) and increases in accounts payable have been adjusted each year to reflect amounts included in PP&E at December 31 for which an amount due is included in accounts payable. These amounts at December 31, 2003, 2004, and 2005 are $1.1 million, $0.6 million, and $1.6 million, respectively. This adjustment allows the presentation of actual cash paid for PP&E in each year presented.

During 2003, approximately $3.5 million of Convertible Subordinated Debentures were converted into 371,622 shares (adjusted for the Stock Split) of the Company’s Common Stock. The Company exchanged its $7.6 million non-convertible, non-voting redeemable preferred stock investment in SET for $7.6 million in Series A non-convertible, non-voting preferred stock which provides an 8% annual dividend, and is non-redeemable by the Company. In addition, the Company was issued 4% of the outstanding common stock of SET. The excess of the estimated fair values of the preferred and common stock received over the carrying value of the redeemable preferred stock was recorded on the Company’s books as a component of other income in the statement of operations for approximately $0.3 million. The Company sold its logistics business for approximately $11.1 million, including $2.0 million in cash and approximately $9.1 million in notes.

During 2004, the Company converted $11.5 million of its 1998 6% Convertible Subordinated Debentures into 1,222,283 shares (adjusted for the Stock Split) of common stock. The Company issued $40 million in 4% Convertible Subordinated Notes (“Notes”). Pursuant to SFAS 133, the Company recorded an embedded derivative liability related to the terms of the convertible option of $3.5 million along with a corresponding amount of debt discount at issuance. The change in value of the embedded derivative liability was recorded as a gain or charge to income or expense. The debt discount balance is being accreted to the par value of the Notes over the term of the Notes. The Notes were amended to eliminate the derivative liability and the remaining debt discount, net of the value of the derivative liability at the time of the amendment, is being amortized over the remaining term of the Notes. The balance of debt discount at December 31, 2005 was $0.9 million.

During 2005, the Company, pursuant to the completion of the tax planning related to the acquisition of LWI, reversed a valuation allowance thus recognizing a deferred tax asset and decreasing goodwill by $0.5 million.

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note A – Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying consolidated financial statements include Noble International, Ltd. and its wholly-owned subsidiaries. The following chart outlines the wholly-owned subsidiaries of the Company and their current status.

Wholly-Owned Subsidiaries of Noble International Ltd.

Subsidiary	Acquired/Formed	Status

Noble Metal Processing - Ohio, LLC	Formed - 2005	Active
Noble Silao de Mexico, S. de R.L. de C.V. (“Noble Silao”)*	Formed - 2005	Active
Noble Summit Metal Processing de Mexico, S. de R.L. de C.V. (“NSMP”)**	Formed - 2005	Active
NMP Holding de Mexico, S. de R.L. de C.V.	Formed - 2005	Active
Noble Tube Technologies, LLC (“NTT”)	Formed - 2005	Inactive
Noble Metal Processing - Australia Pty. Ltd.	Formed - 2004	Active
Prototech Laser Welding, Inc. (“LWI”)	Acquired - 2004	Active
Noble Advanced Technologies, Inc. (formerly Noble Tubular Products, Inc.)	Acquired - 2003	Active
Noble Metal Processing, Inc. (“NMP”)	Acquired - 1997	Active
Noble Land Holdings, Inc. (“Land Holdings”)	Formed - 1997	Active
Noble Manufacturing Group, Inc. (formerly Noble Techonologies, Inc.)	Formed - 1998	Active
Noble Metal Processing Canada, Inc. (“NMPC”)	Acquired - 1997	Active
Noble Metal Processing - Kentucky, GP (formerly Noble Metal Processing - Kentucky, LLC) (“NMPK”)	Formed - 2001	Active
Noble Logistic Services, Inc. (formerly Assured Transportation & Delivery, Inc.) (“NLS-CA”)	Acquired - 2000	Assets Sold - 2003
Noble Logistic Services Holdings, Inc. (formerly Dedicated Services Holdings, Inc. (“NLS-TX”)	Acquired - 2000	Sold - 2003
Central Transportation & Delivery, Inc. (“CTD”)	Acquired - 2000	Inactive
Noble Construction Equipment, Inc. (formerly Construction Equipment Direct)	Acquired - 2001	Inactive
Noble Components & Systems, Inc.	Formed - 1998	Inactive
Noble Logistics Services, Inc. (“NLS-MI”)	Formed - 2000	Inactive

*	Owned 99% by NSMP and 1% by NMG

**	Wholly-owned until November 1, 2005, upon which date a 49% interest was acquired by Sumitomo Corporation and certain of its affiliates.

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note A – Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (Continued)

All significant intercompany balances and transactions have been eliminated in consolidation. All amounts related to discontinued operations in fiscal 2003 and 2004 have been reclassified in prior fiscal years’ financial statements in order to conform to the current year presentation.

NATURE OF OPERATIONS

Noble International Ltd., through its subsidiaries, is a full-service provider of tailored laser welded blanks and tubular products for the automotive industry. The principal markets for its products and services are North America and Australia.

SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows below.

Revenue Recognition and Accounts Receivable

Consistent with Securities and Exchange Commission Staff Accounting Bulletin No. 104, revenue is realized or realizable and earned when there is persuasive evidence that an arrangement exists, the delivery has occurred or services have been rendered, the Company’s price to the customer is fixed or determinable, and collectibility is reasonably assured. On a regular basis the Company evaluates the credit risk of customers and collection risk of outstanding accounts receivable. Based upon its analysis at each December 31, 2004 and 2005, the Company had recorded an allowance for doubtful accounts of $0.2 million. In 2003, Rouge Industries and its subsidiary, Rouge Steel, filed for bankruptcy protection. As a result of this event, the Company recorded bad debt expense of $0.4 million in the fourth quarter of 2003. In 2004, Stelco, Inc. filed for bankruptcy protection. As a result of this event, the Company recorded bad debt expense of $0.3 million in the first quarter of 2004. Subsequently, the Company received a payment of $0.2 million in the first quarter of 2005 as a settlement from the Stelco, Inc. bankruptcy. The Company recorded this recovery as an offset to bad debt expense in 2005.

The Company participates in steel re-sale programs with several of its customers. As a participant in these programs, the Company purchases steel from the customer, blanks and welds the steel, and re-sells a finished laser-welded blank to the customer. The Company records sales for the cost of steel sold to the customer plus a mark-up and records the cost of the steel in cost of sales. This accounting treatment is consistent with Emerging Issues Task Force (EITF) No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company acts as principal in the transaction, takes title to the products, and has risks and rewards of ownership.

The Company records amounts billed to customers for shipping and handling in sales and costs incurred for shipping and handling in cost of sales. This accounting treatment is consistent with EITF No. 00-10 “Accounting for Shipping and Handling Fees and Costs.”

Cash and Cash Equivalents

All highly liquid investments with maturities of less than three months are considered to be cash equivalents.

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note A – Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (Continued)

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Property, Plant, and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight line method over the estimated useful lives of the assets, which range from 3 to 10 years for machinery and equipment. Leasehold improvements are depreciated over the lives of the leases or estimated useful lives of the assets, whichever is less. Expenditures for maintenance and repairs are expensed as incurred. When assets are sold or otherwise retired, the cost and accumulated depreciation are removed from the books and the resulting gain or loss is included in other income and expense. The Company periodically reviews the realization of long-lived assets, based on an evaluation of remaining useful lives and the current and expected future profitability and cash flows related to such assets. All long-lived assets are fairly stated at December 31, 2004 and 2005. The Company capitalizes interest costs associated with construction in progress consistent with SFAS No. 34 “Capitalization of Interest Cost.” Capitalized interest costs in 2003, 2004 and 2005 were $0.5 million, $0.3 million and $0.2 million, respectively.

Goodwill and Other Intangible Assets

The Company records goodwill when the cost of the acquisition exceeds the fair value of net assets acquired. As required under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets are no longer amortized; instead, management evaluates at least annually the carrying value of its businesses and determines if any impairment exists. The Company has determined that goodwill and other intangible assets are not impaired. As of December 31, 2004 and 2005 the Company had goodwill of $20.3 million and $21.0 million, respectively. The change in goodwill during 2005 is a result of the acquisition of Mexico, which resulted in additional goodwill of approximately $1.2 million, offset by a decrease in goodwill of $0.5 million related to a reversal of a valuation allowance and the recognition of a deferred tax asset pursuant to the completion of the tax planning related to the acquisition of LWI.

Covenants not to compete attributable to continuing operations are amortized over the life of the agreement, which typically is three to five years. As of December 31, 2004 the covenants not to compete were fully amortized. Annual amortization expense for these covenants for fiscal years 2003 and 2004 was $0.2 million each year.

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note A – Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (Continued)

Consistent with SFAS No. 141, “Business Combinations,” in conjunction with the purchase of LWI, an intangible asset apart from goodwill was recognized related to the fair value of the customer contracts acquired. A fair value of $2.1 million was determined for these contracts at the time of acquisition using a discounted cash flow model. This intangible asset is being amortized over ten years based upon the lives of the acquired contracts and the lives of follow-on contracts expected to be awarded on the same business. The Company recognized $0.2 million of amortization expense in 2004 and 2005 related to this intangible asset. In conjunction with the purchase of Mexico, an intangible asset apart from goodwill was recognized related to the fair value of the customer contracts acquired. A fair value of $0.6 million was determined for these contracts at the time of acquisition using a discounted cash flow model. This intangible asset is being amortized over twelve years based upon the lives of the acquired contracts and the lives of follow-on contracts expected to be awarded on the same business. The Company recognized $0.05 million of amortization expense in 2005 related to this intangible asset.

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of its long-lived assets including investments in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, based on an evaluation of remaining useful lives and upon the estimated cash flows to be generated by these assets. The impairment review is generally triggered when such events as a significant industry downturn, product discontinuance, plant closures, product dispositions, technological obsolescence or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company evaluates the book value against the fair value of the assets.

During the fourth quarter of 2003, the Company made the decision to exit the distribution business and after estimating the net proceeds from a sale of the business, recorded a goodwill impairment charge of $2.0 million in loss from discontinued operations.

In 2004, the Company had a real estate property classified as held for sale. During 2004, it was determined that the fair value of the property was less than the carrying value and the Company recorded a charge of $0.1 million to write the carrying value to the estimated fair value. During the third quarter of 2005, the Company recorded a charge of $1.1 million dollars to reduce the carrying value of the property to the estimated fair value of $2.7 million. The Company sold the property in December 2005 for $2.8 million and recognized a gain of $0.1 million.

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note A – Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (Continued)

On March 21, 2003, the Company completed the sale of its logistics group for approximately $11.1 million in cash and notes as well as the assumption of substantially all payables and liabilities. The transaction included cash of $2.0 million at closing, two short-term notes totaling approximately $5.1 million, a $1.5 million three-year amortizing note and a $2.5 million five-year amortizing note (collectively referred to as the “Logistics Notes”). The short-term notes were repaid in full during the third quarter of 2004. As of December 31, 2005 the Company has received approximately $7.0 million in proceeds from the sale of the logistics business in addition to the $2.0 million in cash received at closing.

In May 2005, the Company entered into an agreement with the obligors of the Logistics Notes whereby the obligors were granted an option to pay off the outstanding balance at a discounted amount provided the payment was made on or before August 10, 2005. The balance on the Logistics Notes was $2.1 million and the discounted payoff amount was $1.6 million, a discount of $0.5 million. From the date of the agreement through August 10, the obligors made interest-only payments. If the obligors did not opt to payoff the Logistics Notes at the discount, pursuant to the agreement, the obligors were required to make the regularly scheduled principal payments from May through July by August 15, 2005 and all original terms and conditions of the Logistics Notes would remain in effect. Because of the uncertainty as to whether the buyer would make the discounted payoff, no impairment charge was recorded in the second quarter of 2005. The obligors did not exercise the option to payoff the Logistics Notes at a discount and did not make the required principal payments by August 15, 2005. The obligors indicated that they were seeking financing to repay the Logistics Notes and engaged third party advisors to assist in raising the financing necessary. The Company established a credit reserve and recognized an impairment charge of $1.0 million during the third quarter based upon estimated proceeds realizable from the Logistics Notes upon completion by the obligors of its refinancing. The carrying value of the Logistics Notes, net of this $1.0 million reserve, is $1.1 million at December 31, 2005.

In February 2006, the Company reached an agreement in principal with the obligors under the Logistics Notes and recovered $0.05 million in principal payments. Based upon the terms of this Agreement, the obligors are scheduled to remit principal amounts of $0.35 million from March 2006 through August 2006 with a final principal amount of $1.7 million to be paid in September 2006. The obligors will continue to remit interest payments during this time period at 4.5% per annum. The Company received $0.1 million in interest from the obligors in 2005, of which $0.02 million was received after the recognition of the impairment charge at the end of the third quarter. Beginning in the fourth quarter 2005, the Company recognizes interest income from the Logistics Notes on a cash basis.

In February 2001, the Company sold two of its non-core subsidiaries to SET Enterprises, Inc. (“SET”). The Company holds $7.6 million in face value of 8% Series A non-convertible, non-voting SET preferred stock and 4% of the issued and outstanding shares of SET common stock. During the fourth quarter of 2005, the Company recognized a $7.9 million impairment charge related to the SET investments based upon management’s estimate of fair value of these investments using a discounted cash flow model and other fair value tools in conjunction with SET’s current and projected financial performance.

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note A – Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

As permitted under SFAS No. 123, “Accounting for Stock Based Compensation”, the Company accounts for its Stock Option and Stock Incentive Plans (the “Plans”) under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized under the Plans. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table for the years ended December 31, 2003, 2004 and 2005 (in thousands, except per share data):

	2003	2004	2005
Net earnings from continuing operations
As reported	$9,134	$15,361	$5,093
Less: Total employee stock option expense under the fair value method, net of related tax effects	184	170	201

Pro forma	$8,950	$15,191	$4,892
Basic earnings per share from continuing operations
As reported	$0.78	$1.05	$0.37
Pro forma	$0.77	$1.03	$0.35
Diluted earnings per share from continuing operations
As reported	$0.73	$0.96	$0.36
Pro forma	$0.71	$0.95	$0.35

Fair values of options granted in 2003 were determined using the Black-Scholes option pricing model based on the assumptions of a 2.94% risk-free interest rate, dividend yield of 1.7%, expected life of 5 years, and expected volatility of 45%. The weighted average fair value of options granted in 2003 was $3.77. Fair values of options granted in 2005 were determined using the Hull-White Enhanced FASB 123 model based upon assumptions of a 4.50% risk-free rate, dividend yield of 1.7%, expected life of 5 years, and expected volatility of 25%. There were no options granted during 2004.

See discussion of New Accounting Pronouncements below for impact of issuance of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which revises SFAS No. 123, “Accounting for Stock-Based Compensation.”

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note A – Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (Continued)

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

Fair Value of Financial Instruments

The carrying values of the Company’s cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values. The fair value of the Company’s 4% Convertible Subordinated Notes is estimated to be $38.9 million at December 31, 2005. The carrying value of the Company’s other debt instruments approximate fair value. During 2005, the Company’s investments in SET and the Logistics Notes have been adjusted to reflect fair value.

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

Foreign Currency Translation

Balance sheet accounts of the Company’s foreign operations for which the local currency is the functional currency is translated into U.S. dollars at period-end exchange rates, while income, expenses and cash flows are translated at average exchange rates during the period. Translation gains or losses related to net assets of such operations are shown as accumulated comprehensive loss in stockholders’ equity in the balance sheet and separately as a component of comprehensive income in the statement of comprehensive income. Gains and losses resulting from foreign currency transactions, which are transactions denominated in a currency other than the functional currency, are considered to be realized and are included as a component of other income in the consolidated statement of operations. In the years ended December 31, 2004 and 2005, the Company recognized a loss of $0.1 million each year from foreign currency transactions.

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note A – Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (Continued)

Earnings (loss) Per Share

All earnings (loss) per share calculations on the face of the income statement have been adjusted for the Company’s three-for-two stock split effected on February 3, 2006 (“Stock Split”).

Basic earnings (loss) per share exclude dilution and are computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities (such as stock options) or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

On March 26, 2004, the Company issued $40 million in 4% unsecured convertible subordinated notes (the “Notes”) in a private placement. The holders of the Notes had a right from issuance to the date of the amendment in the fourth quarter of 2004 to participate in dividends declared and paid to the Company’s common shareholders to the extent that such dividends exceed $0.32 per share (adjusted for the Stock Split) in any twelve month period within the initial three year term on the Notes. The holders’ participation rights were only on the amount, if any, in excess of $0.32 per share (adjusted for the Stock Split). The holders were not entitled to participate in any dividends after the initial three year term.

As a result of the participation right related to the Notes, in accordance with EITF 03-6: “Participating Securities and the Two Class Method under SFAS 128, Earnings Per Share,” for purposes of calculating basic earnings per share, undistributed earnings were allocated to common stock and the Notes holders based upon the assumption that all of the earnings for the period are distributed. If earnings for a given period exceed $0.32 per share, undistributed earnings in excess of $0.32 per share are allocated to the Notes holders according to the terms of the Notes. In the fourth quarter of 2004, the Notes were amended to eliminate the participating feature. For the year ended December 31, 2004, basic earnings per share is computed using the two-class method for the period of time (from issuance to the amendment date in the fourth quarter of 2004) during which the holders of the Notes had a participating right and based upon net earnings calculated as detailed in following schedule (in thousands of dollars):

2004
Net earnings as reported	$15,361
Net earnings allocated to participating securities	(1,040)

Net earnings after allocation to participating securities	$14,321

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note A – Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (Continued)

The following tables reconcile the numerator and denominator to calculate basic and diluted earnings (loss) on common shares before extraordinary items and discontinued operations for the years ended December 31, 2003, 2004 and 2005 (in thousands, except share and per share amounts).

	Earnings before Extraordinary (Numerator)	Shares (Denominator)	Per Share Amount
Fiscal Year 2003
Basic earnings per common share:
Earnings on common shares from continuing operations before extraordinary items	$9,134	11,669,208	$0.78
Effect of dilutive securities:
Contingently issuable shares	—	39,444	—
Convertible debentures	717	1,659,810	(0.04)
Stock options and warrants	—	198,102	(0.01)

Earnings from continuing operations per common share assuming dilution	$9,851	13,566,564	$0.73

Fiscal Year 2004
Basic earnings per common share:
Earnings on common shares from continuing operations before extraordinary items	$14,321	13,697,253	$1.05
Effect of dilutive securities:
Contingently issuable shares	—	27,788	—
Convertible debentures	(426)	1,641,054	(0.15)
Net earnings allocated to participating securities	1,040	—	0.07
Stock options and warrants	—	146,322	(0.01)

Earnings from continuing operations per common share assuming dilution	$14,935	15,512,417	$0.96

Fiscal Year 2005
Basic earnings per common share:
Earnings on common shares from continuing operations before extraordinary items	$5,093	13,946,801	$0.37
Effect of dilutive securities:
Contingently issuable shares	—	24,395	—
Convertible debentures	—	—	—
Stock options and warrants	—	73,963	(0.01)

Earnings from continuing operations per common share assuming dilution	$5,093	14,045,159	$0.36

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note A – Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (Continued)

The diluted EPS net earnings adjustments related to convertible debentures and notes are as follows (inclusion of the impact of the convertible notes in 2005 would have been anti-dilutive and, therefore, is not shown in the following table):

	2003	2004
Interest on convertible debentures or notes, net of tax	717	1,204
Amortization of debt discount	—	828
Gain on value of convertible option derivative liability	—	(2,458)

	$717	$(426)

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. It also requires that the allocation of fixed production overhead to inventory be based on the normal capacity of production facilities. SFAS No. 151 is effective for the Company beginning fiscal year 2006. The implementation of SFAS No. 151 is not expected to have a significant impact on the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R also supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Under SFAS No. 123 companies could either recognize the fair value of stock options as a period expense or disclose the pro forma impact of the fair value of stock options in the notes to the financial statements. Under No. SFAS 123, the Company has disclosed the pro forma impact of the fair value of stock options in the Significant Accounting Policy titled Stock-Based Compensation. SFAS 123R requires that the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, to be recognized as a period expense, generally over the option vesting period. SFAS 123R will be effective for the Company beginning in the first quarter of 2006. The Company estimates that the adoption of this Statement will result in additional compensation expense of less than $0.05 million in 2006. The future impact will be dependent in large part upon future equity-based grants.

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note B – Discontinued Operations and Assets Held For Sale

Logistics

During the fourth quarter of 2002 the Company made the strategic decision to focus on its core automotive business and exit its logistics segment. The Company completed the sale of this operation in March 2003. See Note L. As a result of the decision the Company was required to value the business at its fair value based on an anticipated sales price in accordance with SFAS No. 144. To this end the Company incurred an impairment charge of $19.9 million in the fourth quarter of 2002 primarily related to goodwill. Condensed financial information relating to the discontinued logistics operations and net assets of discontinued operations held for sale follows (in thousands):

	2003	2004
Results of operations and loss from sale:
Net sales	$14,800	$—
Gross profit	2,401	—
Operating expenses	3,975	—
Operating (loss)	(1,574)	(183)
Interest expense, net	409	—
(Loss) from operations, net of tax	(1,355)	(121)
(Loss) from sale, net of tax	(677)	—

Distribution

During the fourth quarter of 2003, the Company made the decision to exit the distribution business. The sale of the distribution business was completed on January 28, 2004 for approximately $5.5 million in cash to an entity in which the Company’s Chairman and another officer have an interest. Due to the related party nature of the transaction, an independent committee of the board of directors was formed to evaluate, negotiate and complete the sale of the business. In addition, an independent fairness opinion related to the sale was obtained. In the fourth quarter of 2003, the Company made the strategic decision to focus on its core automotive business and as a result classified the distribution business in discontinued operations for fiscal years 2003 and prior. In accordance with SFAS No. 144, the Company valued the business based upon the estimated net proceeds from the anticipated sale. As a result, an impairment charge of approximately $2.0 million was recorded. Condensed financial information relating to the discontinued distribution business and net assets of discontinued operations held for sale follows (in thousands):

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note B – Discontinued Operations and Assets Held for Sale (Continued)

	2003	2004
Results of operations and gain from sale:
Net sales	$4,678	$—
Gross profit	2,283	—
Operating expenses	1,853	—
Asset impairment charge	1,978	—
Operating income (loss)	(1,548)	—
Interest expense, net	271	—
Gain (loss) from operations, net of tax	(1,867)	—
Gain from sale, net of tax	—	121

	2003
Net assets of discontinued operations held for sale:
Current assets	$2,241
Property, plant and equipment, net	739
Other assets	2,729

Total assets	$5,709

Current liabilities	$325
Other liabilities	450

Total liabilities	775

Net assets of discontinued operations held for sale	$4,934

During fiscal year 2003 and 2004, the Company decided to sell certain real estate assets. As a result, this real estate was reclassified as “Assets Held for Sale” on the consolidated balance sheet. As of December 31, 2003 and December 31, 2004 the real estate held for sale had a carrying value of $4.3 million and $3.8 million, respectively. During 2003 and 2004, the Company sold two of the properties at their approximate carrying values. In December 2004 the Company had one property classified in Assets Held for Sale. During 2004, the Company determined that the fair value of the property was less than the carrying value of the property and recorded a charge of $0.1 million to write the asset down to its estimated fair value. During the third quarter of 2005, the Company recorded a charge of $1.1 million dollars to reduce the carrying value of the property to the estimated fair value of $2.7 million. The Company sold the property in December 2005 for $2.8 million and recognized a gain of $0.1 million.

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note C – Goodwill and Other Intangible Assets

Components of Goodwill at December 31, 2004 and 2005 are as follows (in thousands):

	NMP Purchase	Prototube Purchase	LWI Purchase	Mexico Facility Purchase	Total Goodwill
Goodwill, December 31, 2004	$11,463	$376	$8,448	$—	$20,287
Purchase of Mexico Facility	—	—	—	1,107	1,107
Foreign Currency Impact	—	—	—	46	46
LWI Adjustment	—	—	(468)	—	(468)

Goodwill, December 31, 2005	$11,463	$376	$7,980	$1,153	$20,972

The increase in Goodwill for the year-ended December 31, 2005 is primarily the result of the acquisition of the Mexico facility (see Note L). In addition, during the first quarter of 2005, the Company, pursuant to the completion of the tax planning related to the acquisition of LWI, reversed a valuation allowance thus recognizing a deferred tax asset and decreasing Goodwill by $0.5 million.

Consistent with SFAS No. 141, “Business Combinations,” in conjunction with the purchase of LWI, an intangible asset apart from Goodwill was recognized related to the fair value of the customer contracts acquired. A fair value of $2.1 million was determined for these contracts at the time of acquisition using a discounted cash flow model. This intangible asset is being amortized over ten years based upon the lives of the acquired contracts and follow-on contracts expected to be awarded on the same business. Accordingly, annual amortization expense is expected to be $0.2 million. This amortization is not deductible for tax purposes unless the entity is sold. In addition, in conjunction with the purchase of the Mexico facility, an intangible asset apart from Goodwill was recognized related to the fair value of the customer contracts acquired. A fair value of $0.6 million was determined for these contracts at the time of acquisition using a discounted cash flow model. This intangible asset is being amortized over twelve years based upon the lives of the acquired contracts and follow-on contracts expected to be awarded on the same business. Accordingly, annual amortization expense is expected to be $0.05 million. This amortization is not deductible for tax purposes unless the entity is sold.

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note C – Goodwill and Other Intangible Assets (Continued)

Total amortization expense for all intangible assets was $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 2003, 2004 and 2005, respectively. Components of Other Intangible Assets, net (in thousands) are as follows:

	December 31, 2004			December 31, 2005
	Gross Value	Accum Amort	Net Value	Gross Value	Accum Amort	Net Value
Value of customer contracts - LWI	$2,073	$(155)	$1,918	$2,073	$(362)	$1,711
Value of customer contracts - Mexico	—	—	—	568	(48)	520
Legal costs related to patent filing	49	—	49	72	—	72
Covenants not to compete	1,400	(1,400)	—	—	—	—

Other Intangible Assets, net	$3,522	$(1,555)	$1,967	$2,713	$(410)	$2,303

Note D – Inventories, net

The major components of inventories are as follows (in thousands):

	2004	2005
Raw materials	$6,621	$7,048
Work in process	8,668	9,292
Finished goods	5,416	5,843
Reserve for obsolete inventory	(117)	(231)

Inventories, net	$20,588	$21,952

Note E – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following (in thousands):

	2004	2005
Buildings and improvements	$1,001	$5,707
Machinery and equipment	72,269	81,385
Furniture and fixtures	2,082	2,173

Total, at cost	75,352	89,265
Less accumulated depreciation	31,829	40,718

Total, net	43,523	48,547
Construction in process	6,236	8,706

Total property, plant and equipment, net	$49,759	$57,253

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note F – Other Assets, net

Other assets consisted of the following (in thousands):

	2004	2005
Preferred stock - SET Enterprises, Inc.	$7,600	$—
Deferred financing costs - net	1,749	1,074
Common stock - SET Enterprises, Inc.	300	—
Notes receivable - long term - NLS sale	1,417	—
Other	531	84

Total other assets, net	$11,597	$1,158

On April 1, 2002, the Company converted its $7.6 million note receivable (including principal and interest) received in connection with the sale of certain of the Company’s operations to SET (see Note K), into redeemable preferred stock of SET. The preferred stock was non-voting and was redeemable at the Company’s option in 2007. The Company agreed to convert the subordinated promissory note to redeemable preferred stock in order to assist SET in obtaining capital without appreciably decreasing the Company’s repayment rights or jeopardize SET’s minority status.

During the fourth quarter of 2005, the Company recognized a $7.9 million impairment charge related to the SET investments based upon management’s estimate of fair value of these investments using a discounted cash flow model and other fair value tools in conjunction with SET’s current and projected financial performance.

On March 21, 2003, the Company completed the sale of its logistics group for approximately $11.1 million in cash and notes as well as the assumption of substantially all payables and liabilities. The transaction included cash of $2.0 million at closing, two short-term notes totaling approximately $5.1 million, a $1.5 million three-year amortizing note and a $2.5 million five-year amortizing note (collectively referred to as the “Logistics Notes”). The short-term notes were repaid in full during the third quarter of 2004. As of December 31, 2005 the Company has received approximately $7.0 million in proceeds from the sale of the logistics business in addition to the $2.0 million in cash received at closing.

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note F – Other Assets, net (Continued)

In May 2005, the Company entered into an agreement with the obligors of the Logistics Notes whereby the obligors were granted an option to pay off the outstanding balance at a discounted amount provided the payment was made on or before August 10, 2005. The balance on the Logistics Notes was $2.1 million and the discounted payoff amount was $1.6 million, a discount of $0.5 million. From the date of the agreement through August 10, the obligors made interest-only payments. If the obligors did not opt to payoff the Logistics Notes at the discount, pursuant to the agreement, the obligors were required to make the regularly scheduled principal payments from May through July by August 15, 2005 and all original terms and conditions of the Logistics Notes would remain in effect. Because of the uncertainty as to whether the buyer would make the discounted payoff, no impairment charge was recorded in the second quarter of 2005. The obligors did not exercise the option to payoff the Logistics Notes at a discount and did not make the required principal payments by August 15, 2005. The obligors indicated that they were seeking financing to repay the Logistics Notes and engaged third party advisors to assist in raising the financing necessary. The Company established a credit reserve and recognized an impairment charge of $1.0 million during the third quarter based upon estimated proceeds realizable from the Logistics Notes upon completion by the obligors of its refinancing. The carrying value of the Logistics Notes, net of this $1.0 million reserve, is $1.1 million at December 31, 2005.

In February 2006, the Company reached an agreement in principal with the obligors under the Logistics Notes and recovered $0.05 million in principal payments. Based upon the terms of this Agreement, the obligors are scheduled to remit principal amounts of $0.35 million from March 2006 through August 2006 with a final principal amount of $1.7 million to be paid in September 2006. The obligors will continue to remit interest payments during this time period at 4.5% per annum. The Company received $0.1 million in interest from the obligors in 2005, of which $0.02 million was received after the recognition of the impairment charge at the end of the third quarter. Beginning in the fourth quarter 2005, the Company recognizes interest income from the Logistics Notes on a cash basis. The remaining balance of the Logistics Notes of $1.1 million has been classified in current assets due to the anticipated collection of the Logistics Notes in 2006.

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note G – Line of Credit and Long-Term Debt

In March 2004, the Company issued $40.0 million in 4% unsecured convertible subordinated notes (the “Notes”) in a private placement. The Notes have a three year term, maturing on March 31, 2007 and may be extended another three years at the holders’ option. The Notes are convertible at the holders’ option anytime prior to maturity into shares of the Company’s common stock at $21.33 per share (adjusted for the Stock Split) subject to further adjustment pursuant to the terms of the Notes. The interest rate on the Notes is 4% and is fixed for the entire term. Proceeds from the Notes were used to reduce the Company’s current bank borrowings, including paying off the term loan balance and reducing amounts outstanding under the $35.0 million revolving credit facility. The holders of the Notes had a right to participate in dividends declared and paid to the Company’s common shareholders to the extent that such dividends exceed $0.32 per share (adjusted for the Stock Split) in any twelve month period within the initial three year term on the Notes. The holders’ participation rights were only on the amount, if any, in excess of $0.32 per share (adjusted for the Stock Split). The holders are not entitled to participate in any dividends after the initial three year term. Pursuant to an amendment to the Notes entered into by the Company and the holders of the Notes during the fourth quarter of 2004, the holders of the Notes are no longer able to participate in dividends. In addition, there is a covenant restricting the Company from paying dividends or distributions on its common stock in excess of $0.32 per share (adjusted for the Stock Split) in any twelve month period until March 2007. This amendment eliminates the requirement to use the two-class method for calculating basic earnings per share for future periods relating to the Notes.

The terms of the Notes include a right of the holders of the Notes to convert the Notes into the Company’s common stock at $21.33 per share (adjusted for the Stock Split). This right was evaluated by the Company to determine if it gave rise to an embedded derivative instrument that would need to be accounted for separately in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company concluded that certain provisions which are contingent upon a change in control of the Company and allow for a net cash settlement of the conversion option qualified as an embedded derivative and did not meet the scope exceptions of SFAS No. 133. Therefore, the Company was required to bifurcate the conversion option and establish the fair value of the embedded derivative separate from the debt instrument and record it as a derivative liability. At issuance of the Notes, the holders’ conversion right had an estimated initial fair value of $3.5 million, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet. The discount on the Notes is being accreted to par value over the term of the Notes through non-cash charges to interest expense over the initial three year term. The derivative liability associated with the conversion option was adjusted for changes in fair value over the period of time during which the embedded derivative existed with the corresponding charge or credit to other expense or income. The estimated fair value of the holder’s conversion option was determined using a convertible bond valuation model which utilizes assumptions including: The historical stock price volatility; risk-free interest rate; credit spreads; remaining maturity; and the current stock price. On November 15, 2004 the Company and holders of the Notes entered into an amendment to the Notes which incorporated changes that eliminated the embedded derivative liability associated with the Notes. As a result of eliminating the embedded derivative liability, the Company was no longer required to value the derivative after November 15, 2004. The change in value of the derivative liability from September 30, 2004 to November 15, 2004 resulted in a charge of $0.5 million. The value of the derivative liability of $0.6 million as of November 15, 2004 was netted against the balance of debt discount.

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note G – Line of Credit and Long-Term Debt (Continued)

The remaining balance of debt discount will continue to be amortized over the remaining term of the Notes. At December 31, 2005 the balance of the debt discount was $0.9 million.

As of December 31, 2005 the Company maintained a $35.0 million secured credit facility with Comerica Bank N.A. with a maturity date of April 2009 (“Credit Facility”). During the second quarter of 2004 the Credit Facility was amended to, among other things, extend the maturity to April 2009, reduce the number of participating banks from three to one, and adjust several financial and other covenants. The Credit Facility consists of a $35.0 million revolving loan with no borrowing base formula. The term loan portion of the Credit Facility was paid off using the proceeds from the issuance of the Notes. There were no outstanding borrowings on the revolving loan at December 31, 2005; therefore, availability under the Credit Facility was $35.0 million as of December 31, 2005. The Credit Facility is secured by assets of the Company and its subsidiaries and provides for the issuance of up to $5 million in standby or documentary letters of credit. The Credit Facility may be utilized for general corporate purposes, including working capital and acquisition financing and provides the Company with borrowing options for multi-currency loans. Borrowing options include a Eurocurrency rate, or a base rate. The Credit Facility bore interest at an average effective rate of 4.4% for the year ended December 31, 2004. These borrowings were primarily in the first quarter of 2004 as the Company had no outstanding borrowings under the Credit Facility at December 31, 2004. As a result of the repayment of the term loan portion of the Credit Facility, the Company recorded a write-off of approximately $0.4 million in deferred financing fees in the first quarter of 2004. The unamortized balance of origination costs is $0.4 million at December 31, 2005 and is included in other assets. The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on consolidations, mergers, and sales of assets, and bank approval on acquisitions over $15.0 million. At December 31, 2005 the Company is in compliance with all of its financial debt covenants under the Credit Facility.

In the first quarter 2005, Noble Holding de Mexico S. de R.L. de C.V. (“Noble Holding Mexico”) entered into a Revolving Credit Agreement with its operating subsidiary, Noble Summit Metal Processing, S. de. R.L. de C.V. (“NSMP”), extending an $8.0 million line of credit (the “Mexico Credit Facility”) to NSMP. The Mexico Credit Facility carries a 7% annual interest rate and expires on December 31, 2007. In the fourth quarter 2005, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Sumitomo Corporation and certain of its affiliates (collectively, “Sumitomo”) for operation of the Company’s Mexico facility. Pursuant to the JV Agreement, Sumitomo acquired a 49% interest in NSMP as well as a pro rata participation in the loans under the Mexico Credit Facility. At December 31, 2005, the total amount due to Sumitomo under the Mexico Credit Facility was $2.1 million. Amounts due to Noble Holding Mexico are eliminated upon consolidation.

As of December 31, 2005, the Company guaranteed $3.0 million of SET Enterprises, Inc. (“SET”) senior debt in connection with its sale of businesses to SET. During the third quarter of 2005, the Company agreed to extend its guarantee for one year. The Company would be required to perform under the guarantee if SET were unable to repay or renegotiate its credit facility. The maximum amount the Company would be required to pay is $3.0 million. The guarantee is unsecured and the Company would be entitled to the proceeds from any liquidation after the senior debt lender had been paid in full. As of December 31, 2005, the Company had not been notified by SET or SET’s lender of any default that would require performance under the guarantee; as a result, in conjunction with other factors, the Company does not currently carry a liability for this guarantee.

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note G – Line of Credit and Long-Term Debt (Continued)

On July 31, 1998 and concluding August 10, 1998 the Company closed a private offering of 6% Convertible Subordinated Debentures (“1998 Debentures”) for gross proceeds of $20.76 million. The proceeds were used to reduce the amount of outstanding advances under the Credit Facility. The 1998 Debentures were scheduled to mature on July 31, 2005. Commencing November 30, 1998, the Debentures became convertible into common stock at $9.54 per share (adjusted for the Stock Split). Beginning January 31, 2004 and on each July 31 and January 31 thereafter, the Company was required to redeem for cash 25% of the outstanding principal amount of the 1998 Debentures through the maturity date. During 2003, the holders of approximately $3.5 million in 1998 Debentures exercised their option to convert their 1998 Debentures into the Company’s common stock. During 2004, holders of approximately $11.5 million exercised their option to convert their 1998 Debentures into the Company’s common stock. On February 2, 2004 the Company made a mandatory retirement payment pursuant to the terms of the 1998 Debentures of $0.8 million. The Company called and extinguished the remaining $0.2 million balance of the 1998 Debentures in the fourth quarter of 2004.

Long-term debt consisted of the following (in thousands):

	2004	2005
Credit Facility	$—	$—
4% Convertible Subordinated Notes due in 2007, net of discounts of $1,629 and $906 at December 31, 2004 and 2005, respectively	38,371	39,094
Due to Sumitomo under Mexico Credit Facility	—	2,125
Economic Development Revenue Bonds, City of Lawrence, Indiana: floating monthly interest rate (approximately 1.6% in 2004)	250	—
Obligations under Capital Leases	4	61

	38,625	41,280
Less current maturities	254	10

	$38,371	$41,270

The aggregate maturities of long-term debt by year as of December 31, 2005 are as follows (in thousands):

2006	$10
2007	41,270
2008	—

$41,280

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note H – Commitments and Contingencies

The Company leases buildings and equipment under operating leases with unexpired terms ranging from a month-to-month basis to thirteen years. Rent expense for all operating leases related to continuing operations (in thousands) were approximately $3.7 million, $4.8 million and $5.4 million for the years ended December 31, 2003, 2004 and 2005, respectively.

The future minimum lease payments under these operating leases are as follows (in thousands):

2006	5,707
2007	5,283
2008	4,952
2009	4,822
2010	4,494
Thereafter	31,582

$56,840

In 2005, the Company exercised its renewal option to extend the lease of its Canadian facility an additional five years. All other facility leases expire in 2011 or after.

The Company expects to receive minimum rent payments of approximately $0.5 million per year for the period 2006 through 2016 related to the sublease of a portion of one of the Company’s manufacturing facilities to SET. The Company received $0.6 million in 2005 from SET related to the sublease of the facility.

The Company is not a party to any legal proceedings other than routine litigation incidental to its business, none of which would have a material adverse impact on the Company’s financial position, cash flows or results from operations.

As of December 31, 2005, the Company guaranteed $3.0 million of SET’s senior debt in connection with the Company’s sale of businesses to SET. During the third quarter of 2005, the Company agreed to extend its guarantee for one year. The Company would be required to perform under the guarantee if SET were unable to repay or renegotiate its credit facility. The maximum amount the Company would be required to pay is $3.0 million. The guarantee is unsecured and the Company would be entitled to the proceeds from any liquidation after the senior debt lender had been paid in full. As of December 31, 2005, the Company had not been notified by SET or SET’s lender of any default that would require performance under the guarantee; as a result, in conjunction with other factors, the Company does not currently carry a liability for this guarantee.

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note I – Income Taxes

The components of earnings from continuing operations before income taxes for fiscal years 2003, 2004 and 2005 are as follows (in thousands):

	2003	2004	2005
United States	$11,629	$20,736	$2,660
Foreign	2,178	933	7,985

	$13,807	$21,669	$10,645

Income taxes (benefits) have been charged to continuing operations as follows (in thousands):

	2003	2004	2005
Current
Federal, United States	$(4,710)	$4,235	$2,919
Federal, Foreign	969	94	2,798
State and Local	—	—	402

	(3,741)	4,329	6,119
Deferred	8,414	1,979	(533)

	$4,673	$6,308	$5,586

In 2005, the Company recognized $0.3 million in deferred tax assets pursuant to the purchase accounting related to the Mexico facility.

A reconciliation of the expected federal income tax expense to the actual amounts computed by applying the statutory tax rate to earnings from continuing operations before income taxes is as follows (in thousands):

	2003	2004	2005
Expected federal income tax	$4,694	$7,430	$3,726
Non-deductible impairment charges	—	—	2,828
State taxes, net of federal taxes	—	—	267
Amortization of debt discount	—	282	253
Release of contingency on foreign taxes	—	—	(425)
Adjustments from finalizing prior year tax returns	—	—	(710)
General business credit	(238)	(400)	(225)
Difference in foreign & US statutory rates	98	—	(153)
Gain on value of convertible option derivative liability	—	(836)	—
Other, net	119	(168)	25

Actual income tax expense	$4,673	$6,308	$5,586

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note I – Income Taxes (Continued)

In 2005, the Company recognized a $7.9 million impairment charge on its investments in SET (see Note F). At December 31, 2005, the Company had no plans in place to dispose of these investments. Therefore, the Company did not recognize the related tax benefit in 2005. The Company recognized tax expense of $0.2 million in 2005 related to an increase in the tax rate applicable to the taxable income of the Company’s domestic operations. This amount is included in “Other, net” in the reconciliation of the expected federal income tax expense to the actual federal income tax expense.

The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 2004 and 2005 are as follows (in thousands):

	2004		2005
	Deferred Assets	Deferred (Liabilities)	Deferred Assets	Deferred (Liabilities)
Current
Tax credit carryforwards	$—	$—	$36	$—
Accrued and prepaid expenses	288	(74)	349	(20)

	288	(74)	385	(20)
Less: Valuation allowance	(113)	—	(68)	—

Total	$175	$(74)	$317	$(20)

Long-term
Tax credit carryforwards	$166	$—	$90	$—
Depreciation & amortization	1,783	(7,589)	2,050	(7,365)
Investment basis difference	673	—	426	(151)

	2,622	(7,589)	2,566	(7,516)
Less: Valuation allowance	(1,027)	—	(358)	—

Total	$1,595	$(7,589)	$2,208	$(7,516)

Net current deferred tax asset	$101		$297
Net long-term deferred tax liability		$(5,994)		$(5,308)

Of the deferred tax liabilities related to depreciation and amortization, $0.4 million and $0.3 million are related to the Company’s Canadian operations at December 31, 2004 and 2005, respectively. Of the deferred tax assets at December 31, 2005, $0.5 million and $0.2 million are related to depreciation and amortization and investment basis difference, respectively, at the Company’s Mexico operations. The remainder of deferred tax assets and liabilities, including valuation allowances, are attributable to U.S. operations.

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note I – Income Taxes (Continued)

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

At December 31, 2003, the Company recorded a $1.0 million deferred tax asset attributable to foreign tax credit carry forwards. Realization of the foreign tax credit carry forwards is dependent upon generating sufficient foreign income and United States tax liability during a 5-year carry forward period. At December 31, 2003 there was sufficient risk that some of these foreign tax credit carry forwards would expire unused and, accordingly, the Company recognized an offsetting valuation allowance of $0.5 million. During 2004 there was sufficient foreign income generated and a sufficient United States tax liability such that the $1.0 million of foreign tax credit carry forwards was to be used to reduce the United States 2004 tax liability. Accordingly, the tax credit carry forwards were classified as a reduction of tax liability at December 31, 2004, and the $0.5 million valuation allowance recorded at December 31, 2003 was reversed.

During 2003, the Company recorded a $2.0 million goodwill impairment charge related to the Company’s distribution business. The goodwill impairment charge was reflected in discontinued operations. The tax loss attributable to the impairment charge was realized during the first quarter of 2004 when the distribution business was sold. The resulting tax loss attributable to the stock sale results in a capital loss carry forward, which management does not expect to utilize during the statutory 5-year carry forward period. The Company recorded the deferred tax asset of $0.7 million and an offsetting valuation allowance in the same amount at December 31, 2004. During 2005, the Company received additional information regarding the valuation of the distribution business for tax purposes. Accordingly, the Company reduced the deferred tax asset and valuation allowance by $0.5 million.

At December 31, 2004 the Company recorded a $1.1 million deferred tax asset related to fixed assets acquired with LWI. Due to uncertainties related to the future realization of the tax benefits associated with these fixed assets, the Company recognized an offsetting valuation allowance of $0.5 million. Both the deferred tax asset and the valuation allowance were included in the purchase price allocation. In the first quarter of 2005, the Company completed its analysis of the future realization of these income tax benefits and, accordingly, removed the valuation allowance and increased goodwill by $0.5 million.

During 2005, the Company settled an examination of its Canadian operation’s tax filings for the years 1998 and 1999. Management had previously recorded a contingency of $0.5 million related to the examination. In relation to the settlement, management applied $0.1 million to additional charges from the settlement and released the remaining $0.4 million against tax expense.

At December 31, 2005, the Company recorded income taxes payable of $0.7 million. Included in this amount is $0.8 million of tax liabilities related to tax provisions in a variety of taxing jurisdictions. These liabilities may be affected by changing interpretations of laws, ruling by tax authorities, or the expiration of the statute limitations. Income taxes payable at December 31, 2005 have been reduced by $0.4 million due to the income tax benefits related to the employee stock option and stock match programs.

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note J – Related Party Transactions

On April 22, 2002, the Company completed a sale and leaseback transaction of its Shelbyville, KY facility to the Company’s Chairman. In the second quarter of 2004, the Company’s Chairman sold the Shelbyville, KY facility to a third-party and canceled the lease with the Company. The Company subsequently entered into a lease agreement with the third-party for the Shelbyville, KY facility.

On January 28, 2004 the Company completed the sale of its distribution business for $5.5 million in cash to an entity in which the Company’s Chairman and another officer have an interest. Due to the related party nature of the transaction, an independent committee of the board of directors was formed to evaluate, negotiate and complete the sale of this business. In addition, an independent opinion regarding the fairness of the transaction was obtained.

Note K – Significant Customers

Certain customers accounted for significant percentages (greater than 10%) of the Company’s consolidated net sales from continuing operations for the years ended December 31, 2003, 2004, and 2005, as follows:

	2003	2004	2005
DaimlerChrysler	37%	34%	37%
General Motors	26%	24%	21%
Ford Motor Company	18%	29%	28%

Note L – Acquisitions and Dispositions

Completion of the sale of the logistics business

In the fourth quarter of 2002, the Company made the strategic decision to exit the logistics business segment in order to focus on its core automotive operations and has classified the operation as discontinued. This decision required the evaluation of this business under SFAS No. 144. Under the guidelines, this operation was valued at fair market value. To this end, the Company recorded an impairment charge of $15.0 million in the fourth quarter of 2002, primarily related to goodwill (see Note B).

On March 21, 2003, the Company completed the sale of its logistics group for approximately $11.1 million in cash and notes as well as the assumption of substantially all payables and liabilities. The consideration received by the Company in the transaction included cash of $2.0 million at closing and the Logistics Notes. As of December 31, 2005 the Company has received approximately $7.0 million in proceeds from the sale of the logistics business in addition to the $2.0 million in cash received at closing.

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note L – Acquisitions and Dispositions (Continued)

In May 2005, the Company entered into an agreement with the obligors of the Logistics Notes whereby the obligors were granted an option to pay off the outstanding balance at a discounted amount provided the payment was made on or before August 10, 2005. The balance on the Logistics Notes was $2.1 million and the discounted payoff amount was $1.6 million, a discount of $0.5 million. From the date of the agreement through August 10, the obligors made interest-only payments. If the obligors did not opt to payoff the Logistics Notes at the discount, pursuant to the agreement, the obligors were required to make the regularly scheduled principal payments from May through July by August 15, 2005 and all original terms and conditions of the Logistics Notes would remain in effect. Because of the uncertainty as to whether the buyer would make the discounted payoff, no impairment charge was recorded in the second quarter of 2005. The obligors did not exercise the option to payoff the Logistics Notes at a discount and did not make the required principal payments by August 15, 2005. The obligors indicated that they were seeking financing to repay the Logistics Notes and engaged third party advisors to assist in raising the financing necessary. The Company established a credit reserve and recognized an impairment charge of $1.0 million during the third quarter based upon estimated proceeds realizable from the Logistics Notes upon completion by the obligors of its refinancing. The carrying value of the Logistics Notes, net of this $1.0 million reserve, is $1.1 million at December 31, 2005.

In February 2006, the Company reached an agreement in principal with the obligors under the Logistics Notes and recovered $0.05 million in principal payments. Based upon the terms of this Agreement, the obligors are scheduled to remit principal amounts of $0.35 million from March 2006 through August 2006 with a final principal amount of $1.7 million to be paid in September 2006. The obligors will continue to remit interest payments during this time period at 4.5% per annum. The Company received $0.1 million in interest from the obligors in 2005, of which $0.02 million was received after the recognition of the impairment charge at the end of the third quarter. Beginning in the fourth quarter 2005, the Company recognizes interest income from the Logistics Notes on a cash basis.

Acquisition of Prototech Laser Welding, Inc. (“LWI”)

On January 21, 2004, the Company completed the acquisition of LWI for approximately $13.6 million in cash, the assumption of approximately $0.7 million in subordinated debt, and up to an additional $1.0 million payable if certain new business was awarded to Noble within the twenty-four month period following the acquisition. Any payment made pursuant to this contingency will be recorded to Goodwill at the time of recognition. LWI, based in Clinton Township, Michigan, is a supplier of laser-welded blanks to General Motors Corporation and is a leader in curvilinear welding. The Company believes that curvilinear laser welding will become an increasingly important technology, providing substantial growth opportunities.

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note L – Acquisitions and Dispositions (Continued)

Results of operations for LWI are included in Noble financial statements beginning January 2004. The unaudited pro forma combined historical results for the twelve months ended December 31, 2003, as if the Company had acquired LWI at the beginning of 2003, were estimated to be (in thousands, except per share amounts):

2003
Pro Forma Information
Net sales	$208,104
Earnings from continuing operations	$8,548
Basic earnings per share from continuing operations	$0.73
Diluted earnings per share from continuing operations	$0.68

The pro forma information includes an adjustment for the effect of the amortization of the intangible asset recognized in the acquisition and other accounting adjustments recognized in recording the combination. This pro forma information is not necessarily indicative of future operating results.

The Company has completed the allocation of the purchase price for LWI pursuant to purchase accounting requirements except for resolution of a contingent payment up to an additional $1.0 million payable if certain new business is awarded to Noble based upon quotes submitted within the twenty-four month period following the acquisition. As of March 2006, the Company is awaiting response on three such quotes eligible for qualification for the additional payment which is estimated not to exceed $0.3 million. During the first quarter of 2005, the Company, pursuant to the completion of the tax planning related to the acquisition of LWI, reversed a valuation allowance thus recognizing a deferred tax asset and decreasing Goodwill by $0.5 million. The table below summarizes the purchase price allocation of LWI (in thousands):

Current Assets	$7,757
Fixed Assets	3,208
Intangible Asset	2,073
Deferred Tax Assets	208
Goodwill	8,153
Current Liabilities	(7,103)
Long-Term Liabilities	(691)
Purchase Price, net of cash acquired	$13,605

Sale of distribution business

On January 28, 2004 the Company completed the sale of its distribution business to a private equity fund for $5.5 million in cash. The Company’s Chairman and another officer have an interest in the private equity fund. Due to the related party nature of the transaction, an independent committee of the board of directors was formed to evaluate, negotiate and complete the sale of this operation. In addition, an independent opinion regarding the fairness of the transaction was obtained (see Note J).

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note L – Acquisitions and Dispositions (Continued)

Acquisition of Mexico metal processing business and Joint Venture with Sumitomo

In January 2005, the Company completed the acquisition of the assets of Oxford Automotive Inc.’s steel processing facility in Silao, Mexico for $5.7 million in cash and the assumption of $1.1 million in operating liabilities. The facility supplies component blanks on a toll processing basis to the Mexican automotive industry. The Company intends to begin laser welding at the facility in the first quarter of 2006. In the fourth quarter of 2005, the Company entered into the JV Agreement with Sumitomo which created a joint venture with Sumitomo in Noble Summit Metal Processing de Mexico S. de R.L. de C.V. at the Silao, Mexico facility. Pursuant to the JV Agreement, the Company will maintain a 51% majority interest in the joint venture. The Company received consideration in the amount of approximately $5.5 million in cash and assumption of a portion of the Mexico Credit Facility for Sumitomo’s minority interest in the joint venture. The Company continues to consolidate results of operations from the joint venture in its financial statements.

Results of operations for Mexico operations are included in Noble financial statements beginning January 2005. The unaudited pro forma combined historical results for the twelve months ended December 31, 2004, as if the Company had acquired its Mexico operations at the beginning of 2004, are estimated to be (in thousands, except per share amounts):

2004
Pro Forma Information
Net Sales	$339,303
Earnings from continuing operations	17,472
Basic earnings per share of continuing operations	1.20
Diluted earnings per share from continuing operations	1.10

The pro forma information includes an adjustment for the effect of the amortization of the intangible asset recognized in the acquisition and other accounting adjustments recognized in recording the combination. This pro forma information is not necessarily indicative of future operating results.

The Company has completed the allocation of the purchase price for its Mexico facility pursuant to purchase accounting requirements. The table below summarizes the final purchase price allocation of the Mexico facility (in thousands):

Current Assets	$2,313
Fixed Assets	2,931
Intangible Asset	544
Goodwill	1,107
Current Liabilities	(1,217)
Purchase Price, net of cash acquired	$5,678

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note M – Geographic Information

The Company classifies continuing operations into one industry segment. This segment is the automotive industry. The tables below identify the breakdown of the Company’s revenues by country (which are classified based upon country of production) and long-lived assets by country, which consist primarily of fixed assets (in thousands).

	2003	2004	2005
Net Sales
United States	$149,544	$249,214	$248,234
Canada	34,215	82,982	110,507
Mexico	—	—	4,400
Australia	—	415	679

	$183,759	$332,611	$363,820

	2003	2004	2005
Long-Lived Assets
United States	$55,225	$67,036	$63,022
Canada	3,916	4,445	4,982
Mexico	—	—	11,349
Australia	—	483	1,103

	$59,141	$71,964	$80,456

Note N – Employee Benefit Plans

The Company has a 401(k) Plan for substantially all employees of the Company. Company contributions are voluntary and are established as a percentage of each participant’s salary up to a certain amount per employee. Company contributions to the 401(k) Plan were $232, $305, and $479 in 2003, 2004 and 2005, respectively (in thousands).

The Company has a deferred compensation plan for employees who are not eligible to fully participate in the Company’s 401(k) Plan. Under this deferred compensation plan, employees may elect to defer compensation to future years. These deferred amounts are indexed to investment selections chosen by the employee from a group of available investments, mostly mutual funds. At December 31, 2005, the Company has recorded a liability for deferred compensation payable to employees of $0.6 million. The Company invests amounts deferred for employee compensation in life insurance contracts covering certain executives. At December 31, 2005, the Company has recorded an asset of $0.5 million for the cash surrender value of these life insurance contracts.

In 2001, the Board of Directors adopted, and the stockholders approved, the 2001 Stock Incentive Plan (the “Stock Incentive Plan”). The purpose of the Stock Incentive Plan is to advance the interests of the Company and its subsidiaries to attract and retain persons of ability to perform services for the Company and its subsidiaries by providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement by the Company of its economic objectives.

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note N – Employee Benefit Plans (Continued)

The Stock Incentive Plan is administered by the Board of Directors, which has the authority to, subject to certain limitations, make grants and modify the Stock Incentive Plan. Currently, the Stock Incentive Plan allows for the issuance of up to 600,000 shares (adjusted for the Stock Split) of the Company’s Common Stock. In 2003, 26,532 shares (adjusted for the Stock Split) of common stock were issued and the Company recorded $96,000 in compensation expense. In 2004, 3,930 shares (adjusted for the Stock Split) of common stock were issued and the Company recorded $84,000 in compensation expense. In 2005, 2,825 shares (adjusted for the Stock Split) of common stock were issued and the Company recorded $60,000 in compensation expense.

In 1997, the Company adopted a stock option plan which provides for the grant of non-qualified stock options to employees, officers, directors, consultants and independent contractors, as well as for the grant to employees of qualified stock options (the “Stock Option Plan”). The Stock Option Plan has a ten-year term and 1,050,000 shares (adjusted for the Stock Split) of the Company’s common shares have been reserved for issuance. As of December 31, 2005, there were no options eligible for grant under the Stock Option Plan although options may be eligible for grant in the future if outstanding options are forfeited prior to the termination of the Stock Option Plan in 2007.

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

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note N – Employee Benefit Plans (Continued)

A summary of the status of the Stock Option Plan as of December 31, 2005, and the changes during the years ended December 31, 2003, 2004 and 2005 is as follows (adjusted for the Stock Split):

	Shares	Weighted Average Exercise Price
Outstanding 12/31/02 (422,625 exercisable)	652,650	$5.21
Granted	241,248	$5.59
Exercised	(187,500)	$4.33
Forfeited	(21,900)	$4.75

Outstanding 12/31/03 (459,075 exercisable)	684,498	$5.43
Granted	—	—
Exercised	(427,800)	$5.52
Forfeited	(36,675)	$6.78

Outstanding 12/31/04 (163,173 exercisable)	220,023	$5.03
Granted	45,177	$14.73
Exercised	(86,150)	$4.55
Forfeited	—	—

Outstanding 12/31/05 (156,551 exercisable)	179,051	$7.70

Options outstanding at December 31, 2005 have a weighted-average contractual life of 2.7 years. The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2005 (adjusted for the Stock Split):

Range of Exercise Prices	Outstanding Stock Options	Weighted Average Exercise Price	Number of Stock Options Exercisable	Weighted Average Exercise Price
$3.19 - $ 4.08	19,500	$3.91	19,500	$3.91
$4.43 - $ 5.33	96,749	5.30	87,749	5.31
$7.00 - $ 14.73	62,802	12.58	49,302	14.10

Total	179,051	$7.70	156,551	$7.90

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note O – Restructuring Charge

The Company adopted SFAS No. 146 on January 1, 2003. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires a company to record a liability for costs associated with an exit activity, at fair value, only when a liability is incurred. Accordingly, the Company recorded as an expense in selling, general and administrative and in accrued liabilities a pre-tax restructuring charge of $0.65 million in March 2003 related to organizational changes and headcount reductions. As of December 31, 2003 payments related to the reserve totaled $0.43 million; an adjustment to the accrual was made in the amount of $0.09 million; and as of December 31, 2003 the outstanding balance of the restructuring reserve was $0.13 million. There was no outstanding balance in the restructuring reserve as of December 31, 2004 and 2005.

Note P – Subsequent Event

The Company executed a three-for-two split of its common stock effective February 3, 2006 for shareholders of record on January 27, 2006. Pursuant to SFAS No. 128, all applicable share-related disclosures for all periods presented have been adjusted to reflect this stock split.

Noble International, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal Years 2003, 2004 and 2005

Note Q – Unaudited Quarterly Results of Operations

Basic earnings per share in the following table for each quarterly period in 2005 are as reported in the interim quarterly reports on Forms 10-Q and the fourth quarter earnings release. In 2004 the sum of amounts presented for the quarters is $0.07 per share greater than the full year amount of $1.05 per share due to the dividend participation feature in the 4% Convertible Notes (see Note A). The allocation of earnings to these participating securities is applicable for the full year 2004 calculation of basic earnings per share but not the individual quarters. Diluted earnings per share in the following table for each quarterly period in 2005 are as reported in the interim reports on Forms 10-Q and the fourth quarter earnings release (as adjusted for the Stock Split). In 2004 the sum of amounts presented for the quarters is $0.04 per share less than the full year amount of $0.96 per share due to the anti-dilutive impact of the 4% Convertible Notes relating to the change in value of the embedded derivative liability and debt discount amortization in the fourth quarter.

Earnings (loss) per share amounts for 2004 and 2005 have been adjusted to reflect the Stock Split.

	March 31	June 30	September 30	December 31	Total
Fiscal 2005, Quarter Ended
Net Sales	$86,750	$91,596	$89,099	$96,375	$363,820
Cost of sales	77,064	81,612	81,105	86,236	326,017
Gross margin	9,686	9,984	7,994	10,139	37,803

Earnings from continuing operations	$3,792	$3,808	$1,520	$(4,027)	$5,093

Basic earnings (loss) per common share	$0.27	$0.27	$0.11	$(0.29)	$0.37
Diluted earnings (loss) per common share	$0.27	$0.27	$0.11	$(0.29)	$0.36

	March 31	June 30	September 30	December 31	Total
Fiscal 2004, Quarter Ended
Net Sales	$81,604	$87,392	$75,101	$88,514	$332,611
Cost of sales	71,449	77,608	67,323	78,300	294,680
Gross margin	10,155	9,784	7,778	10,214	37,931

Earnings from continuing operations	$3,308	$4,141	$4,860	$3,052	$15,361

Basic earnings per common share	$0.25	$0.30	$0.35	$0.22	$1.05
Diluted earnings per common share	$0.24	$0.26	$0.20	$0.22	$0.96

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

The Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by the report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic filings pursuant to the Securities Exchange Act of 1934.

There have been no significant changes in the Company’s internal control over financial reporting or other factors that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on Management’s assessment, Management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Deloitte & Touche LLP (“Deloitte”), the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Deloitte’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 31 hereof. There have been no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Certain of the information required to be furnished pursuant to this item is incorporated by reference from the information under the caption “Item 1: Election of Directors” in the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A for the Company’s 2006 Annual Meeting of Stockholders.

The Company has adopted a written Code of Ethics which is applicable to its Chief Executive Officer, Chief Financial Officer and Corporate Controller, as well as applicable to all of its directors, officers and employees. A copy of the Noble International, Ltd. Code of Ethics is available free of charge on the Company’s website at www.nobleintl.com.

Item 11.	Executive Compensation

The information required to be furnished pursuant to this item is incorporated by reference from the information under the captions “Executive Compensation and Other Information,” “Report of the Compensation Committee on Executive Compensation” and “Performance Graph” in the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A for the Company’s 2006 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(amounts appearing in the below table are adjusted for the Stock Split)

Equity Compensation Plan

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	179,051	$7.70	—
Equity compensation plans not approved by security holders	—	—	—

Total	179,051	$7.70	—

Certain of the information required to be furnished pursuant to this item is incorporated by reference from the information under the captions “Voting Rights and Requirements” and “Common Stock Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A for the Company’s 2006 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required to be furnished pursuant to this item is incorporated by reference from the information under the caption “Certain Relationships & Related Transactions” in the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A for the Company’s 2006 Annual Meeting of Stockholders.

Item 14.	Principal Accountant’s Fees and Services

The information required to be furnished pursuant to this item in incorporated by reference from the information under the caption “Principal Accounting Firm Fees” in the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A for the Company’s 2006 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

(b) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Additions - Charged to Costs and Expenses		Deductions - (see notes below)		Balance at End of Period
Year ended December 31, 2003
Reserve for Doubtful Accounts	—	94		—		94
Reserve for Doubtful Notes Receivable	462	—		462	(1)	—
Valuation Allowance for Deferred Taxes	500	673		—		1,173
Year ended December 31, 2004
Reserve for Doubtful Accounts	94	376		317	(1)	153
Reserve for Obsolete Inventory	—	117		—		117
Valuation Allowance for Deferred Taxes	1,173	467	(2)	500	(3)	1,140
Year ended December 31, 2005
Reserve for Doubtful Accounts	153	133		92	(1)	194
Reserve for Obsolete Inventory	117	114		—		231
Reserve for Credit Losses on NLS Notes	—	1,000		—		1,000
Valuation Allowance for Deferred Taxes	1,140	235	(4)	949	(5)	426

(1)	Uncollectible accounts charged off

(2)	Addition to valuation allowance related to fixed assets acquired in the LWI acquisition. (3) Deduction from valuation allowance related to utilization of tax credit carryforwards.

(4)	Addition to valuation allowance related to uncertainty of recoverability of deferred tax assets generated from capital losses.

(5)	Deduction from valuation allowance related to finalization of LWI purchase accounting ($468) and an adjustment to capital loss related to the sale of Monroe ($481).

All other Schedules have been omitted because they are not applicable or not required.

Computation of Ratio of Earnings to Fixed Charges attached as Exhibit 12.1.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, No. 333-27149, and incorporated herein by reference).

3.2	By-laws, as amended (filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1, No. 333-27149, an amendment filed as exhibit 99 to the Company’s current Report on Form 8-K filed on June 30, 2005 and incorporated herein by reference).

4.1	Indenture between Noble International, Ltd. and American Stock Transfer & Trust Company dated as of July 23, 1998 (incorporated herein by reference to the Company’s current report on Form 8-K filed August 10, 1998).

10.10	Registration Rights Agreement dated April 7, 1997 among the Company, Utilase, Inc., James Bronce Henderson III and Jeffrey A. Moss (incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-27149).

10.11	Registration Rights Agreement executed and delivered by Noble International, Ltd. in favor of the Holders of Debentures and Registrable Securities dated July 23, 1998 (incorporated herein by reference to the Company’s current Report on Form 8-K filed August 10, 1998).

10.12	Asset Purchase Agreement by and among Noble International, Ltd., Utilase Blank Welding Technologies, Inc., H&H Steel Processing Company, Inc., Terry Hill and Robert G. Kreiling dated September 30, 1998 (incorporated herein by reference to the Company’s current Report on Form 8-K filed October 16, 1998).

10.13(a)	Stock Purchase Agreement among Noble International, Ltd., S.E.T. Steel, Inc., and Sid E. Taylor dated February 16, 2001 (incorporated herein by reference to the Company’s current Report on Form 8-K filed on March 1, 2001).

10.13(b)	Stock Purchase Agreement among Noble International, Ltd. Noble Technologies, Inc., Noble Metal Processing, Inc. and S.E.T. Steel, Inc. dated February 16, 2001 (incorporated herein by reference to the Company’s current Report on Form 8-K filed on March 1, 2001).

10.14(a)	Asset Purchase Agreement among SRS California Operations, LLC and Noble Logistic Services, Inc., a California corporation, Noble Logistic Services, Inc., a Michigan corporation, and Noble International dated March 21, 2003 (incorporated herein by reference to the Company’s current Report on Form 8-K filed April 7, 2003).

10.14(b)	Stock Purchase Agreement among SRS Texas Holdings, LLC and Noble Logistic Services Holdings, Inc., Noble Logistic Services, Inc., and Noble International, Ltd., dated March 21, 2003 (incorporated herein by reference to the Company’s current Report on Form 8-K filed April 7, 2003).

10.15	Stock Purchase Agreement among Noble Metal Processing, Inc. and The Shareholders of Prototech Laser Welding, Inc. (d/b/a Laser Welding International) dated January 12, 2004 (incorporated herein by reference to the Company’s current Report on Form 8-K filed February 3, 2004).

10.16(a)	Form of Convertible Subordinated Note (incorporated by reference to Exhibit 4.1 to the Company’s current Report on Form 8-K filed March 26, 2004).

10.16(b)	Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed March 26, 2004).

10.16(c)	Securities Purchase Agreement (incorporated by reference to Exhibit 4.3 to the Company’s current Report on Form 8-K filed March 26, 2004).

10.16(d)	Amendment to Convertible Subordinated Notes (incorporated by reference to Exhibit 4.1 to the Company’s interim report on Form 10-Q filed on November 12, 2004).

10.16(e)	Amendment to Convertible Subordinated Notes (incorporated by reference to the Company’s current report on Form 8-K filed on December 7, 2004).

10.17	Lease between JC Kentucky Properties, LLC, and Noble Metal Processing-Kentucky LLC dated May 1, 2004 (incorporated by reference to the Company’s current Report on Form 10-K filed on March 15, 2005).

12.1	Computation of Ratio of Earnings to Fixed Charges.

17.1	Letter of Resignation of Christopher L. Morin (together with Severance and Release Agreement incorporated by reference to the Company’s current report on Form 8-K filed on February 23, 2006).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (included after signature page hereto)

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14 (a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14 (a) of the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 USC § 1350, as created by Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2006

NOBLE INTERNATIONAL, LTD.

By:	/S/ THOMAS L. SAELI	By:	/S/ DAVID J. FALLON
	Thomas L. Saeli		David J. Fallon
	Chief Executive Officer		Chief Financial Officer

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

/S/ ROBERT J. SKANDALARIS	March 15, 2006
Robert J. Skandalaris, Chairman of the Board and Director

/S/ MARK T. BEHRMAN	March 15, 2006
Mark T. Behrman, Director

/S/ VAN CONWAY	March 15, 2006
Van Conway, Director

/S/ LARRY WENDLING	March 15, 2006
Larry Wendling, Director

/S/ FRED HUBACKER	March 15, 2006
Fred Hubacker, Director

/S/ THOMAS L. SAELI	March 15, 2006
Thomas L. Saeli, Director