Form 10-Q
period 2006-03-31
NOBLE INTERNATIONAL, LTD.
filed 2006-05-08
CIK 1034258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

Commission File Number: 001-13581

NOBLE INTERNATIONAL, LTD.

(Exact name of registrant as specified in its charter)

Delaware	38-3139487
(State of incorporation)	(I.R.S. Employer Identification No.)

28213 Van Dyke Road, Warren, MI 48093

(Address of principal executive offices)

(586) 751-5600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of May 3, 2006 was 14,064,143.

NOBLE INTERNATIONAL, LTD.

FORM 10-Q INDEX

The matters discussed in this Quarterly Report on Form 10-Q contain certain forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” the negative or other variations thereof, or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including continued market demand for the types of products and services produced and sold by us, change in worldwide economic and political conditions and associated impact on interest and foreign exchange rates, the level of sales by original equipment manufacturers of vehicles for which we supply parts, the successful integration of companies acquired by us, changes in consumer debt levels and other risks detailed in our Annual Report on Form 10-K for the year ended December 31, 2005 and other filings we make with the Securities and Exchange Commission. These forward looking statements are made only as of the date hereof.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Unaudited March 31 2006	December 31 2005
ASSETS
Current Assets:
Cash and cash equivalents	$18,876	$21,978
Accounts receivable, trade, net	71,733	78,659
Inventories, net	25,285	21,952
Prepaid expenses	943	587
Other current assets	1,989	3,077
Note receivable, net	998	1,083
Deferred income taxes	286	297

Total Current Assets	120,110	127,633

Property, plant & equipment	101,144	97,971
Accumulated depreciation	(42,637)	(40,718)

Property, Plant & Equipment, net	58,507	57,253

Other Assets:
Goodwill	21,131	20,972
Other intangible assets, net	2,299	2,303
Other assets, net	989	1,158

Total Other Assets	24,419	24,433

Total Assets	$203,036	$209,319

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$60,180	$69,797
Accrued liabilities	5,795	5,853
Income taxes payable	921	666
Current maturities of long-term debt	39,283	10

Total Current Liabilities	106,179	76,326

Long-Term Liabilities:
Convertible subordinated debentures, net of discount	—	39,094
Long-term debt, excluding current maturities	2,560	2,176
Deferred income taxes	5,242	5,308
Other long-term liabilities	17	—

Total Long-Term Liabilities	7,819	46,578

Minority Interest	3,436	3,551

Stockholders’ Equity
Common stock	9	9
Additional paid-in capital	55,671	54,988
Retained earnings	27,748	25,551
Accumulated other comprehensive income, net	2,174	2,316

Total Stockholders’ Equity	85,602	82,864

Total Liabilities & Stockholders’ Equity	$203,036	$209,319

The accompanying notes are an integral part of these condensed consolidated financial statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31
	2006	2005
Net sales	$100,435	$86,750
Cost of sales	90,488	77,064

Gross margin	9,947	9,686
Selling, general and administrative expenses	4,802	3,177

Operating profit	5,145	6,509
Interest income	285	108
Interest expense	(733)	(678)
Other, net	(175)	294

Earnings before income taxes and minority interest	4,522	6,233
Income tax expense	1,497	2,441

Earnings before minority interest	3,025	3,792
Minority interest	115	—

Net earnings	$3,140	$3,792

Basic earnings per share	$0.22	$0.27

Diluted earnings per share	$0.22	$0.27

Dividends declared and paid per share	$0.07	$0.07

Basic weighted average common shares outstanding	14,031,358	13,894,391
Diluted weighted average common shares outstanding	14,079,629	14,036,774

The accompanying notes are an integral part of these condensed consolidated financial statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended March 31
	2006	2005
Net earnings	$3,140	$3,792

Other comprehensive income (loss), equity adjustment from foreign currency translation, net of tax	(142)	16

Comprehensive income, net of tax	$2,998	$3,808

The accompanying notes are an integral part of these condensed consolidated financial statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31
	2006	2005
Cash flows from operating activities
Net earnings	$3,140	$3,792
Non-controlling interest in net earnings	(115)	—
Adjustments to reconcile net earnings to net cash provided by operations
Interest expense	350	350
Depreciation of property, plant and equipment	2,440	2,488
Amortization of intangible assets	63	52
Deferred income taxes	(60)	297
Loss (gain) on sale of property, plant and equipment	38	(19)
Stock compensation expense	251	25
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	6,872	(3,493)
(Increase) decrease in inventories	(3,348)	813
Increase in prepaid expenses	(352)	(34)
Decrease in other operating assets	1,022	456
Decrease in accounts payable	(9,827)	(5,508)
Increase in income taxes payable	437	605
Excess tax benefit from share-based payment arrangements	(193)	(82)
(Decrease) increase in accrued liabilities	(196)	6

Net cash provided by (used in) operations	522	(252)
Cash flows from investing activities
Purchases of property, plant and equipment	(3,765)	(1,524)
Proceeds from sale of property, plant and equipment	133	1,462
Proceeds from notes receivable	85	335
Acquisition of business, net of cash acquired	—	(5,864)

Net cash (used in) investing activities	(3,547)	(5,591)
Cash flows from financing activities
Proceeds from issuance of common stock	239	90
Dividends paid on common stock	(942)	(930)
Net borrowings (payments) on long-term debt	381	(128)
Excess tax benefit from share-based payment arrangements	193	82

Net cash (used in) financing activities	(129)	(886)
Effect of exchange rate changes on cash and cash equivalents	52	(80)

Net (decrease) in cash and cash equivalents	(3,102)	(6,809)
Cash and cash equivalents at beginning of period	21,978	17,551

Cash and cash equivalents at end of period	$18,876	$10,742

Supplemental Cash Flow Disclosure
Cash paid for:
Interest	$404	$392
Taxes	646	1,503
Cash paid for acquisition:
Fair value of assets acquired, including goodwill	—	6,998
Liabilities assumed	—	(1,134)
Cash paid for acquisition, net of cash acquired	—	5,864

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2006

Note A—Basis of Presentation

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements for interim reporting do not include all of the information and notes or disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The December 31, 2005 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on March 15, 2006.

The accompanying consolidated financial statements as of March 31, 2006 and for the year ended December 31, 2005 include Noble International, Ltd. (the “Company”) and its subsidiaries. The Company’s operating subsidiaries are organized into a single reporting segment operating in the automotive supply business.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”) clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and method of settlement are conditional on a future event that may or may not be within the control of the entity. The Company has considered the provisions of both FIN 47 and SFAS 143 and has determined that there are no material conditional asset retirement obligations. Accordingly, at March 31, 2006 no liabilities for such items have been recorded in the Company’s financial statements.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2006

Note A—Basis of Presentation (Continued)

Basic earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the net earnings of the entity. For the three month period ending March 31, 2006, the earnings per share impact of considering the dilution resulting from the Company’s convertible subordinated notes as if they were converted is anti-dilutive. As a result, only the dilutive impact of the Company’s outstanding stock options are included in the diluted earnings per share calculation. The following table reconciles the numerator and denominator to calculate basic and diluted earnings per share for the three month periods ended March 31, 2005 and 2006 (in thousands, except share and per share amounts).

	Three Months Ended March 31
	2006			2005
	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amounts	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amounts
Basic earnings per share	$3,140	14,031,358	$0.22	$3,792	13,894,391	$0.27
Effect of dilutive securities:
Contingently issuable shares	—	—	—	—	53,274	—
Stock options	—	48,271	—	—	89,109	—

Diluted earnings per share	$3,140	14,079,629	$0.22	$3,792	14,036,774	$0.27

Note B—Goodwill and Other Intangible Assets

Components of goodwill at December 31, 2005 and March 31, 2006 are as follows (in thousands):

	NMP Purchase (1)	Prototube Purchase (1)	LWI Purchase (1)	Mexico Facility (1)	Total Goodwill
Goodwill, December 31, 2005	$11,463	$376	$7,980	$1,153	$20,972
LWI contingent payment	—	—	172	—	172
Foreign currency impact	—	—	—	(13)	(13)

Goodwill, March 31, 2006	$11,463	$376	$8,152	$1,140	$21,131

(1)	In the table above, “NMP Purchase” refers to the purchase of Utilase Production Processing, Inc., “Prototube Purchase” refers to the purchase of Prototube, LLC, “LWI Purchase” refers to the purchase of Prototech Laser Welding, Inc., “Mexico Facility” refers to the purchase of Oxford Automotive Inc.’s steel processing facility in Silao, Mexcio.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2006

Note B—Goodwill and Other Intangible Assets (Continued)

In the first quarter of 2006, the Company recorded additional goodwill of $0.2 million for contingent consideration payable to the previous owners for new business awarded to the Company. There is one additional program quote eligible for contingent consideration. The potential payment for the additional program quote, if awarded, is not expected to exceed $0.1 million.

Goodwill related to the purchase of the Mexico facility is recorded in Mexican Pesos and is subject to foreign currency translation adjustments.

Total amortization expense for all intangible assets for the three month periods ended March 31, 2005 and 2006 were $0.05 million and $0.06 million, respectively. Components of other intangible assets, net (in thousands) are as follows:

	March 31, 2006			December 31, 2005
	Gross Value	Accum Amort	Net Value	Gross Value	Accum Amort	Net Value
Value of customer contracts - LWI	$2,073	$(414)	$1,659	$2,073	$(362)	$1,711
Value of customer contracts - Mexico	568	(58)	510	568	(48)	520
Foreign currency impact	(8)	—	(8)	—	—	—
Legal costs related to patent filing	138	—	138	72	—	72

Other intangible assets, net	$2,771	$(472)	$2,299	$2,713	$(410)	$2,303

Note C—Inventories, net

The major components of inventories, net are as follows (in thousands):

	March 31	December 31
	2006	2005
Raw materials	$9,505	$7,048
Work in process	10,479	9,292
Finished goods	5,521	5,843
Reserve for obsolete inventory	(220)	(231)

Total inventories, net	$25,285	$21,952

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2006

Note D—Geographic Information

The Company classifies operations into one industry segment. The following tables identify the breakdown of the Company’s net sales by country (which are classified based upon country of production) and long-lived assets by country, which consist primarily of fixed assets and intangible assets including goodwill (in thousands):

	Three Months Ended March 31
	2006	2005
Net Sales
United States	$67,154	$60,648
Canada	31,734	24,845
Mexico	1,178	1,145
Australia	369	112

	$100,435	$86,750

	March 31, 2006	December 31, 2005
Long-Lived Assets
United States	$64,031	$63,022
Canada	5,116	4,982
Mexico	11,577	11,349
Australia	1,075	1,103

	$81,799	$80,456

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2006

Note E—Share-Based Payments

Effective January 1, 2006, the Company commenced accounting for share-based payment arrangements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payments,” using the modified prospective application transition method. Accordingly, the financial statements of prior interim periods do no reflect any restated amounts. Under SFAS No. 123(R), the fair value of share-based payment arrangements are recognized in the financial statements as period expenses, generally over the vesting period.

The Company recognized compensation expense, net of tax, of $0.2 million in the first quarter of 2006. An income tax benefit of $0.2 million was recognized from share-based compensation arrangements in the first quarter of 2006.

For periods prior to January 1, 2006, as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounted for its share-based payment arrangements under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under SFAS No. 123, companies could either recognize the fair value of share-based payment arrangements as period expenses or disclose the pro forma impact in the notes to the financial statements. The Company elected to disclose the pro forma impact in the notes to the financial statements. Accordingly, no compensation cost has been recognized under SFAS No. 123 for the periods prior to January 1, 2006 for awards under the Stock Option Plan, although the Company has recognized compensation expense for awards under the Stock Incentive Plan since these awards were considered compensatory. Had compensation cost been recognized for awards under the Stock Option Plan based upon fair value, the Company’s net earnings and earnings per share for the first quarter of 2005 would have been as follows (in thousands, except per share data):

Three Months Ended March 31, 2005
Net earnings as reported	$3,792
Less: Total employee stock option expense under the fair value method, net of related tax effects	29

Pro forma	3,763

Basic earnings per share
As reported	$0.27
Pro forma	0.27

Diluted earnings per share
As reported	$0.27
Pro forma	0.27

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2006

Note E—Share-Based Payments (Continued)

Stock Appreciation Rights Plan (“SAR Plan”)

The Board of Directors approved and adopted the SAR Plan effective as of March 1, 2006. The purpose of the SAR Plan is to provide incentive for business performance, to reward contributions towards goals consistent with the Company’s business strategy and to enable the Company to attract and retain highly qualified, motivated and experienced employees. The SAR Plan provides for the grant of cash awards based upon the increase in the value of the Company’s common stock from the date of grant through the date of exercise. 750,000 Stock Appreciation Rights (“SARs”) are authorized under the SAR Plan.

In the first quarter of 2006, the Company agreed to grant 250,000 SARs under the SAR Plan. The weighted-average fair value of these SARs is estimated to be $5.17 per SAR at March 31, 2006, using the Hull-White Enhanced SFAS No. 123(R) Model using weighted-average assumptions as follows:

Risk-free rate	4.8%
Dividend yield	1.6%
Estimated volatility	36.0%
Expected term (years)	5.1
Exercise price	$16.06

The estimated volatility is based upon historical volatility. The expected term is based upon a four-year graded vesting period and the assumption that SARs will be exercised when the Company’s stock price is at a 20% premium to the exercise price. The fair value of the SARs granted in the first quarter of 2006 will be amortized to compensation expense on a straight-line basis over the four year vesting period. The SARs expire ten years after the expiration of each graded vesting period. Compensation expense of $0.02 million and a related liability was recognized in the balance sheet in the first quarter of 2006 for the fair value of SARs outstanding. Additional compensation expense of $1.28 million will be recognized over the remaining vesting period of approximately four years.

Stock Incentive Plan

In 2001, the Board of Directors adopted, and stockholders approved, the Stock Incentive Plan. The purpose of the Stock Incentive Plan is to advance the interests of the Company and its subsidiaries, to attract and retain persons of ability to perform services for the Company and its subsidiaries by providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement by the Company of its economic objectives. The Stock Incentive Plan is administered by the Compensation Committee of the Board of Directors, which has the authority, subject to certain limitations, to make grants and modify the Stock Incentive Plan. The Stock Incentive Plan allows for the issuance of up to 600,000 shares of the Company’s common stock. As of March 31, 2006, 503,449 shares are eligible to be granted under the Stock Incentive Plan.

In 2005, 2,825 shares of common stock were issued and the Company recorded $0.06 million in compensation expense under the Stock Incentive Plan. In the first quarter of 2006, 16,620 shares were issued and the Company recorded $0.2 million in compensation expense. The shares issued in the first quarter of 2006 were granted fully vested but hold a two-year trading restriction. At the date of grant, the per share fair-value of shares issued in the first quarter of 2006 was estimated to be $11.28, incorporating this two-year trading restriction.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2006

Note E—Share-based Payments (Continued)

Stock Option Plan

In 1997, the Company adopted the Stock Option Plan, which provides for the grant of non-qualified stock options to employees, officers, directors, consultants and independent contractors, as well as for the grant to employees of qualified stock options. The Stock Option Plan has a ten-year term and 1,050,000 shares of the Company’s common stock have been reserved for issuance. As of December 31, 2005, there were no options eligible for grant under the Stock Option Plan although options may be eligible for grant in the future if outstanding options are forfeited prior to the termination of the Stock Option Plan in 2007. The Stock Option Plan is administered by the Compensation Committee of the Board of Directors, which has the authority, subject to certain limitations, to grant options and to establish the terms and conditions for vesting and exercise thereof. The terms of the stock options may not exceed ten years from the date of grant.

A summary of the status of the Stock Option Plan as of March 31, 2006, and the changes during the first quarter of 2006, is as follows:

	Shares	Weighted Average Exercise Price
Outstanding 12/31/05 (156,551 exercisable)	179,051	$7.70
Granted	—	—
Exercised	(53,775)	$5.14
Forfeited	—	—

Outstanding 3/31/06 (116,276 exercisable)	125,276	$8.80

The Company received $0.2 million from issuance of new shares for stock options exercised in the first quarter of 2006. Stock options outstanding and exercisable at March 31, 2006 have a weighted-average contractual life of 2.9 years. The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at March 31, 2006:

Range of Exercise Prices	Outstanding Stock Options	Weighted Average Exercise Price	Number of Stock Options Exercisable	Weighted Average Exercise Price
$4.07 - $5.33	68,849	$5.21	59,849	$5.21
$7.00	11,250	7.00	11,250	7.00
$14.73	45,177	14.73	45,177	14.73

Total	125,276	$8.80	116,276	$9.08

In the first quarter of 2006, 15,000 stock options vested under the Stock Option Plan and the Company recorded $0.01 million in compensation expense. Additional compensation expense to be recognized in future periods under the Stock Option Plan is expected to be less than $0.01 million.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2006

Note F – Commitments and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company maintains insurance coverage against certain types of potential claims in amounts which it believes to be adequate. Management is not aware of any legal proceedings or claims pending against the Company that it believes will have a material adverse effect on the Company’s financial condition or results of operations.

Note G – Stock Split

The Company executed a three-for-two split of its common stock effective February 3, 2006 for shareholders of record on January 27, 2006. Pursuant to SFAS No. 128, “Earnings Per Share,” all applicable share-related disclosures for all periods presented have been adjusted to reflect this stock split.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Noble International, Ltd. (referred to herein as “Noble”, “we”, “our” or “us”), is a full-service provider of 21st Century Auto Body SolutionsSM, including tailored laser-welded blanks and tubes for the automotive industry. Our laser-welded blanks are manufactured from two or more blanks of varying thickness and sizes welded together utilizing automated laser assemblies, and are used by original equipment manufacturers or their suppliers in automobile body components such as doors, fenders, body side panels, and pillars.

Results of Continuing Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A section included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2006. In addition, we executed a three-for-two split of our common stock effective February 3, 2006 for shareholders of record on January 27, 2006. All applicable share-related disclosures for all periods presented in this report have been adjusted to reflect this stock split.

Net Sales. Net sales for the three months ended March 31, 2006 were $100.4 million, an increase of $13.7 million or 15.8% compared to the same period in 2005. This increase is attributable primarily to increased sales on existing programs and new programs launched in the first quarter of 2006, as well as increased steel content as a percentage of total net sales.

Cost of Sales. Cost of sales for the three month period ended March 31, 2006 was $90.5 million, an increase of $13.4 million or 17.4% compared to the same period in 2005. Cost of sales as a percentage of net sales increased to 90.1% for the three month period ended March 31, 2006 from 88.8% in the same period in 2005. This increase is consistent with our increased sales, as well as the additional costs related to the addition and expansion of three of our production facilities, higher freight costs, customer delays in launching some new vehicles, and increased steel content as a percentage of total net sales.

Gross Margin. Gross margin for the three month period ended March 31, 2006 was $9.9 million, an increase of $0.3 million or 2.7% compared to the same period in 2005. Gross margin as a percentage of net sales decreased to 9.9% for the three month period ended March 31, 2006 from 11.2% in the same period in 2005. This decrease in our gross margin as a percentage of net sales was primarily the result of the additional costs related to the addition and expansion of three of our production facilities, higher freight costs, customer delays in launching some new vehicles, and increased steel content as a percentage of total net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expense (“SG&A”) for the three month period ended March 31, 2006 was $4.8 million, an increase of $1.6 million or 51.1% compared to the same period in 2005. SG&A as a percentage of net sales for the three months ended March 31, 2006 was 4.8% compared to 3.7% in the same period of 2005. The increase in SG&A as a percentage of net sales was driven primarily by increased spending to support our growth, including costs to add, expand and staff production facilities. Our SG&A expense was also impacted by compensation costs related to management changes in the first quarter of 2006.

Operating Profit. As a result of the foregoing factors, our operating profit for the three month period ended March 31, 2006 was $5.1 million, a decrease of $1.4 million or 21% compared to the same period in 2005. Operating profit as a percentage of net sales for the three months ended March 31, 2006 was 5.1% compared to 7.5% in the same period in 2005.

Interest Income. Interest income for the three month period ended March 31, 2006 was $0.3 million, an increase of $0.2 million compared to the same period in 2005. Interest income increased compared to 2005 due to an increase in our cash balances as well as an increase in the rate of return earned on invested cash.

Interest Expense. Interest expense for the three month period ended March 31, 2006 was $0.7 million, which is comparable to the same period in 2005.

Other, net. Other, net for the three month period ended March 31, 2006 was a loss of $0.2 million compared to a gain of $0.3 million for the same quarter in 2005. Other, net expense for the first quarter of 2006 included foreign currency losses of ($0.1 million) and other expense of ($0.1 million). Other, net gain for the first quarter of 2005 included $0.2 million of dividend income and $0.1 million for the recovery of assets previously written off.

Income Tax Expense. Income tax expense for the three month periods ended March 31, 2006 and 2005 were $1.5 million and $2.4 million, respectively. The effective tax rate for the three month period ended March 31, 2006 was 33% compared to 39% for the three month period ended March 31, 2005. The decrease in the effective tax rate is due to tax planning put in place in the fourth quarter of 2005, which effectively reduced the state tax liability at one of our facilities.

Minority Interest. Minority Interest for the three month period ended March 31, 2006 was $0.1 million. The minority interest represents a 49% share in the Mexico operating loss for the first quarter of 2006. We entered into a joint venture with Sumitomo Corporation and its affiliates (“Sumitomo”) during the fourth quarter of 2005 at our Silao, Mexico facility. Pursuant to the joint venture agreement, we maintain a 51% interest in the Mexico Joint Venture.

Net Earnings. As a result of the foregoing factors our net earnings for the three month period ended March 31, 2006 was $3.1 million, a decrease of $0.7 million or 17.2% compared to the same period in 2005.

Liquidity and Capital Resources

Our cash requirements have historically been satisfied through a combination of cash flow from operations, equity and debt financings. Working capital needs and capital equipment requirements in our continuing operations have increased as a result of our growth and are expected to continue to increase. Anticipated increases in required working capital and capital equipment expenditures are expected to be met from our cash flow from operations and borrowings under our credit facility. As of March 31, 2006, we had net working capital of $53.2 million. Availability under our revolving credit facility was $35.0 million as of March 31, 2006.

We generated cash from operations of $0.5 million in the three month period ended March 31, 2006. Cash generated from operations was driven by net income ($3.1 million) plus depreciation ($2.4 million) and other non-cash expenses ($0.6 million). This cash generated was offset by increased working capital requirements of $5.6 million driven by cash provided by changes in accounts receivable ($6.9 million), income taxes payable ($0.2 million) and other assets ($1.0 million) offset by cash used from changes in accounts payable ($9.8 million), inventories ($3.3 million), accrued liabilities ($0.2 million) and prepaid expenses ($0.4 million).

We used cash in investing activities of $3.6 million for the three month period ended March 31, 2006. This use of cash was primarily the result of the purchase of fixed assets of $3.8 million offset by the sale of fixed assets of $0.1 million and cash received from notes receivable of $0.1 million.

We used cash for financing activities of $0.1 million for the three month period ended March 31, 2006. This use of cash was primarily for the payment of dividends of $0.9 million offset by the receipt of cash related to the issuance of common stock ($0.2 million), net borrowings on long-term debt at our Mexico facility ($0.4 million) and a tax benefit from share based-payments ($0.2 million).

In March 2004, we issued $40 million in convertible subordinated notes (“the Notes”) in a private placement. The Notes have a three year term, maturing on March 31, 2007, and may be extended another three years at the holders’ option. The Notes are convertible at the holders’ option anytime prior to maturity into shares of common stock at $21.33 per share (subject to adjustment pursuant to the terms of the Notes). The interest rate on the Notes is 4% and is fixed for the entire term. There is a covenant within the terms of the Notes restricting us from paying dividends or distributions on our common stock in excess of $0.32 per share in any twelve month period until March 2007.

As of March 31, 2006, we maintained a $35.0 million secured credit facility with Comerica Bank with a maturity date of April 2009 (“Credit Facility”). The Credit Facility consists of a $35.0 million revolving loan with no borrowing base formula. There were no outstanding borrowings on the revolving loan at March 31, 2006 and therefore our availability under the Credit Facility was $35.0 million. The Credit Facility is secured by the assets of Noble and its subsidiaries and provides for the issuance of up to $5.0 million in standby or documentary letters of credit.

At March 31, 2006, we were in compliance with all of our financial debt covenants under the Credit Facility.

The liquidity provided by our existing and anticipated credit facilities, combined with cash flow from continuing operations is expected to be sufficient to meet anticipated working capital and capital expenditure needs and for existing debt service for at least 12 months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring us to obtain additional financing prior to the end of such twelve-month period. In addition, we continue to evaluate our business strategy and may pursue future growth through opportunistic acquisitions of assets or companies which may involve the expenditure of significant funds. Depending upon the nature, size, and timing of future acquisitions, we may be required to obtain additional debt or equity financing. There can be no assurance, however, that additional financing will be available when and if needed, on acceptable terms or at all.

As of March 31, 2006, we guaranteed $3.0 million of SET Enterprises, Inc. (“SET”) senior debt in connection with our sale of businesses to SET. During the third quarter of 2005, we agreed to extend our guarantee for one year. We would be required to perform under the guarantee if SET was unable to repay or renegotiate its credit facility. The maximum amount we would be required to pay is $3.0 million. As of March 31, 2006, we have not been notified by SET or SET’s lender of any default that would require performance under the guarantee; as a result, in conjunction with other factors, we do not currently carry a liability for this guarantee.

Inflation

Inflation generally affects a company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, fuel, equipment and raw materials. We do not believe that inflation has had a material effect on our business over the reporting period included in this report.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of foreign currency fluctuations. International revenues from our foreign subsidiaries were approximately 33% of net sales for the three month period ended March 31, 2006. Our primary foreign currency exposures are the Canadian Dollar, Mexican Peso, and Australian Dollar. In general, where possible, we manage our exposures to foreign currency assets, liabilities and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and matching revenues with expenses in the same currency, as such, certain exposures are naturally offset. However, at March 31, 2006, our Mexico operations, whose functional currency is the Mexican Peso, had net U.S. Dollar liability exposure of approximately $5.0 million. Based upon this exposure, for every one percent increase (decrease) in the value of the Mexican Peso versus the U.S. Dollar, the Company would recognize a foreign currency transaction gain (loss) of approximately $0.05 million. The Company is currently exploring strategies to mitigate this foreign currency risk in its Mexico operations. For the three month period ended March 31, 2006, we recognized a foreign exchange transaction loss of $0.1 million.

Our financial results are affected by changes in U.S. and foreign interest rates due primarily to our Credit Facility containing a variable interest rate when we borrow under the Credit Facility. We invest our excess cash balances in overnight and other short term investments which may be impacted by changes in interest rates. We do not hold any other financial instruments that are subject to market risk (interest rate risk and foreign exchange rate risk).

Item 4: Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information that is required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. With participation from our Chief Executive Officer and our Chief Financial Officer, we have reviewed and evaluated the effectiveness of our disclosure controls and procedures as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2006. We have concluded that as of March 31, 2006, our disclosure controls and procedures were adequate and effective and would ensure that material information relating to the company and our subsidiaries required to be disclosed in the reports we file with the SEC under the Securities Exchange Act of 1934, as amended, would be made known to them by others within the Company, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

There have been no changes in the internal control over our financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the internal controls over our financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. We maintain insurance coverage against certain types of potential claims in an amount which we believe to be adequate. Management is not aware of any legal proceedings or claims pending against the Company that it believes will have a material adverse effect on our financial condition or results of operations.

Item 1A: Risk Factors

There were no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the terms of our $40.0 million 4% Convertible Subordinated Notes entered into in November 2004, we are restricted from paying dividends in excess of $0.32 per share in any twelve month period until March 2007.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5: Other Information

Not applicable.

Item 6: Exhibits

(a) Exhibits

Exhibit No.	Description
10.1	Agreement between Noble International, Ltd. and Jay J. Hansen made effective as of January 1, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 7, 2006).

10.2	Agreement between Noble International, Ltd. and David Fallon made effective as of January 1, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 7, 2006).

10.3	Agreement between Noble International, Ltd. and Steven A. Prue made effective as of January 1, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 7, 2006).

10.4	Severance and Release Agreement between Noble International, Ltd. and Christopher L. Morin, dated February 22, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 23, 2006).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer pursuant to 18 USC § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE INTERNATIONAL, LTD.

Dated: May 8, 2006	By:	/s/ David J. Fallon
David J. Fallon
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Agreement between Noble International, Ltd. and Jay J. Hansen made effective as of January 1, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 7, 2006).

10.2	Agreement between Noble International, Ltd. and David Fallon made effective as of January 1, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 7, 2006).

10.3	Agreement between Noble International, Ltd. and Steven A. Prue made effective as of January 1, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated March 7, 2006).

10.4	Severance and Release Agreement between Noble International, Ltd. and Christopher L. Morin, dated February 22, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 23, 2006).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer pursuant to 18 USC § 1350.