Form 10-Q
period 2006-06-30
NOBLE INTERNATIONAL, LTD.
filed 2006-07-21
CIK 1034258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

The number of shares of the registrant’s Common Stock outstanding as of July 21, 2006 was 14,088,868.

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

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Unaudited
	June 30	December 31
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$26,919	$21,978
Accounts receivable, trade, net	73,906	78,659
Inventories, net	29,136	21,952
Prepaid expenses	1,169	587
Other current assets	2,451	3,077
Note receivable, net	815	1,083
Deferred income taxes	307	297

Total Current Assets	134,703	127,633

Property, plant & equipment	104,658	97,971
Accumulated depreciation	(45,187)	(40,718)

Property, Plant & Equipment, net	59,471	57,253

Other Assets:
Goodwill	21,085	20,972
Other intangible assets, net	2,219	2,303
Other assets, net	830	1,158

Total Other Assets	24,134	24,433

Total Assets	$218,308	$209,319

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$69,208	$69,797
Accrued liabilities	5,752	5,853
Income taxes payable	2,769	666
Current maturities of long-term debt	39,461	10

Total Current Liabilities	117,190	76,326

Long-Term Liabilities:
Convertible subordinated notes, net of discount	—	39,094
Long-term debt, excluding current maturities	2,605	2,176
Deferred income taxes	5,235	5,308
Other long-term liabilities	64	—

Total Long-Term Liabilities	7,904	46,578

Minority Interest	3,730	3,551

Stockholders’ Equity
Common stock	9	9
Additional paid-in capital	55,694	54,988
Retained earnings	31,030	25,551
Accumulated other comprehensive income, net	2,751	2,316

Total Stockholders’ Equity	89,484	82,864

Total Liabilities & Stockholders’ Equity	$218,308	$209,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Net sales	$109,556	$91,596	$209,991	$178,346
Cost of sales	97,593	81,612	188,081	158,676

Gross margin	11,963	9,984	21,910	19,670
Selling, general and administrative expenses	4,452	3,600	9,254	6,777

Operating profit	7,511	6,384	12,656	12,893
Interest income	364	134	649	242
Interest expense	(725)	(709)	(1,457)	(1,387)
Impairment charges	—	(180)	—	(180)
Other, net	(133)	159	(309)	453

Earnings before income taxes and minority interest	7,017	5,788	11,539	12,021
Income tax expense	2,315	1,980	3,812	4,421

Earnings before minority interest	4,702	3,808	7,727	7,600
Minority interest	(294)	—	(179)	—

Net earnings	$4,408	$3,808	$7,548	$7,600

Basic earnings per share	$0.31	$0.27	$0.54	$0.55

Diluted earnings per share	$0.31	$0.27	$0.54	$0.54

Dividends declared and paid per share	$0.08	$0.07	$0.15	$0.13

Basic weighted average shares outstanding	14,075,270	13,922,757	14,053,314	13,908,653
Diluted weighted average shares outstanding	15,984,529	14,035,805	14,094,579	14,025,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net earnings	$4,408	$3,808	$7,548	$7,600

Other comprehensive income, equity adjustment from foreign currency translation, net of tax	577	20	435	36

Comprehensive income, net of tax	$4,985	$3,828	$7,983	$7,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30
	2006	2005
Cash flows from operating activities
Net earnings	$7,548	$7,600
Non-controlling interest in net earnings	179	—
Adjustments to reconcile net earnings to net cash provided by operations
Amortization of capitalized fees	700	698
Depreciation of property, plant and equipment	4,878	5,080
Amortization of intangible assets	124	104
Deferred income taxes	(122)	409
Loss (gain) on sale of property, plant and equipment	50	(2)
Impairment charges	—	180
Stock compensation expense	274	136
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	5,680	(9,059)
(Increase) decrease in inventories	(6,856)	2,026
(Increase) decrease in prepaid expenses	(607)	1,229
Decrease in other operating assets	552	8
Decrease in accounts payable	(1,491)	(5,001)
Increase (decrease) in income taxes payable	2,294	(478)
Excess tax benefit from share-based payment arrangements	(193)	(105)
Decrease in accrued liabilities	(159)	(44)

Net cash provided by operations	12,851	2,781

Cash flows from investing activities
Purchases of property, plant and equipment	(7,522)	(3,915)
Proceeds from sale of property, plant and equipment	133	1,441
Proceeds from notes receivable	268	343
Acquisition of business, net of cash acquired	—	(5,677)

Net cash (used in) investing activities	(7,121)	(7,808)

Cash flows from financing activities
Proceeds from issuance of common stock	239	132
Dividends paid on common stock	(2,069)	(1,861)
Net borrowings (payments) on long-term debt	422	(254)
Excess tax benefit from share-based payment arrangements	193	105

Net cash (used in) financing activities	(1,215)	(1,878)

Effect of exchange rate changes on cash and cash equivalents	426	52

Net increase (decrease) in cash and cash equivalents	4,941	(6,853)

Cash and cash equivalents at beginning of period	21,978	17,551

Cash and cash equivalents at end of period	$26,919	$10,698

Supplemental Cash Flow Disclosure
Cash paid for:
Interest	$800	$796
Taxes	1,177	4,405
Cash paid for acquisition:
Fair value of assets acquired, including goodwill	—	6,958
Liabilities assumed	—	(1,281)
Cash paid for acquisition, net of cash acquired	—	5,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2006

Note A—Basis of Presentation

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements for interim reporting do not include all of the information and notes or disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The December 31, 2005 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on March 15, 2006.

The accompanying consolidated financial statements as of June 30, 2006 and for the year ended December 31, 2005 include Noble International, Ltd. (the “Company”) and its subsidiaries. The Company’s operating subsidiaries are organized into a single reporting segment operating in the automotive supply business.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”) clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and method of settlement are conditional on a future event that may or may not be within the control of the entity. The Company has considered the provisions of both FIN 47 and SFAS 143 and has determined that there are no material conditional asset retirement obligations. Accordingly, at June 30, 2006 no liabilities for such items have been recorded in the Company’s financial statements.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2006

Note A—Basis of Presentation (Continued)

Basic earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the net earnings of the entity. For the three months ending June 30, 2006, the earnings per share impact of considering the dilution resulting from the Company’s convertible subordinated notes as if they were converted is dilutive. For the six month period ending June 30, 2006, the earnings per share impact of the convertible subordinated notes is anti-dilutive. For the three and six month periods ending June 30, 2005, the earnings per share impact of considering the dilution resulting from the Company’s convertible subordinated notes as if they were converted is anti-dilutive. The Company’s outstanding stock options are dilutive for all periods presented. The following table reconciles the numerator and denominator to calculate basic and diluted earnings per share for the three and six month periods ended June 30, 2006 and 2005 (in thousands, except share and per share amounts).

	Three Months Ended June 30
	2006			2005
	Net Earnings	Shares	Per Share	Net Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amounts	(Numerator)	(Denominator)	Amounts
Basic earnings per share	$4,408	14,075,270	$0.31	$3,808	13,922,757	$0.27
Effect of dilutive securities:
Contingently issuable shares	—	—	—	—	32,309	—
Convertible notes	531	1,875,000	—	—	—	—
Stock options	—	34,259	—	—	80,739	—

Diluted earnings per share	$4,939	15,984,529	$0.31	$3,808	14,035,805	$0.27

	Six Months Ended June 30
	2006			2005
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share
	(Numerator)	(Denominator)	Amounts	(Numerator)	(Denominator)	Amounts
Basic earnings per share	$7,548	14,053,314	$0.54	$7,600	13,908,653	$0.55
Effect of dilutive securities:
Contingently issuable shares	—	—	—	—	32,069	—
Convertible notes	—	—	—	—	—	—
Stock options	—	41,265	—	—	84,995	(0.01)

Diluted earnings per share	$7,548	14,094,579	$0.54	$7,600	14,025,716	$0.54

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2006

Note B—Goodwill and Other Intangible Assets, Net

Goodwill at December 31, 2005 and June 30, 2006 is as follows (in thousands):

Goodwill
Goodwill, December 31, 2005	$20,972
LWI contingent payment	172
Foreign currency impact	(59)

Goodwill, June 30, 2006	$21,085

In the first quarter of 2006, the Company recorded additional goodwill of $0.2 million for contingent consideration related to the acquisition of Prototech Laser Welding, Inc. (“LWI”) payable to the previous owners for new business awarded to the Company. There is one additional program quote eligible for contingent consideration for which goodwill has not been recorded. The potential payment for the additional program quote, if awarded, is not expected to exceed $0.1 million.

Goodwill related to the purchase of Oxford Automotive Inc.’s steel processing facility in Silao, Mexico is recorded in Mexican Pesos and is subject to foreign currency translation adjustments.

Total amortization expense for all intangible assets for the three and six month periods ended June 30, 2006 was $0.06 million and $0.1 million, respectively. Total amortization expense for all intangible assets for the three and six month periods ended June 30, 2005 was $0.05 million and $0.1 million, respectively. Components of other intangible assets, net (in thousands) are as follows:

	June 30, 2006			December 31, 2005
	Gross Value	Accum Amort	Net Value	Gross Value	Accum Amort	Net Value
Value of customer contracts – LWI	$2,073	$(466)	$1,607	$2,073	$(362)	$1,711
Value of customer contracts - Mexico	568	(67)	501	568	(48)	520
Foreign currency impact	(30)	—	(30)	—	—	—
Legal costs related to patent filings	141	—	141	72	—	72

Other intangible assets, net	$2,752	$(533)	$2,219	$2,713	$(410)	$2,303

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2006

Note C—Inventories, net

The major components of inventories, net are as follows (in thousands):

	June 30 2006	December 31 2005

Raw materials	$11,204	$7,048
Work in process	12,173	9,292
Finished goods	5,969	5,843
Reserve for obsolete inventory	(210)	(231)

Total inventories, net	$29,136	$21,952

Note D—Geographic Information

The Company classifies operations into one industry segment. The following tables identify the breakdown of the Company’s net sales by country (which are classified based upon country of production) and long-lived assets by country, which consist primarily of fixed assets and intangible assets including goodwill (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net Sales
United States	$70,213	$64,037	$137,367	$124,685
Canada	35,022	26,044	66,756	50,889
Mexico	3,720	1,388	4,898	2,533
Australia	601	127	970	239

	$109,556	$91,596	$209,991	$178,346

	June 30 2006	December 31 2005

Long-Lived Assets
United States	$63,536	$63,022
Canada	7,009	4,982
Mexico	11,002	11,349
Australia	1,088	1,103

	$82,635	$80,456

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2006

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

Total share-based compensation expense, net of tax, for the three and six month periods ending June 30, 2006 was $0.05 million and $0.2 million, respectively. An income tax benefit of $0.2 million was recognized from share-based compensation arrangements during the six month period ending June 30, 2006.

For periods prior to January 1, 2006, as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounted for its share-based payment arrangements under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under SFAS No. 123, companies could either recognize the fair value of share-based payment arrangements as period expenses or disclose the pro forma impact in the notes to the financial statements. The Company elected to disclose the pro forma impact in the notes to the financial statements. Accordingly, no compensation cost has been recognized under SFAS No. 123 for the periods prior to January 1, 2006 for awards under the Stock Option Plan, although the Company has recognized compensation expense for awards under the Stock Incentive Plans since these awards were considered compensatory. Had compensation cost been recognized for awards under the Stock Option Plan based upon fair value, the Company’s net earnings and earnings per share for the three and six month periods ended June 30, 2005 would have been as follows (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net earnings as reported	$3,808	$7,600
Less: Total employee stock option expense under the fair value method, net of tax	29	58

Pro forma	3,779	7,542

Basic earnings per share
As reported	$0.27	$0.55
Pro forma	0.27	0.54

Diluted earnings per share
As reported	$0.27	$0.54
Pro forma	0.27	0.54

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2006

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

At June 30, 2006 there are 250,000 SARs outstanding under the SAR Plan. The weighted-average fair value of these SARs is estimated to be $3.38 per SAR at June 30, 2006 using the Hull-White Enhanced SFAS No. 123(R) Model using weighted-average assumptions as follows:

Risk-free rate	5.2%
Dividend yield	2.2%
Estimated volatility	35.0%
Expected term (years)	5.8
Exercise price	$16.06

The estimated volatility is based upon historical volatility. The expected term is based upon a four-year graded vesting period and the assumption that SARs will be exercised when the Company’s stock price is at a 20% premium to the exercise price. The fair value of the SARs is amortized to compensation expense on a straight-line basis over the four year vesting period. The SARs expire ten years after the expiration of each graded vesting period. For the three and six month periods ended June 30, 2006, compensation expense of $0.05 million and $0.06 million, respectively, was recognized related to the amortization of SARs. A liability of $0.1 million is recorded at June 30, 2006 for the amortized fair value of SARs outstanding. Additional compensation expense of $0.8 million will be recognized over the remaining vesting period of approximately four years.

Stock Incentive Plans

In 2001, the Board of Directors adopted, and stockholders approved, the Employee Stock Incentive Plan and the Non-Employee Director Stock Incentive Plan (together, the “Stock Incentive Plans”). The purpose of the Stock Incentive Plans is to advance the interests of the Company and its subsidiaries, to attract and retain persons of ability to perform services for the Company and its subsidiaries by providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement by the Company of its economic objectives. The Stock Incentive Plans are administered by the Compensation Committee of the Board of Directors, which has the authority, subject to certain limitations, to make grants and modify the Stock Incentive Plans. The Stock Incentive Plans allow for the issuance of up to 706,291 shares of the Company’s common stock. As of June 30, 2006, 634,148 shares are eligible to be granted under the Stock Incentive Plans.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2006

Note E—Share-Based Payments (Continued)

The Company issued 24,925 and 470 shares of common stock under the Stock Incentive Plans for the six month periods ended June 30, 2006 and 2005, respectively. The Company recorded compensation expense of $0.02 million and $0.3 million for common stock issued under the Stock Incentive Plans for the three and six month periods ended June 30, 2006, respectively. The Company recorded compensation expense of $0.01 million and $0.04 million for common stock issued under the Stock Incentive Plans for the three and six month periods ended June 30, 2005, respectively. The shares issued during the six month period ending June 30, 2006 were granted fully vested but hold either a one or two year trading restriction. At the date of grant, the per share weighted average fair-value of shares issued in the three and six month periods ended June 30, 2006 was estimated to be $14.01 and $12.38, respectively, incorporating any trading restrictions into the estimation of fair value.

Stock Option Plan

In 1997, the Company adopted the Stock Option Plan, which provides for the grant of non-qualified stock options to employees, officers, directors, consultants and independent contractors, as well as for the grant to employees of qualified stock options. The Stock Option Plan has a ten-year term and 700,000 shares of the Company’s common stock have been reserved for issuance. As of December 31, 2005, there were no options eligible for grant under the Stock Option Plan although options may be eligible for grant in the future if outstanding options are forfeited prior to the termination of the Stock Option Plan in 2007. The Stock Option Plan is administered by the Compensation Committee of the Board of Directors, which has the authority, subject to certain limitations, to grant options and to establish the terms and conditions for vesting and exercise thereof. The terms of the stock options may not exceed ten years from the date of grant.

A summary of the status of the Stock Option Plan and the changes during the six month period ending June 30, 2006, is as follows:

	Shares	Weighted Average Exercise Price

Outstanding 12/31/05 (156,551 exercisable)	179,051	$7.70
Granted	—	—
Exercised	(54,675)	$5.14
Forfeited	—	—

Outstanding 6/30/06 (115,376 exercisable)	124,376	$8.84

The Company received $0.2 million from the issuance of new shares for stock options exercised during the six month period ending June 30, 2006. Stock options outstanding and exercisable at June 30, 2006 have a weighted-average contractual life of 2.7 years. The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at June 30, 2006:

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2006

Note E—Share-Based Payments (Continued)

Range of Exercise Prices	Outstanding Stock Options	Weighted Average Exercise Price	Number of Stock Options Exercisable	Weighted Average Exercise Price
$4.07 - $5.33	67,949	$5.23	58,949	$5.23
$7.00	11,250	7.00	11,250	7.00
$14.73	45,177	14.73	45,177	14.73

Total	124,376	$8.84	115,376	$9.12

During the six month period ending June 30, 2006, 15,000 stock options vested under the Stock Option Plan and the Company recorded $0.01 million in compensation expense. Additional compensation expense to be recognized in future periods under the Stock Option Plan is expected to be less than $0.01 million.

Note F—Commitments and Contingencies

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

As of June 30, 2006, the Company guaranteed $3.0 million of SET Enterprises, Inc. (“SET”) senior debt in connection with its sale of businesses to SET. During the third quarter of 2005, the Company agreed to extend its guarantee for one year. The Company may be required to perform under the guarantee if SET defaults under the terms of its credit facility. The maximum amount the Company would be required to pay is $3.0 million. As of June 30, 2006, the Company had not been notified by SET or SET’s lender of any default that would require performance under the guarantee nor was the Company aware of any other factors that would require performance under the guarantee; as a result, in conjunction with other factors, the Company does not currently carry a liability for this guarantee.

Note G—Common Stock

The Company executed a three-for-two split of its common stock effective February 3, 2006 for shareholders of record on January 27, 2006. Pursuant to SFAS No. 128, “Earnings Per Share,” all applicable share-related disclosures for all periods presented have been adjusted to reflect this stock split.

During the second quarter of 2006, the Board of Directors approved an increase in the Company’s quarterly dividend from $0.067 to $0.08 per share. In addition, the Company amended its Certificate of Incorporation to increase the aggregate number of common shares which it is authorized to issue from 20 million shares to 50 million shares.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Noble International, Ltd. (referred to herein as “Noble”, “we”, “our” or “us”), is a full-service provider of 21st Century Auto Body SolutionsSM, including tailored laser-welded blanks and tubes for the automotive industry. Our laser-welded blanks are manufactured from two or more blanks of varying thickness and sizes welded together utilizing automated laser assemblies and are used by original equipment manufacturers or their suppliers in automobile body components such as doors, fenders, body side panels, and pillars.

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

Net Sales. Net sales for the three months ended June 30, 2006 were $109.6 million, an increase of $18.0 million or 19.6% compared to the same period in 2005. Net sales for the six months ended June 30, 2006 were $210.0 million, an increase of $31.6 million or 17.7% compared to the same period in 2005. These increases are attributable primarily to increased sales on existing and new programs launched at existing and new facilities in the first quarter of 2006, as well as increased steel content as a percentage of total net sales.

Cost of Sales. Cost of sales for the three month period ended June 30, 2006 was $97.6 million, an increase of $16.0 million or 19.6% compared to the same period in 2005. Cost of sales for the six month period ended June 30, 2006 was $188.1 million, an increase of $29.4 million or 18.5% compared to the same period in 2005. Cost of sales as a percentage of net sales remained flat at 89.1% for the three month period ended June 30, 2006 compared to the same period in 2005. Cost of sales as a percentage of sales increased to 89.6% for the six month period ended June 30, 2006 from 89.0% for the same period in 2005. The increase in total cost of sales is consistent with our increased sales for the three and six month periods ended June 30, 2006 compared to the same periods in 2005. Cost of sales as a percentage of net sales for the second quarter of 2006 remained consistent with the second quarter of 2005 despite higher steel content as a percentage of net sales due to continued operational efficiencies at our production facilities. Cost of sales as a percentage of net sales increased for the first half of 2006 compared to 2005 due to costs in the first quarter of 2006 related to the addition and expansion of three of our production facilities, customer delays in launching some new vehicles, and increased steel content as a percentage of net sales.

Gross Margin. Gross margin for the three month period ended June 30, 2006 was $12.0 million, an increase of $2.0 million or 19.8% compared to the same period in 2005. Gross margin for the six month period ended June 30, 2006 was $21.9 million, an increase of $2.2 million or 11.4% compared to the same period in 2005. For the three and six month periods ended June 30, 2006, gross margin as a percentage of net sales was 10.9% and 10.4%, respectively. For the three and six month periods ended June 30, 2005, gross margin as a percentage of net sales was 10.9% and 11.0%, respectively. Gross margin as a percentage of sales for the second quarter of 2006 remained consistent with the second quarter of 2005 despite higher steel content as a percentage of net sales due to continued operational efficiencies at our production facilities. Gross margin as a percentage of net sales decreased for the first half of 2006 compared to 2005 due to costs in the first quarter of 2006 related to the addition and expansion of three of our production facilities, customer delays in launching some new vehicles, and increased steel content as a percentage of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the three month period ended June 30, 2006 was $4.5 million, an increase of $0.9 million or 23.7% compared to the same period in 2005. SG&A for the six month period ended June 30, 2006 was $9.3 million, an increase of $2.5 million or 36.6% compared to the same period in 2005. For the three and six month periods ended June 30, 2006 SG&A as a percentage of sales (4.1% and 4.4%, respectively) increased compared to the three and six month periods ended June 30, 2005 (3.9% and 3.8%, respectively). The increase in SG&A as a percentage of net sales was driven primarily by increased spending commenced in the first quarter of 2006 to support growth, including costs to add, expand and staff production facilities. As the production facilities completed launch phases in the first quarter of 2006, this SG&A expense was more fully leveraged as evidenced by the decrease in SG&A as a percentage of net sales from the first quarter (4.8%) to the second quarter (4.1%) of 2006.

Operating Profit. Our operating profit for the three month period ended June 30, 2006 was $7.5 million, an increase of $1.1 million or 17.7% compared to the same period in 2005. Operating profit for the six month period ended June 30, 2006 was $12.7 million, a decrease of $0.2 million or 1.8% compared to the same period in 2005. Operating profit as a percentage of net sales for the three months ended June 30, 2006 was 6.9% compared to 7.0% in the same period in 2005. Operating profit as a percentage of sales for the six months ended June 30, 2006 was 6.0% compared to 7.2% in the same period of 2005. The reasons for the decreases in operating profit for the three and six month periods ended June 30, 2006 are due to the factors discussed above in Cost of Sales and Selling, General and Administrative Expenses.

Interest Income. Interest income for the three month period ended June 30, 2006 was $0.4 million, an increase of $0.2 million compared to the same period in 2005. Interest income for the six month period ended June 30, 2006 was $0.7 million, an increase of $0.4 million compared to the same period in 2005. Interest income increased in both the three and six month periods ended June 30, 2006 compared to the same periods in 2005 due to an increase in our cash balances as well as an increase in the rate of return earned on invested cash due to a higher interest rate environment.

Interest Expense. Interest expense for the three month period ended June 30, 2006 was $0.7 million, which is comparable to the same period in 2005. Interest expense for the six month period ended June 30, 2006 was $1.5 million, an increase of $0.1 million compared to the same period in 2005. Interest expense for the three and six month periods ended June 30, 2006 includes interest paid on the long-term debt at our Mexico facility.

Impairment Charges. Impairment charges for each of the three and six month periods ended June 30, 2005 includes an impairment of a non-core investment of $0.2 million.

Other, net. Other, net for the three and six month periods ended June 30, 2006 was a loss of ($0.1) million and ($0.3) million, respectively. Other, net for the three and six month periods ended June 30, 2005 was a gain of $0.2 million and $0.5 million, respectively. Other, net for the three month period ended June 30, 2006 included foreign currency losses of ($0.1) million. Other, net for the six month period ended June 30, 2006 included foreign currency losses of ($0.2) million and other expenses of ($0.1) million. Other, net for the three month period ended June 30, 2005 included dividend income of $0.2 million and the collection of assets previously written-off of $0.1 million offset by foreign currency losses of ($0.1) million. Other, net for the six month period ended June 30, 2005 included dividend income of $0.3 million and the collection of assets previously written-off of $0.2 million offset by foreign currency losses of ($0.1) million.

Income Tax Expense. Income tax expense for the three month periods ended June 30, 2006 and 2005 were $2.3 million and $2.0 million, respectively. Income tax expense for the six month periods ended June 30, 2006 and 2005 were $3.8 million and $4.4 million, respectively. The effective tax rate for the three month period ended June 30, 2006 was 33% compared to 34% for the three month period ended June 30, 2005. The effective tax rate for the six month period ended June 30, 2006 was 33% compared to 37% for the six month period ended June 30, 2005. The decrease in the effective tax rate for the six month period ended June 30, 2006 compared to the same period in 2005 is due to an adjustment to deferred tax balances in the first quarter of 2005 related to changes in statutory rates and the treatment of state taxes at one of our production facilities. As a result, the average tax rate in the first quarter of 2005 was 39% driving the higher average tax rate in the first half of 2005 to 37%.

Minority Interest. Minority interest for the three and six month periods ended June 30, 2006 was $0.3 million and $0.2 million, respectively. We entered into a joint venture with Sumitomo Corporation and its affiliates during the fourth quarter of 2005 at our Silao, Mexico facility. Pursuant to the joint venture agreement, we maintain a 51% interest in the Mexico joint venture. The minority interest represents a 49% share in the Mexico facility net income for the three and six month periods ended June 30, 2006.

Net Earnings. As a result of the foregoing factors our net earnings for the three month period ended June 30, 2006 were $4.4 million, an increase of $0.6 million or 15.8% compared to the same period in 2005. Net earnings for the six month period ended June 30, 2006 were $7.6 million, a decrease of $0.1 million or 0.7% compared to the same period in 2005.

Liquidity and Capital Resources

Our cash requirements have historically been satisfied through a combination of cash flow from operations, equity and debt financings. Working capital needs and capital equipment requirements in our operations have increased as a result of our growth and are expected to continue to increase. Anticipated increases in required working capital and capital equipment expenditures are expected to be met from our cash flow from operations and borrowings under our credit facility. As of June 30, 2006, we had net working capital of $17.5 million. Availability under our revolving credit facility was $35.0 million as of June 30, 2006.

We generated cash from operations of $12.9 million in the six month period ended June 30, 2006. Cash generated from operations was driven by net income ($7.5 million) plus depreciation ($4.9 million) and other non-cash expenses ($1.2 million). This cash generated was offset by increased working capital requirements of $0.8 million driven by cash provided by changes in accounts receivable ($5.7 million), income taxes payable ($2.3 million) and other assets ($ 0.6 million) offset by cash used from changes in inventories ($6.9 million), prepaid expenses ($0.6 million), accounts payable ($1.5 million) and accrued liabilities ($ 0.2 million).

We used cash in investing activities of $7.1 million for the six month period ended June 30, 2006. This use of cash was primarily the result of the purchase of fixed assets of $7.5 million offset by cash received from the sale of fixed assets of $0.1 million and cash received from notes receivable of $0.3 million.

We used cash for financing activities of $1.2 million for the six month period ended June 30, 2006. This use of cash was primarily for the payment of dividends of $2.1 million offset by the receipt of cash related to the issuance of common stock ($0.2 million), net borrowings on long-term debt at our Mexico facility ($0.4 million) and a tax benefit from share based-payments ($0.2 million).

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

As of June 30, 2006, we maintained a $35.0 million secured credit facility with Comerica Bank with a maturity date of April 2009 (“Credit Facility”). The Credit Facility consists of a $35.0 million revolving loan with no borrowing base formula. There were no outstanding borrowings on the revolving loan at June 30, 2006 and therefore our availability under the Credit Facility was $35.0 million. The Credit Facility is secured by the assets of Noble and its subsidiaries and provides for the issuance of up to $5.0 million in standby or documentary letters of credit.

At June 30, 2006, we were in compliance with all of our financial debt covenants under the Credit Facility.

The liquidity provided by our existing and anticipated credit facilities, combined with cash flow from operations is expected to be sufficient to meet anticipated working capital and capital expenditure needs and for existing debt service for at least 12 months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring us to obtain additional financing prior to the end of such twelve-month period. In addition, we continue to evaluate our business strategy and may pursue future growth through opportunistic acquisitions of assets or companies which may involve the expenditure of significant funds. Depending upon the nature, size, and timing of future acquisitions, we may be required to obtain additional debt or equity financing. There can be no assurance, however, that additional financing will be available when and if needed, on acceptable terms or at all.

As of June 30, 2006, we guaranteed $3.0 million of SET Enterprises, Inc. (“SET”) senior debt in connection with our sale of businesses to SET. During the third quarter of 2005, we agreed to extend our guarantee for one year. We may be required to perform under the guarantee if SET defaults under the terms of its credit facility. The maximum amount we would be required to pay is $3.0 million. As of June 30, 2006, we have not been notified by SET or SET’s lender of any default that would require performance under the guarantee nor are we aware of any other factors that would require performance under this guarantee; as a result, in conjunction with other factors, we do not currently carry a liability for this guarantee.

Inflation

Inflation generally affects a company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, fuel, equipment and raw materials. We do not believe that inflation has had a material effect on our business over the reporting period included in this report.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of foreign currency fluctuations. International revenues from our foreign subsidiaries were approximately 35% of net sales for the six month period ended June 30, 2006. Our primary foreign currency exposures are the Canadian Dollar, Mexican Peso, and Australian Dollar. In general, where possible, we manage our exposures to foreign currency assets, liabilities and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and matching revenues with expenses in the same currency, as such, certain exposures are naturally offset. However, at June 30, 2006, our Mexico joint venture, whose functional currency is the Mexican Peso, had net U.S. Dollar liability exposure of approximately $4.0 million. Based upon this exposure, for every one percent increase (decrease) in the value of the Mexican Peso versus the U.S. Dollar, the joint venture would recognize a foreign currency transaction gain (loss) of approximately $0.04 million. The joint venture is currently exploring strategies to mitigate this foreign currency risk. For the six month period ended June 30, 2006, the joint venture recognized a foreign exchange transaction loss of $0.2 million. We own 51% of this joint venture. Therefore, the impact to us is 51% of any transaction gain or loss.

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

Item 4: Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information that is required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. With participation from our Chief Executive Officer and our Chief Financial Officer, we have reviewed and evaluated the effectiveness of our disclosure controls and procedures as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2006. We have concluded that as of June 30, 2006, our disclosure controls and procedures were adequate and effective and would ensure that material information relating to Noble and our subsidiaries required to be disclosed in the reports we file with the SEC under the Securities Exchange Act of 1934, as amended, would be made known to them by others within Noble, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

There have been no changes in the internal control over our financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the internal controls over our financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of the operations in our normal course of business. We maintain insurance coverage against certain types of potential claims in an amount which we believe to be adequate. We are not aware of any legal proceedings or claims pending against us that we believe will have a material adverse effect on our financial condition or results of operations.

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

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting on May 19, 2006, the following matters were voted upon:

	Shares Voted For	Shares Withheld	Shares Abstaining	Broker Non-Votes
Election of Directors - Nominees to Serve
One Year Term Expiring at the 2007
Annual Meeting:
Robert J. Skandalaris	12,506,907	367,310	—	—
Mark T. Behrman	12,649,086	225,131	—	—
Van E. Conway	12,375,517	498,700	—	—
Joseph C. Day	12,659,061	215,156	—	—
Fred L. Hubacker	12,374,542	499,675	—	—
Thomas L. Saeli	12,657,887	216,330	—	—
Larry R. Wendling	12,507,756	366,461	—	—
Approval of an amendment of the Company’s Certificate of Incorporation to increase the Authorized Shares of Common Stock of the Company to 50,000,000	11,943,340	752,318	178,558	—

Item 5: Other Information

Not applicable.

Item 6: Exhibits

(a) Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Noble International, Ltd., as amended as of May 19, 2006.

3.2	Amended and Restated Bylaws of Noble International, Ltd. made effective as of May 19, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 24, 2006).

10.1	Non-Employee Director Compensation made effective as of May 19, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 24, 2006).

10.2	Agreement between Noble International, Ltd. and Thomas L. Saeli made effective as of March 1, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 10, 2006).

10.3	Noble International, Ltd. Executive Stock Appreciation Rights Plan made effective as of March 1, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 6, 2006).

10.4	Oral Agreement between Noble International, Ltd. and Andrew J. Tavi made effective as of May 19, 2006 (incorporated herein by reference to the Regristrant’s Current Report on Form 8-K dated May 24, 2006).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer pursuant to 18 USC § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE INTERNATIONAL, LTD.

Dated: July 21, 2006	By:	/s/ David J. Fallon
David J. Fallon
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation of Noble International, Ltd., as amended as of May 19, 2006.

3.2	Amended and Restated Bylaws of Noble International, Ltd. made effective as of May 19, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 24, 2006).

10.1	Non-Employee Director Compensation made effective as of May 19, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 24, 2006).

10.2	Agreement between Noble International, Ltd. and Thomas L. Saeli made effective as of March 1, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 10, 2006).

10.3	Noble International, Ltd. Executive Stock Appreciation Rights Plan made effective as of March 1, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 6, 2006).

10.4	Oral Agreement between Noble International, Ltd. and Andrew J. Tavi made effective as of May 19, 2006 (incorporated herein by reference to the Regristrant’s Current Report on Form 8-K dated May 24, 2006).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer pursuant to 18 USC § 1350.