Form 10-Q
period 2006-09-30
NOBLE INTERNATIONAL, LTD.
filed 2006-10-27
CIK 1034258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

The number of shares of the registrant’s Common Stock outstanding as of October 25, 2006 was 14,088,868.

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

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Unaudited
	September 30 2006	December 31 2005
ASSETS
Current Assets:
Cash and cash equivalents	$10,696	$21,978
Accounts receivable, trade, net	89,804	78,659
Inventories, net	30,244	21,952
Prepaid expenses	1,232	587
Other current assets	3,571	3,077
Note receivable, net	648	1,083
Deferred income taxes	321	297

Total Current Assets	136,516	127,633
Property, plant & equipment	106,445	97,971
Accumulated depreciation	(47,660)	(40,718)

Property, Plant & Equipment, net	58,785	57,253
Other Assets:
Goodwill	21,121	20,972
Other intangible assets, net	2,184	2,303
Other assets, net	653	1,158

Total Other Assets	23,958	24,433

Total Assets	$219,259	$209,319

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$76,856	$69,797
Accrued liabilities	5,633	5,853
Income taxes payable	1,583	666
Current maturities of long-term debt	2	10

Total Current Liabilities	84,074	76,326
Long-Term Liabilities:
Convertible subordinated notes, net of discount	32,206	39,094
Long-term debt, excluding current maturities	2,649	2,176
Deferred income taxes	5,052	5,308
Other long-term liabilities	79	—

Total Long-Term Liabilities	39,986	46,578
Minority Interest	4,218	3,551
Stockholders’ Equity
Common stock	9	9
Additional paid-in capital	55,724	54,988
Retained earnings	32,349	25,551
Accumulated other comprehensive income, net	2,899	2,316

Total Stockholders’ Equity	90,981	82,864

Total Liabilities & Stockholders’ Equity	$219,259	$209,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net sales	$93,170	$89,099	$303,161	$267,445
Cost of sales	85,219	81,105	273,300	239,781

Gross margin	7,951	7,994	29,861	27,664
Selling, general and administrative expenses	4,072	4,217	13,327	10,994

Operating profit	3,879	3,777	16,534	16,670
Interest income	364	165	1,013	407
Interest expense	(702)	(751)	(2,159)	(2,138)
Impairment charges	—	(2,060)	—	(2,240)
Other, net	628	684	319	1,137

Earnings before income taxes and minority interest	4,169	1,815	15,707	13,836
Income tax expense	1,234	295	5,046	4,716

Earnings before minority interest	2,935	1,520	10,661	9,120
Minority interest	(488)	—	(667)	—

Net earnings	$2,447	$1,520	$9,994	$9,120

Basic earnings per share	$0.17	$0.11	$0.71	$0.65

Diluted earnings per share	$0.17	$0.11	$0.71	$0.65

Dividends declared and paid per share	$0.08	$0.07	$0.23	$0.20

Basic weighted average shares outstanding	14,088,836	13,964,642	14,065,155	13,927,521
Diluted weighted average shares outstanding	14,117,256	14,068,010	14,102,138	14,038,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net earnings	$2,447	$1,520	$9,994	$9,120
Other comprehensive income, equity adjustment from foreign currency translation, net of tax	148	693	583	730

Comprehensive income, net of tax	$2,595	$2,213	$10,577	$9,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30
	2006	2005
Cash flows from operating activities
Net earnings	$9,994	$9,120
Non-controlling interest in net earnings	667	—
Adjustments to reconcile net earnings to net cash provided by operations
Amortization of capitalized fees	1,167	1,049
Depreciation of property, plant and equipment	7,391	7,611
Amortization of intangible assets	189	155
Deferred income taxes	(300)	(437)
Loss (gain) on sale of property, plant and equipment	52	(27)
Impairment charges	—	2,240
Stock compensation expense	304	318
Changes in operating assets and liabilities
Increase in accounts receivable	(9,940)	(15,220)
(Increase) decrease in inventories	(7,989)	40
(Increase) decrease in prepaid expenses	(644)	1,419
Increase in other operating assets	(640)	(446)
Increase in accounts payable	5,833	2,649
Increase (decrease) in income taxes payable	1,098	(249)
Excess tax benefit from share-based payment arrangements	(193)	(239)
Decrease in accrued liabilities	(304)	(166)

Net cash provided by operations	6,685	7,817
Cash flows from investing activities
Purchases of property, plant and equipment	(8,851)	(11,543)
Proceeds from sale of property, plant and equipment	133	1,548
Proceeds from notes receivable	435	345
Acquisition of business, net of cash acquired	—	(5,677)

Net cash used in investing activities	(8,283)	(15,327)
Cash flows from financing activities
Proceeds from issuance of common stock	239	328
Dividends paid on common stock	(3,196)	(2,795)
Redemption of convertible subordinated notes	(7,500)	—
Net borrowings (payments) on long-term debt	463	(254)
Excess tax benefit from share-based payment arrangements	193	239

Net cash used in financing activities	(9,801)	(2,482)
Effect of exchange rate changes on cash and cash equivalents	117	(27)

Net decrease in cash and cash equivalents	(11,282)	(10,019)
Cash and cash equivalents at beginning of period	21,978	17,551

Cash and cash equivalents at end of period	$10,696	$7,532

Supplemental Cash Flow Disclosure
Cash paid for:
Interest	$1,202	$1,200
Taxes	3,505	5,153
Cash paid for acquisition:
Fair value of assets acquired, including goodwill	—	6,963
Liabilities assumed	—	(1,286)
Cash paid for acquisition, net of cash acquired	—	5,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2006

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

The accompanying consolidated financial statements as of September 30, 2006 and for the year ended December 31, 2005 include Noble International, Ltd. (the “Company”) and its subsidiaries. The Company’s operating subsidiaries are organized into a single reporting segment operating in the automotive supply business.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”) clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) refers to a legal obligation to perform an asset retirement activity in which the timing and method of settlement are conditional on a future event that may or may not be within the control of the entity. The Company has considered the provisions of both FIN 47 and SFAS 143 and has determined that there are no material conditional asset retirement obligations. Accordingly, at September 30, 2006 no liabilities for such items have been recorded in the Company’s financial statements.

Basic earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the net earnings of the entity. For the three and nine month periods ending September 30, 2006, the earnings per share impact of considering the dilution resulting from the Company’s convertible subordinated notes as if they were converted is anti-dilutive. As a result, only the dilutive impact of the Company’s outstanding stock options are included in the diluted earnings per share calculation. The following table reconciles the numerator and denominator to calculate basic and diluted earnings per share for the three and nine month periods ended September 30, 2006 and 2005 (in thousands, except share and per share amounts).

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2006

Note A—Basis of Presentation (Continued)

	Three Months Ended September 30
	2006			2005
	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amounts	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amounts
Basic earnings per share	$2,447	14,088,836	$0.17	$1,520	13,964,642	$0.11
Effect of dilutive securities:
Contingently issuable shares	—	—	—	—	31,565	—
Convertible notes	—	—	—	—	—	—
Stock options	—	28,420	—	—	71,803	—

Diluted earnings per share	$2,447	14,117,256	$0.17	$1,520	14,068,010	$0.11

	Nine Months Ended September 30
	2006			2005
	Net Earnings (Numerator)	Shares (Denominator)	Per share Amounts	Net Earnings (Numerator)	Shares (Denominator)	Per share Amounts
Basic earnings per share	$9,994	14,065,155	$0.71	$9,120	13,927,521	$0.65
Effect of dilutive securities:
Contingently issuable shares	—	—	—	—	31,070	—
Convertible notes	—	—	—	—	—	—
Stock options	—	36,983	—	—	79,903	—

Diluted earnings per share	$9,994	14,102,138	$0.71	$9,120	14,038,494	$0.65

Note B—Goodwill and Other Intangible Assets, Net

Goodwill at December 31, 2005 and September 30, 2006 is as follows (in thousands):

Goodwill, December 31, 2005	$20,972
LWI contingent payment	172
Foreign currency impact	(23)

Goodwill, September 30, 2006	$21,121

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

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2006

Note B—Goodwill and Other Intangible Assets, Net (continued)

Goodwill related to the purchase of Oxford Automotive Inc.’s steel processing facility in Silao, Mexico is recorded in Mexican Pesos and is subject to foreign currency translation adjustments.

Total amortization expense for all intangible assets for the three and nine month periods ended September 30, 2006 was $0.06 million and $0.2 million, respectively. Total amortization expense for all intangible assets for the three and nine month periods ended September 30, 2005 was $0.05 million and $0.2 million, respectively. Components of other intangible assets, net (in thousands) are as follows:

	September 30, 2006			December 31, 2005
	Gross Value	Accum Amort	Net Value	Gross Value	Accum Amort	Net Value
Value of customer contracts - LWI	$2,073	$(518)	$1,555	$2,073	$(362)	$1,711
Value of customer contracts - Mexico	568	(81)	487	568	(48)	520
Foreign currency impact	(12)	—	(12)	—	—	—
Legal costs related to patent filings	154	—	154	72	—	72

Other intangible assets, net	$2,783	$(599)	$2,184	$2,713	$(410)	$2,303

Note C—Inventories, net

The major components of inventories, net are as follows (in thousands):

	September 30 2006	December 31 2005
Raw materials	$12,286	$7,048
Work in process	10,823	9,292
Finished goods	7,316	5,843
Reserve for obsolete inventory	(181)	(231)

Total inventories, net	$30,244	$21,952

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2006

Note D—Convertible Subordinated Notes

In the third quarter 2006, the Company voluntarily redeemed $7.5 million of its 4% convertible subordinated notes at 100% of face value. Concurrent with the $7.5 million redemption, the Company accelerated the amortization of debt discount and capitalized debt fees of $0.2 million.

Note E—Geographic Information

The Company classifies operations into one industry segment. The following tables identify the breakdown of the Company’s net sales by country (which are classified based upon country of production) and long-lived assets by country, which consist primarily of fixed assets and intangible assets including goodwill (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net Sales
United States	$54,307	$60,794	$191,674	$185,479
Canada	30,494	27,290	97,250	78,179
Mexico	3,960	825	8,858	3,358
Australia	4,409	190	5,379	429

	$93,170	$89,099	$303,161	$267,445

			September 30 2006	December 31 2005
Long-Lived Assets
United States			$62,355	$63,022
Canada			7,196	4,982
Mexico			11,343	11,349
Australia			1,042	1,103

			$81,936	$80,456

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2006

Note F—Share-Based Payments

Effective January 1, 2006, the Company commenced accounting for share-based payment arrangements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payments,” using the modified prospective application transition method. Accordingly, the financial statements of prior interim periods do not reflect any restated amounts. Under SFAS No. 123(R), the fair value of share-based payment arrangements are recognized in the financial statements as period expenses, generally over the vesting period.

Total share-based compensation expense, net of tax, for the three and nine month periods ending September 30, 2006 was $0.03 million and $0.2 million, respectively. An income tax benefit of $0.2 million was recognized from share-based compensation arrangements during the nine month period ending September 30, 2006.

For periods prior to January 1, 2006, as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounted for its share-based payment arrangements under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under SFAS No. 123, companies could either recognize the fair value of share-based payment arrangements as period expenses or disclose the pro forma impact in the notes to the financial statements. The Company elected to disclose the pro forma impact in the notes to the financial statements. Accordingly, no compensation cost has been recognized under SFAS No. 123 for the periods prior to January 1, 2006 for awards under the Stock Option Plan, although the Company has recognized compensation expense for awards under the Stock Incentive Plans since these awards were considered compensatory. Had compensation cost been recognized for awards under the Stock Option Plan based upon fair value, the Company’s net earnings and earnings per share for the three and nine month periods ended September 30, 2005 would have been as follows (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net earnings as reported	$1,520	$9,120
Less: Total employee stock option expense under the fair value method, net of tax	29	88

Pro forma	1,491	9,032
Basic earnings per share
As reported	$0.11	$0.65
Pro forma	0.11	0.65
Diluted earnings per share
As reported	$0.11	$0.65
Pro forma	0.11	0.65

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2006

Note F—Share-Based Payments (Continued)

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

At September 30, 2006 there are 250,000 SARs outstanding under the SAR Plan. The weighted-average fair value of these SARs is estimated to be $2.29 per SAR at September 30, 2006 using the Hull-White Enhanced SFAS No. 123(R) Model using weighted-average assumptions as follows:

Risk-free rate	4.6%
Dividend yield	2.6%
Estimated volatility	34.5%
Expected term (years)	6.5
Exercise price	$16.06

The estimated volatility is based upon historical volatility. The expected term is based upon a four-year graded vesting period and the assumption that SARs will be exercised when the Company’s stock price is at a 20% premium to the exercise price. The fair value of the SARs is amortized to compensation expense on a straight-line basis over the four year vesting period. The SARs expire ten years after the expiration of each graded vesting period. For the three and nine month periods ended September 30, 2006, compensation expense of $0.02 million and $0.08 million, respectively, was recognized related to the amortization of SARs. A liability of $0.08 million is recorded at September 30, 2006 for the amortized fair value of SARs outstanding. Additional compensation expense of $0.5 million will be recognized over the remaining vesting period of approximately four years.

Stock Incentive Plans

In 2001, the Board of Directors adopted, and stockholders approved, the Employee Stock Incentive Plan and the Non-Employee Director Stock Incentive Plan (together, the “Stock Incentive Plans”). The purpose of the Stock Incentive Plans is to advance the interests of the Company and its subsidiaries, to attract and retain persons of ability to perform services for the Company and its subsidiaries by providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement by the Company of its economic objectives. The Stock Incentive Plans are administered by the Compensation Committee of the Board of Directors, which has the authority, subject to certain limitations, to make grants and modify the Stock Incentive Plans. The Stock Incentive Plans allow for the issuance of up to 900,000 shares of the Company’s common stock. As of September 30, 2006, 701,341 shares are eligible to be granted under the Stock Incentive Plans.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2006

Note F—Share-Based Payments (Continued)

The Company issued 25,258 and 7,457 shares of common stock under the Stock Incentive Plans for the nine month periods ended September 30, 2006 and 2005, respectively. The Company recorded compensation expense of $0.03 million and $0.3 million for common stock issued under the Stock Incentive Plans for the three and nine month periods ended September 30, 2006, respectively. The Company recorded compensation expense of $0.03 million and $0.04 million for common stock issued under the Stock Incentive Plans for the three and nine month periods ended September 30, 2005, respectively. The shares issued during the nine month period ending September 30, 2006 were granted fully vested but hold either a one or two year trading restriction. At the date of grant, the per share weighted average fair-value of shares issued in the nine month period ended September 30, 2006 was estimated to be $12.42 incorporating any trading restrictions into the estimation of fair value. There were no shares issued during the three month period ending September 30, 2006.

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

A summary of the status of the Stock Option Plan and the changes during the nine month period ending September 30, 2006, are as follows:

	Shares	Weighted Average Exercise Price
Outstanding 12/31/05 (156,551 exercisable)	179,051	$7.70
Granted	—	—
Exercised	(54,675)	$5.14
Forfeited	—	—

Outstanding 9/30/06 (121,376 exercisable)	124,376	$8.84

The Company received $0.2 million from the issuance of new shares for stock options exercised during the nine month period ending September 30, 2006. Stock options outstanding and exercisable at September 30, 2006 have a weighted-average contractual life of 2.4 years. The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at September 30, 2006:

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2006

Note F—Share-Based Payments (Continued)

Range of Exercise Prices	Outstanding Stock Options	Weighted Average Exercise Price	Number of Stock Options Exercisable	Weighted Average Exercise Price
$4.07 -$5.33	67,949	$5.23	64,949	$5.23
$7.00	11,250	7.00	11,250	7.00
$14.73	45,177	14.73	45,177	14.73

Total	124,376	$8.84	121,376	$8.93

During the nine month period ending September 30, 2006, 12,000 stock options vested under the Stock Option Plan and the Company recorded $0.01 million in compensation expense.

Note G—Commitments and Contingencies

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

As of September 30, 2006, the Company guaranteed $3.0 million of SET Enterprises, Inc. (“SET”) senior debt in connection with its sale of businesses to SET. The Company may be required to perform under the guarantee if SET defaults under the terms of its credit facility. The maximum amount the Company would be required to pay is $3.0 million. As of September 30, 2006, the Company had not been notified by SET or SET’s lender of any default that would require performance under the guarantee nor was the Company aware of any other factors that would require performance under the guarantee; as a result, in conjunction with other factors, the Company does not currently carry a liability for this guarantee.

Note H—Common Stock

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

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2006

Note I—Subsequent Events

Acquisition of Pullman Industries, Inc. (“Pullman”)

In October 2006, the Company acquired the stock of Pullman for approximately $120.0 million including cash of $54.0 million, the assumption of debt of $53.0 million and contingent deferred consideration expected to be paid within six to nine months after the acquisition date. Pullman is a leading manufacturer of tubular and shaped structures using roll forming and other processes, primarily for the automotive industry.

Amended Bank Credit Facility

In October 2006, in connection with the Pullman acquisition, the Company amended its bank credit facility. The Company entered into an agreement for a five-year credit facility incorporating a $70.0 million term loan and increasing its $35.0 million revolving line of credit to $40.0 million. Payments on the term loan will commence in the first quarter of 2007 with quarterly payments of $3.25 million. After the Pullman acquisition, there was approximately $37.0 million available on the revolving line of credit. The interest rates on both the term loan and the revolving line of credit are variable at a certain spread above LIBOR depending upon the Company’s total debt to EBITDA ratio on a trailing twelve month basis. At closing of the Pullman acquisition, the interest rate on the term loan was approximately 8.2%, and the interest rate on the revolving line of credit was 7.4%. The Fifth Amended and Restated Credit Agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2.

Convertible Subordinated Notes

In October 2006, the Company amended the terms of the remaining $32.5 million of convertible subordinated notes. The amended convertible subordinated notes (“Amended Notes”) mature in October 2011 and pay 6.0% interest semi-annually. The Amended Notes are convertible into common stock at $18.50 per share. The conversion price resets to 125% of the 45-day trailing average closing price at July 1, 2007. Pursuant to the extension of the maturity date to 2011, the amount outstanding on the convertible subordinated notes has been classified as long-term at September 30, 2006.

Investment in SET Enterprise, Inc. (“SET”)

In October 2006, the Company purchased Sumitomo Corporation and Sumitomo Corporation of America’s (collectively “Sumitomo”) investment of preferred stock in SET for $2.0 million. Following this investment, the Company will hold $10.0 million of SET preferred stock. The Company’s agreement to purchase Sumitomo’s investment follows a comprehensive financial restructuring of SET whereby SET bought out Sumitomo’s common stock position and put in place new bank financing and strengthened its balance sheet. The Company will continue to guarantee $3.0 million of SET’s senior debt. Concurrent with the investment, the Company entered into a Services Agreement with SET to provide support services such as IT, human resources and other management services. SET is a certified Minority Business Enterprise and currently supplies component blanks to the Company. The Company is currently evaluating the accounting treatment for this investment.

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

Net Sales. Net sales for the three months ended September 30, 2006 were $93.2 million, an increase of $4.1 million or 4.6% compared to the same period in 2005. Net sales for the nine months ended September 30, 2006 were $303.2 million, an increase of $35.7 million or 13.4% compared to the same period in 2005. These increases are attributable primarily to new programs launched at existing and new facilities and increased steel content as a percentage of total net sales offset by reduced sales on certain truck programs. In addition, in the third quarter of 2006, we resolved certain outstanding commercial matters increasing revenue by $1.6 million in the three and nine month periods ended September 30, 2006.

Cost of Sales. Cost of sales for the three month period ended September 30, 2006 was $85.2 million, an increase of $4.1 million or 5.1% compared to the same period in 2005. Cost of sales for the nine month period ended September 30, 2006 was $273.3 million, an increase of $33.5 million or 14.0% compared to the same period in 2005. For the three and nine month periods ended September 30, 2006, cost of sales as a percentage of net sales (91.5% and 90.2%, respectively) increased compared to the three and nine month periods ended September 30, 2005 (91.0% and 89.7%, respectively). Cost of sales as a percentage of net sales for the three and nine month periods ended September 30, 2006 increased primarily due to the addition and expansion of three of our production facilities and increased steel content as a percentage of net sales offset by the resolution of certain commercial matters. The increase in total cost of sales is consistent with our increased sales for the three and nine month periods ended September 30, 2006 compared to the same periods in 2005.

Gross Margin. Gross margin for the three month periods ended September 30, 2006 and 2005 was $8.0 million. Gross margin for the nine month period ended September 30, 2006 was $29.9 million, an increase of $2.2 million or 7.9% compared to the same period in 2005. For the three and nine month periods ended September 30, 2006, gross margin as a percentage of net sales was 8.5% and 9.9%, respectively. For the three and nine month periods ended September 30, 2005, gross margin as a percentage of net sales was 9.0% and 10.3%, respectively. Gross margin as a percentage of sales for three and nine month periods ending September 30, 2006 decreased compared to the same periods in 2005 due to costs related to the addition and expansion of three of our production facilities and increased steel content as a percentage of net sales. Gross margin was positively impacted by the resolution of certain outstanding commercial matters in the third quarter of 2006. This settlement added $1.6 million or 1.7% and 0.5% to gross margin as a percentage of sales in the three and nine month periods ended September 30, 2006, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the three month period ended September 30, 2006 was $4.1 million, a decrease of $0.1 million or 3.4% compared to the same period in 2005. SG&A for the nine month period ended September 30, 2006 was $13.3 million, an increase of $2.3 million or 21.2% compared to the same period in 2005. For the three and nine month periods ended September 30, 2006, SG&A as a percentage of net sales was 4.4%. For the three and nine month periods ended September 30, 2005, SG&A as a percentage of net sales was 4.7% and 4.1%, respectively. The decrease in SG&A as a percentage of net sales for the three month period ended September 30, 2006 was due to additional expenses in 2005 related to an asset held for sale sold in the fourth quarter of 2005. The increase in SG&A as a percentage of net sales for the nine month period ended September 30, 2006 was driven primarily by increased spending that commenced in the first quarter of 2006 to support growth, including costs to add, expand and staff production facilities.

Operating Profit. Our operating profit for the three month period ended September 30, 2006 was $3.9 million, an increase of $0.1 million or 2.7% compared to the same period in 2005. Operating profit for the nine month period ended September 30, 2006 was $16.5 million, a decrease of $0.1 million or 0.8% compared to the same period in 2005. Operating profit as a percentage of net sales remained flat at 4.2% for the three months ended September 30, 2006 compared to the same period in 2005. Operating profit as a percentage of sales for the nine months ended September 30, 2006 was 5.5% compared to 6.2% in the same period of 2005. The reasons for the changes in operating profit for the three and nine month periods ended September 30, 2006 are due to the factors discussed above in Cost of Sales and Selling, General and Administrative Expenses.

Interest Income. Interest income for the three month period ended September 30, 2006 was $0.4 million, an increase of $0.2 million compared to the same period in 2005. Interest income for the nine month period ended September 30, 2006 was $1.0 million, an increase of $0.6 million compared to the same period in 2005. Interest income increased in both the three and nine month periods ended September 30, 2006 compared to the same periods in 2005 due to an increase in our cash balances as well as an increase in the rate of return earned on invested cash due to a higher interest rate environment.

Interest Expense. Interest expense for the three month period ended September 30, 2006 was $0.7 million, which is comparable to the same period in 2005. Interest expense for the nine month period ended September 30, 2006 was $2.2 million, comparable to the same period in 2005. Interest expense for the three and nine month periods ended September 30, 2006 includes interest paid on the long-term debt at our Mexico facility.

Impairment Charges. Impairment charges for the three and nine month periods ended September 2005 were $2.1 million and $2.2 million, respectively. These charges were related to the impairment of non-core assets including real estate held for sale ($1.1 million) and notes receivable related to the sale of the former logistics business segment ($1.0 million).

Other, net. Other, net for the three and nine month periods ended September 30, 2006 was a gain of $0.6 million and $0.3 million, respectively. Other, net for the three and nine month periods ended September 30, 2005 was a gain of $0.7 million and $1.1 million, respectively. Other, net for the three month period ended September 30, 2006 included a foreign currency gain of $0.1 million, dividend income of $0.2 million and a $0.5 million gain from the reversal of a potential liability favorably resolved at the Mexico joint venture offset by a loss on the redemption of $7.5 million of convertible subordinated notes of ($0.2) million. Other, net for the nine month period ended September 30, 2006 included dividend income of $0.2 million and a $0.5 million gain from the reversal of a potential liability favorably resolved at the Mexico joint venture offset by foreign currency losses of ($0.1) million and a loss on the redemption of $7.5 million of convertible subordinated notes of ($0.2) million. Other, net for the three month period ended September 30, 2005 included a gain on the disposal of fixed assets of $0.4 million, dividend income of $0.2 million and other miscellaneous income of $0.1 million. Other, net for the nine month period ended September 30, 2005 included dividend income of $0.3 million, a gain on the disposal of fixed assets of $0.4 million, other miscellaneous income of $0.3 million, and a recovery of assets previously written off $0.1 million.

Income Tax Expense. Income tax expense for the three month periods ended September 30, 2006 and 2005 were $1.2 million and $0.3 million, respectively. Income tax expense for the nine month periods ended September 30, 2006 and 2005 were $5.0 million and $4.7 million, respectively. The effective tax rate for the three month period ended September 30, 2006 was 30% compared to 16% for the three month period ended September 30, 2005. The effective tax rate for the nine month period ended September 30, 2006 was 32% compared to 34% for the nine month period ended September 30, 2005. The low effective tax rate for the three month period ended September 30, 2005 is due to tax credits taken as well as true up adjustments to the tax provision from finalizing the 2004 federal tax return. The decrease in the effective tax rate for the nine month period ended September 30, 2006 is mainly due to tax benefits from our new production facilities

Minority Interest. Minority interest for the three and nine month periods ended September 30, 2006 was $0.5 million and $0.7 million, respectively. We entered into a joint venture with Sumitomo Corporation and its affiliates during the fourth quarter of 2005 at our Silao, Mexico facility. Pursuant to the joint venture agreement, we maintain a 51% interest in the Mexico joint venture. The minority interest represents a 49% share in the Mexico facility net income for the three and nine month periods ended September 30, 2006.

Net Earnings. As a result of the foregoing factors our net earnings for the three month period ended September 30, 2006 were $2.4 million, an increase of $0.9 million or 61.0% compared to the same period in 2005. Net earnings for the nine month period ended September 30, 2006 were $10.0 million, an increase of $0.9 million or 9.6% compared to the same period in 2005.

Liquidity and Capital Resources

Our cash requirements have historically been satisfied through a combination of cash flow from operations, equity and debt financings. Working capital needs and capital equipment requirements in our operations have increased as a result of our growth and are expected to continue to increase. Anticipated increases in required working capital and capital equipment expenditures are expected to be met from our cash flow from operations and borrowings under our credit facility. As of September 30, 2006, we had net working capital of $52.4 million. Availability under our revolving credit facility was $35.0 million as of September 30, 2006.

We generated cash from operations of $6.7 million in the nine month period ended September 30, 2006. Cash generated from operations was driven by net income of $10.0 million plus depreciation of $7.4 million and other non-cash expenses of $2.1 million. This cash generated was offset by increased working capital requirements of $12.8 million driven by an increase in accounts receivable of $9.9 million, inventories of $8.0 million and other assets of $1.3 million offset by an increase in accounts payable of $5.8 million and income taxes payable of $1.1 million.

We used cash in investing activities of $8.3 million for the nine month period ended September 30, 2006. This use of cash was primarily the result of the purchase of fixed assets of $8.9 million offset by cash received from the sale of fixed assets of $0.1 million and cash received from notes receivable of $0.4 million.

We used cash for financing activities of $9.8 million for the nine month period ended September 30, 2006. This use of cash was primarily the result of the redemption of convertible subordinated notes of $7.5 million and payment of dividends $3.2 million offset by the receipt of cash related to the issuance of common stock of $0.2 million, net borrowings on long-term debt at our Mexico facility of $0.5 million and a tax benefit from share based-payments of $0.2 million.

As of September 30, 2006, we maintained a $35.0 million secured credit facility with Comerica Bank with a maturity date of April 2009 (“Credit Facility”). The Credit Facility consisted of a $35.0 million revolving loan with no borrowing base formula. There were no outstanding borrowings on the revolving loan at September 30, 2006 and therefore our availability under the Credit Facility was $35.0 million. The Credit Facility was secured by the assets of Noble and its subsidiaries and provided for the issuance of up to $5.0 million in standby or documentary letters of credit.

At September 30, 2006, we were in compliance with all of our financial debt covenants under the Credit Facility.

In March 2004, we issued $40 million in convertible subordinated notes (the “Original Notes”) in a private placement. The Original Notes had a three year term, maturing on March 31, 2007, subject to an extension of up to three years at the holders’ option. The Original Notes were convertible at the holders’ option anytime prior to maturity into shares of common stock at $21.33 per share (subject to adjustment pursuant to the terms of the Original Notes). The interest rate on the Original Notes was 4% and was fixed for the entire term. There was a covenant within the terms of the Original Notes restricting us from paying dividends or distributions on our common stock in excess of $0.32 per share in any twelve month period until March 2007. During the third quarter of 2006, we voluntarily redeemed $7.5 million of the Original Notes.

In the fourth quarter 2006, we amended the terms of the remaining $32.5 million of Original Notes. The amended and restated convertible subordinated notes (“Amended Notes”) mature in October 2011 and pay 6.0% interest semi-annually. The Amended Notes are convertible into common stock at $18.50 per share. The conversion price resets to 125% of the 45-day trailing average closing price at July 1, 2007. The Amended Notes do not restrict our ability to pay dividends or distributions of our common stock.

In the fourth quarter 2006, we amended our bank credit facility. We entered into an agreement for a five-year credit facility incorporating a $70.0 million term loan and increasing our $35.0 million revolving line of credit to $40.0 million. Payments on the term loan will commence in the first quarter of 2007 with quarterly payments of $3.25 million. The interest rates on both the term loan and the revolving line of credit are variable at a certain spread above LIBOR depending upon our total debt to EBITDA ratio on a trailing twelve month basis.

In October 2006, we acquired the stock of Pullman for approximately $120.0 million including cash of $54.0 million, the assumption of debt of $53.0 million and contingent deferred consideration. The acquisition was financed using cash on hand along with borrowings on our term loan of $70 million and our revolver of $3 million. After the Pullman acquisition, there was approximately $37.0 million available on the revolving line of credit. At closing of the Pullman acquisition, the interest rate on the term loan was approximately 8.2%, and the interest rate on the revolving line of credit was 7.4%.

The liquidity provided by our existing and anticipated credit facilities, combined with cash flow from operations is expected to be sufficient to meet anticipated working capital and capital expenditure needs and for existing debt service for at least twelve months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring us to obtain additional financing prior to the end of such twelve-month period. In addition, we continue to evaluate our business strategy and may pursue future growth through opportunistic acquisitions of assets or companies which may involve the expenditure of significant funds. Depending upon the nature, size, and timing of future acquisitions, we may be required to obtain additional debt or equity financing. There can be no assurance, however, that additional financing will be available when and if needed, on acceptable terms or at all.

As of September 30, 2006, we guaranteed $3.0 million of SET Enterprises, Inc. (“SET”) senior debt in connection with our sale of businesses to SET. We may be required to perform under the guarantee if SET defaults under the terms of its credit facility. The maximum amount we would be required to pay is $3.0 million. As of September 30, 2006, we have not been notified by SET or SET’s lender of any default that would require performance under the guarantee nor are we aware of any other factors that would require performance under this guarantee; as a result, in conjunction with other factors, we do not currently carry a liability for this guarantee.

In October 2006, we purchased Sumitomo Corporation and Sumitomo Corporation of America’s (collectively “Sumitomo”) investment of preferred stock in SET for $2.0 million. Following this investment, we will hold $10.0 million of SET preferred stock. The agreement to purchase Sumitomo’s investment follows a comprehensive financial restructuring of SET whereby SET bought out Sumitomo’s common stock position and put in place new bank financing and strengthened its balance sheet. We will continue to guarantee $3.0 million of SET’s senior debt. Concurrent with the investment, we entered into a Services Agreement with SET to provide support services such as IT, human resources and other management services. SET is a certified

Minority Business Enterprise and currently supplies component blanks to Noble. We are currently investigating the accounting treatment for this investment.

Inflation

Inflation generally affects a company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, fuel, equipment and raw materials. We do not believe that inflation has had a material effect on our business over the reporting period included in this report.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of foreign currency fluctuations. International revenues from our foreign subsidiaries were approximately 37% of net sales for the nine month period ended September 30, 2006. Our primary foreign currency exposures are the Canadian Dollar, Mexican Peso, and Australian Dollar. In general, where possible, we manage our exposures to foreign currency assets, liabilities and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and matching revenues with expenses in the same currency, as such, certain exposures are naturally offset. However, at September 30, 2006, our Mexico joint venture, whose functional currency is the Mexican Peso, had net U.S. Dollar liability exposure of approximately $5.0 million. Based upon this exposure, for every one percent increase (decrease) in the value of the Mexican Peso versus the U.S. Dollar, the joint venture would recognize a foreign currency transaction gain (loss) of approximately $0.05 million. The joint venture is currently exploring strategies to mitigate this foreign currency risk. For the nine month period ended September 30, 2006, the joint venture recognized a foreign exchange transaction loss of $0.1 million. We own 51% of this joint venture. Therefore, the impact to us is 51% of any transaction gain or loss.

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

Item 4: Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information that is required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. With participation from our Chief Executive Officer and our Chief Financial Officer, we have reviewed and evaluated the effectiveness of our disclosure controls and procedures as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2006. We have concluded that as of September 30, 2006, our disclosure controls and procedures were adequate and effective and would ensure that material information relating to Noble and our subsidiaries required to be disclosed in the reports we file with the SEC under the Securities Exchange Act of 1934, as amended, would be made known to them by others within Noble, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

There have been no changes in the internal control over our financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the internal controls over our financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the terms of our Original 4% Convertible Subordinated Notes entered into in November 2004, we were restricted from paying dividends in excess of $0.32 per share in any twelve month period until March 2007.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5: Other Information

Not applicable.

Item 6: Exhibits

(a)	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of Noble International, Ltd., as amended as of May 19, 2006 (incorporated herein by reference to the Registrant’s Quarterly Report on 10-Q dated July 21, 2006).

3.2	Amended and Restated Bylaws of Noble International, Ltd. made effective as of May 19, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 24, 2006).

10.1	Agreement between Noble International, Ltd. and Andrew J. Tavi made effective as of May 19, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 22, 2006).

10.2	Fifth Amended and Restated Credit Agreement dated as of October 12, 2006 by and among Noble International, Ltd. as Borrower and Comerica Bank as Lead Arranger, Administrative Agent and a Lender.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer pursuant to 18 USC § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE INTERNATIONAL, LTD.

Dated: October 27, 2006	By:	/s/ David J. Fallon
David J. Fallon
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Incorporation of Noble International, Ltd., as amended as of May 19, 2006 (incorporated herein by reference to the Registrant’s Quarterly Report on 10-Q dated July 21, 2006).

3.2	Amended and Restated Bylaws of Noble International, Ltd. made effective as of May 19, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 24, 2006).

10.1	Agreement between Noble International, Ltd. and Andrew J. Tavi made effective as of May 19, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 22, 2006).

10.2	Fifth Amended and Restated Credit Agreement dated as of October 12, 2006 by and among Noble International, Ltd. as Borrower and Comerica Bank as Lead Arranger, Administrative Agent and a Lender.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer pursuant to 18 USC § 1350.