Form 10-K
period 2006-12-31
NOBLE INTERNATIONAL, LTD.
filed 2007-03-28
CIK 1034258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

Annual Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock, $.00067 par value (“Common Stock”) held by non-affiliates of the registrant as of June 30, 2006 was approximately $169.9 million based upon the closing price for the Common Stock on the NASDAQ National Market on such date.

The number of shares of the registrant’s Common Stock outstanding as of March 1, 2007 was 14,131,318.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K (“Report”) incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2007 Annual Meeting to be held June 19, 2007 (the “2007 Proxy Statement”).

The matters discussed in this Report contain certain forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” the negative or other variations thereof, or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including continued market demand for the types of products and services produced and sold by the Company, change in worldwide economic and political conditions and associated impact on interest and foreign exchange rates, the level of sales by original equipment manufacturers of vehicles for which the Company supplies parts, the successful integration of companies acquired by the Company, and changes in consumer debt levels.

PART I

Item 1.	Business

GENERAL

Noble International, Ltd. (“we,” “us,” “our,” “Noble” or the “Company”), through its subsidiaries, is a full-service provider of 21st Century Auto Body Solutions® primarily to the automotive industry. We utilize laser-welding, roll-forming, and other technologies to produce flat, tubular, shaped and enclosed formed structures used by original equipment manufacturers (“OEMs”) or their suppliers in automobile body applications including doors, fenders, body side panels, pillars, bumpers, door beams, load floors, windshield headers, door tracks, door frames, and glass channels.

We operate twelve locations in Michigan, Kentucky, Indiana, Ohio, Canada, Australia and Mexico. Executive offices are located at 28213 Van Dyke Ave, Warren, MI 48093, tel. (586) 751-5600. Our common stock is traded on the NASDAQ National Market under the symbol NOBL. Our website is www.nobleintl.com.

Our fiscal year is the calendar year. Any reference to a fiscal year in this Annual Report (“Report”) should be understood to mean the period from January 1 to December 31 of that year.

HISTORY AND BUSINESS DEVELOPMENT

GENERAL

We were incorporated on October 3, 1993 in the State of Michigan. On June 29, 1999, we reincorporated in the State of Delaware. Since our formation in 1993, we have completed numerous significant acquisitions and divestitures. As used in this Report, the term “Company” refers to Noble and its subsidiaries and their combined operations after consummation of all such acquisitions and divestitures.

Transactions with S.E.T. Steel, Inc.

On February 16, 2001, we acquired a 49% interest in S.E.T. Steel, Inc. (“SET”) for $3.0 million (the “SET Acquisition”). SET is a qualified minority business enterprise, providing metal processing services to OEMs. Contemporaneously with the SET Acquisition, we, through our wholly-owned subsidiary Noble Manufacturing Group, Inc. (“NMG”) (formerly known as Noble Technologies, Inc.), sold all of the capital stock of Noble Metal Processing—Midwest, Inc. (“NMPM”) and Noble Metal Forming, Inc. (“NMF”) to SET for $27.2 million in exchange for a note due June 14, 2001. On June 28, 2001, SET completed bank financing of its purchase of NMF and NMPM and repaid the $27.2 million note to the Company with $24.7 million in cash and a $4.0 million, 12% subordinated note due in 2003. In addition, we guaranteed $10.0 million of SET’s senior debt. During the quarter ended September 30, 2001, SET repurchased our 49% interest in SET for a $3.0 million, 12% subordinated note due in 2003.

On April 1, 2002, we converted our $7.6 million note receivable (representing the aggregate amount owing on the $4.0 million note and the $3.0 million note referenced in the preceding paragraph, including interest) from SET into preferred stock of SET. The preferred stock was non-voting and was redeemable at our option in 2007. We agreed to convert the subordinated promissory note to preferred stock to assist SET in obtaining capital without appreciably decreasing our repayment rights or jeopardize SET’s minority status. We believed that continued support of SET furthered the joint strategic objectives of the two companies.

On August 1, 2003, SET completed its acquisition of Michigan Steel Processing, Inc. (“MSP”), a subsidiary of Sumitomo Corporation of America (“SCOA”). As part of the transaction, SCOA contributed 100% of the common stock of MSP in exchange for 45% of the common stock of SET. In addition, we reduced our guarantee of SET’s senior debt from $10.0 million to $3.0 million. We exchanged our $7.6 million non-convertible, non-voting redeemable preferred stock investment in SET for $7.6 million non-convertible, non-voting preferred stock which provided an 8% annual dividend, and was non-redeemable. In connection with the transaction, we were issued 4% of the outstanding common stock of SET. The excess of the estimated fair values of the preferred and common stock received over the carrying value of the redeemable preferred stock was recorded on our books as a component of other income in the 2003 statement of operations for approximately $0.3 million.

During the fourth quarter 2005, we recognized a $7.9 million impairment charge related to our common stock and preferred stock investments in SET based upon management’s estimate of the fair value of these investments using a discounted cash flow model and other fair value tools in conjunction with SET’s current and projected financial performance.

On October 6, 2006, in conjunction with a recapitalization of SET, we purchased an additional $2.4 million face value of preferred stock of SET from SCOA and Sumitomo Corporation for $2.0 million. After this transaction, we hold $10.0 million face value of preferred stock of SET. Pursuant to changes in the SET articles of incorporation, all of the preferred stock is non-voting and pays an annual dividend rate of 16.96%. After October 6, 2010 we have the unilateral right to sell and SET has the unilateral right to purchase the preferred shares for $10.0 million. In addition, we guarantee $3.0 million of SET’s senior debt. This guarantee is reduced $0.5 million on a quarterly basis beginning in the first quarter of 2008. Concurrent with this transaction, we entered into a services agreement with SET to provide support services, including information technology, human resources, and other management services.

Sale of Logistics Group

On March 21, 2003, we completed the sale of our logistics group for approximately $11.1 million in cash and notes as well as the assumption of substantially all payables and liabilities. The transaction included cash of $2.0 million at closing, two short-term notes totaling approximately $5.1 million, a $1.5 million three-year amortizing note and a $2.5 million five-year amortizing note (collectively referred to as the “Logistics Notes”). The short-term notes were repaid in full during the third quarter of 2004. In the third quarter 2005, we established a credit reserve and recognized an impairment charge of $1.0 million based upon estimated proceeds realizable from the remaining amounts due on the Logistics Notes. In the fourth quarter of 2006, we collected all amounts owed to us under the Logistics Notes and reversed the $1.0 million credit reserve through an impairment recovery.

Acquisition of Prototube, LLC

On October 17, 2003, we acquired substantially all of the assets of Prototube, LLC (“Prototube”) from Weil Engineering GmbH and Global Business Support, LLC for $0.1 million in cash plus the assumption of $1.2 million in liabilities. Prototube manufactured a variety of products with applications in the aerospace, automotive, and other industries. Its products were roll-formed or stamped from flat steel or a laser welded blank, then, utilizing a proprietary technology, they were formed into a tube and laser welded. Prototube’s production process allows parts to be produced in several different shapes including round, rectangular and oval from various types and thicknesses of steel, as well as aluminum. In addition to multiple thicknesses of metal, the Prototube technology can create multi-diameter products and join curved surfaces together by adjusting the output power of the laser.

Sale of Distribution Business

We made the decision to exit our distribution business in the fourth quarter 2003 and classified this operation as discontinued as of December 31, 2003. On January 28, 2004 we completed the sale of the distribution business to an entity in which the Company’s Chairman and another officer had an interest for approximately $5.5 million in cash. An independent committee of the board of directors was established to evaluate, negotiate and complete the transaction. In addition, an independent fairness opinion regarding the transaction was obtained.

Acquisition of Prototech Laser Welding, Inc.

On January 21, 2004, we completed the acquisition of Prototech Laser Welding, Inc. (“LWI”), a supplier of laser-welded blanks to General Motors, for approximately $13.6 million in cash and the assumption of approximately $0.7 million in subordinated debt and up to an additional $1.0 million payable if certain new business was awarded to us based upon quotes submitted within the twenty-four month period following the acquisition. It is anticipated that $0.17 million will be paid pursuant to this contingent consideration. As of December 31, 2006, $0.14 million was accrued, and $0.03 million was paid in 2006 pursuant to this contingent consideration.

Operations in Silao, Mexico

In January 2005, we completed the acquisition of the assets of Oxford Automotive Inc.’s steel processing facility in Silao, Mexico the (“Silao Facility”) for $5.7 million in cash and the assumption of $1.1 million in operating liabilities. The facility supplies component blanks on a toll processing basis to the Mexican automotive industry. In the fourth quarter 2005, we entered into an agreement with Sumitomo Corporation and its affiliates (“Sumitomo”) to sell a 49% interest in the Silao Facility for consideration of approximately $5.5 million in cash and loans. We consolidate results of operations from the Silao Facility in our financial statements.

Acquisition of Pullman Industries, Inc.

In October 2006, we completed the acquisition of all outstanding common stock of Pullman Industries, Inc. (“Pullman”) for approximately $122.1 million, including cash of $90.7 million, the assumption of long-term debt of $22.0 million, and contingent consideration of approximately $14.0 million offset by cash acquired of $4.6 million. The contingent consideration is payable upon our receipt of amounts owed by certain customers. It is anticipated that this amount will be paid in the first two quarters of 2007. Pullman was a leading manufacturer of tubular and shaped structures using roll-forming and other processes, primarily for the automotive industry. Pullman operated four facilities in the United States and two facilities in Mexico.

In October 2006, in connection with the Pullman acquisition, we amended our existing bank credit facility by entering into an agreement for a five-year credit facility incorporating a $70.0 million term loan (“U.S. Term Loan”) and increasing our $35.0 million revolving credit to $40.0 million (“U.S. Revolver”). Payments on the U.S. Term Loan will commence in the first quarter of 2007 with quarterly payments of $3.25 million. After the Pullman acquisition, there was approximately $37.0 million available on the U.S. Revolver. The interest rates on both the U.S. Term Loan and the U.S. Revolver are variable at a certain spread above LIBOR depending upon our total debt to EBITDA ratio on a trailing twelve month basis. At the closing of the Pullman acquisition, the prime rate margin on the U.S. Term Loan was approximately 2.5%, and the prime rate margin on the U.S. Revolver was 1.95%. In accordance with these amendments, we granted to our lenders a security interest in substantially all of our assets.

For more information on the amendment of our bank credit facility, see “Item 1A.—Risk Factors; There is no guarantee that we will be able to comply with the terms of our credit facilities,” “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources” and “Item 8.—Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements.”

Convertible Subordinated Notes

In September 2006, we voluntarily redeemed $7.5 million of our $40.0 million Convertible Subordinated Notes (the “Convertible Notes”). In October 2006, we amended and restated the terms of the remaining $32.5 million Convertible Notes (as amended and restated, the “Amended and Restated Convertible Notes”). The

Amended and Restated Convertible Notes which formerly matured on March 31, 2007, provided for an October 2011 maturity date and a 6.0% interest rate payable semi-annually. The Amended and Restated Convertible Notes were convertible into common stock at $18.50 per share, except that the conversion price was subject to a mandatory reset at 125% of the 45-day trailing average closing price of our common stock at July 1, 2007. The Amended and Restated Convertible Notes were also subject to redemption by us, on or after the third anniversary date of issuance, if our common stock price exceeded 140% of the conversion price for at least 20 of the 30 consecutive trading days prior to the notice of redemption. The Amended and Restated Convertible Notes were also subject to mandatory redemption upon a change in control of the Company.

In connection with the Amended and Restated Convertible Notes, we agreed to file, within 75 days of the date of such agreement, and use our reasonable best efforts to cause to become effective within 135 days of the date of the agreement, a Registration Statement on Form S-3 with respect to the shares of our common stock issuable upon conversion of the Amended and Restated Convertible Notes. The Registration Statement on Form S-3 was declared effective by the Securities and Exchange Commission (“SEC”) on February 20, 2007.

Pursuant to the extension of the maturity date of the Amended and Restated Convertible Notes to October 2011, the amount outstanding on the Amended and Restated Convertible Notes has been classified as long-term at December 31, 2006. The Amended and Restated Convertible Notes are subordinated to all senior indebtedness of the Company.

In January 2007, we entered into a First Amendment to Amended and Restated Convertible Subordinated Notes (the “Amended Convertible Notes”), which serves to further amend the Amended and Restated Convertible Notes. Pursuant to the amendment of the Amended and Restated Convertible Notes: (i) the conversion price was increased from $18.50 to $19.50; (ii) the mandatory reset of the conversion price on July 1, 2007 to 125% of the 45-day trailing average closing price of our common stock was eliminated; (iii) the interest rate payable was increased from 6% to 8%; and (iv) the threshold price of our common stock required for our right to redeem some or all of the Amended Convertible Notes on or after the third anniversary date of issuance was decreased from 140% of the conversion price to 120% of the conversion price.

For more information on the Amended Convertible Notes, the Amended and Restated Convertible Notes, and the Convertible Notes, see “Item 1A.—Risk Factors; There is no guarantee that we will be able to comply with the terms of our credit facilities,” “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources” and “Item 8.—Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements.”

Formation of Chinese Joint Venture

In November 2006, we, through our subsidiary Noble Metal Processing Asia Limited (“NMP Asia”), entered into a joint venture agreement with WISCO Jiangbei Steel Processing and Logistics Co., LTD. (“WISCO”), a wholly-owned subsidiary of Wuhan Iron and Steel Group Company, for the establishment of a Chinese joint venture company (the “Chinese Joint Venture”) to manufacture and sell laser-welded blank products within the People’s Republic of China (the “PRC”). In exchange for 50% ownership of the Chinese Joint Venture, each of NMP Asia and WISCO agreed to contribute $1.25 million to the Chinese Joint Venture, which will operate under the name WISCO Noble (Wuhan) Laser Welding Technology Co., Ltd.

Under the terms of the agreement, the Chinese Joint Venture would enter into a license agreement with NMP Asia (or its affiliates) wherein NMP Asia (or its affiliates) would provide certain technology and know-how to the Chinese Joint Venture in return for royalty payments from the sale of the Chinese Joint Venture’s products. The Chinese Joint Venture would also enter into a steel supply agreement with WISCO (or one of its affiliates) providing for the supply of the steel necessary for the manufacture of the Chinese Joint Venture’s products. We have also agreed to contribute operating management and technical expertise to the Chinese Joint Venture, as well as training to the Chinese Joint Venture associates. Each party has agreed to limit its ability to compete with the Chinese Joint Venture in the sale of the Chinese Joint Venture’s products within the PRC.

In February 2007, the parties received approval for the Chinese Joint Venture by local governmental authorities within the PRC. Production is expected to begin in the second half of 2007.

For more information on the Chinese Joint Venture, see “Item 1A.—Risk Factors; The inability to effectively manage risks associated with international operations could adversely affect our business” and “Item 8.—Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements.”

Acquisition of Tailored Laser—Welded Blank Business of Arcelor, S.A.

In October 2006, we entered into a binding letter of intent with Arcelor, S.A., a Luxembourg Corporation (“Arcelor”), with respect to a strategic business combination involving substantially all of the tailored laser-welded blank business conducted by Arcelor and its affiliates in Europe, India, China and the U.S. (the “Arcelor Business”). Arcelor is a member of the Arcelor Mittal group, which is the world’s leading steel company, with 330,000 employees in more than 60 counties.

In March 2007, we entered into a definitive Share Purchase Agreement with Arcelor, pursuant to which we will acquire the Arcelor Business in exchange for (i) 9.375 million newly-issued shares of our common stock, (ii) $116.3 million less capitalized lease obligations, accrued taxes and adjustments for working capital at closing to be paid in cash, and (iii) $15.0 million to be paid in the form of a 6% subordinated note maturing in 2012.

At closing, Arcelor will transfer (i) to one of our European subsidiaries, all the outstanding equity interests in a new Arcelor subsidiary that will own substantially all the outstanding Arcelor Business in Europe, China and India, and (ii) to one of our U.S. subsidiaries, all the outstanding equity interests in Arcelor’s U.S. subsidiary that operates the U.S. portion of the Arcelor Business. The Arcelor Business we are acquiring does not include two laser-welded blank production plants owned by Arcelor subsidiaries in Belgium and Germany. In addition, subject to the approval of certain third parties, we may acquire the business of Powerlasers Limited, an affiliate of Arcelor, for an estimated purchase price of approximately $50 million (subject to adjustment based on the financial performance of Powerlasers Limited).

The Arcelor transaction is expected to close in the second or third quarter of 2007, subject to several conditions, including approval of the transaction by our stockholders and any requisite regulatory approval. For more information on this transaction, see “Item 1A.—Risk Factors; The inability to effectively manage risks associated with international operations could adversely affect our business,” “Item 1A.—Risk Factors;—Significant influence may affect our business and stockholders,” “Item 8.—Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements” and our 2007 Proxy Statement, which may be obtained, when it becomes available, without charge at the SEC’s website at www.sec.gov, or at the Company’s website at www.nobleintl.com under the “Investor Relations” tab.

NARRATIVE DESCRIPTION OF INDUSTRY SEGMENT

As of December 31, 2006 our operating subsidiaries are organized into one reporting segment providing 21st Century Auto Body Solutions® primarily to the automotive industry. This segment includes Noble Metal Processing (Warren, Michigan), Noble Metal Processing—Kentucky, Noble Metal Processing Canada, Noble Metal Processing—Australia, Noble Metal Processing—Ohio, Noble Summit Metal Processing de Mexico (the “Silao Facility”), Noble Advanced Technologies (formerly “Noble Tubular Products” and “Prototube”), Pullman Industries (includes three Michigan facilities), Pullman Industries of Indiana, Pullman de Puebla (Mexico) and Pullman de Queretaro (Mexico). Customers include OEMs such as General Motors, DaimlerChrysler, Ford, Honda, Volkswagen and Nissan, as well as other companies that are suppliers to OEMs (“Tier I” suppliers). We, as a Tier I and a supplier to Tier I companies (“Tier II’) provide prototype, design, engineering, laser welded blanks and tubes, roll-formed products and other automotive component services.

Our manufacturing facilities in Warren, Michigan; South Haven, Michigan (2); Spring Lake, Michigan; Butler, Indiana; Shelbyville, Kentucky and Brantford, Canada have been awarded ISO 14001 and TS16949 certifications. Our facilities in Silao, Mexico and Queretaro, Mexico have been awarded TS16949 certifications. Our facility in Warren, Michigan has been awarded Q1 certification from Ford.

The process of laser-welding involves the concentration of a beam of light, producing energy densities of 16 to 20 million watts per square inch at the point where two metal pieces are to be joined. Laser-welding allows rapid weld speeds with low heat input, thus minimizing topical distortion of the metal and resulting in ductile and formable welds that have mechanical properties comparable to, or in some cases superior to, the metal being welded. Laser welds provide improved performance as well as visual aesthetics and allow significant automation of the welding process.

The integration of the Pullman roll-forming and P-tech® hot forming technology with our laser-welding technology further enhances our 21st Century Auto Body Solutions® strategy. Roll-forming is a continuous, rapid, low-scrap forming method that improves upon the production cost and tooling burden of traditional metal stamping. Parts are formed into final shape progressively passing through sets of roller dies. As an additional competitive advantage, this forming method can be used with ultra high strength steels that cannot be stamped, furthering our ability to supply parts for advancing vehicle structures. Roll-formed components are applied to the vehicle in the trim, base structure, and impact system areas. With P-tech® hot forming, low-cost, heat treatable steel is formed into highly complex and efficient engineered structures, and then heat treated to form the strongest of steels: martensite. This unique combination of formability and strength enables our engineers to provide impact structure to the automakers with aluminum-like strength to weight performance while maintaining the cost advantages of steel. Combined with roll-forming, the proprietary P-tech® hot forming technology places us at the forefront of impact structure and energy management design and production. Both roll-forming and P-tech® add up to 15 unique product applications to our portfolio, but more important, they complement most of the existing product applications by adding additional cost, weight and strength efficiencies.

The combination of laser-welding, roll-forming and P-tech® technologies offers significant advantages over other welding and forming technologies, including cost, weight and safety benefits. We have developed a technology and production process that we believe permits us to produce products more quickly and with higher quality and tolerance levels than our competitors. The UltraLight Steel Auto Body Consortium, a worldwide industry association of steel producers, commissioned a study which concluded that laser welded blanks and tubes will play a significant role in car manufacturing in the next decade as the automotive industry is further challenged to produce lighter cars for better fuel economy with enhanced safety features and lower manufacturing costs. The studies identified 19 potential applications for laser-welding blanks per vehicle. We have identified nine additional potential applications. In addition, we have identified 17 potential applications for laser welded tubular structures.

We market our products to automakers by promoting the integrated benefits of laser-welding and roll-formed products. We have quantified the benefits of incorporating our products into customer vehicles, which may include lower total cost, lower vehicle weight, improved crash performance and reductions in steel usage. Our sales force actively markets our products to automaker engineers as well as to management to drive penetration of our products into more vehicles.

DESIGN AND ENGINEERING

The development of new automobile models or the redesign of existing models generally begins two to five years prior to the marketing of such models to the public. Our engineering staff typically works with OEM and Tier I engineers early in the development phase to design specific automotive body components for the new or redesigned models. We also provide other value-added services, such as prototyping, to our customers.

Our engineering and research staff designs and integrates proprietary laser-welding and roll-formed systems using the latest design techniques. These systems are for our exclusive use and are not marketed or sold to third parties. Continued strategic investment in process technology is essential for us to remain competitive in the markets we serve, and we plan to continue to make research and development expenditures. During the years ended December 31, 2006, 2005 and 2004, we expensed $0.7 million, $0.2 million and $0.2 million, respectively, on research and development.

Noble Advanced Technologies (“NAT”) is an organization within Noble which is completely dedicated to product and process research and development activities. The NAT product application engineers enter early into the automaker’s design process to gain better access to component sales. Several new processes are under development to enhance market competitiveness and scope for the auto structures. Research spans laser-welding, roll-forming, and metallurgical transformation processes and includes supporting design and simulation techniques. NAT is responsible for our intellectual property development and protection.

MARKETING

Our sales and engineering staff is located in direct proximity to major customers. Typically, OEMs and Tier I suppliers conduct a competitive bid process to select suppliers for the parts that are to be included in end products. Our direct sales force, marketing and technical personnel work closely with OEM engineers to satisfy the OEMs’ specific requirements. In addition, our technical personnel spend a significant amount of time assisting OEM engineers in product planning and integration of our products in future automotive models.

RAW MATERIALS

The raw materials required for our products include rolled steel, coated steel, and gases including helium, carbon dioxide and argon. We obtain our raw materials and purchased parts from a variety of suppliers. We do not believe that we are dependent upon any one of our suppliers, despite concentration of purchasing of certain materials from a few sources, as other suppliers of the same or similar materials are readily available. We typically purchase our raw materials on a purchase order basis as needed and have generally been able to obtain adequate supplies of raw materials for our operations. The majority of the steel used in our operations is purchased through OEMs’ steel buying programs. Under these programs we purchase the steel from specific suppliers at the steel price the customer negotiated with the steel suppliers. Although we do take ownership and the attendant risks of ownership of the steel, the price at which the steel is purchased is fixed for the duration of each program. Further, a portion of the automotive operations involves the toll processing of materials supplied by another Tier I supplier, typically a steel manufacturer or processor. Under these toll processing arrangements, we charge a specified fee for operations performed without acquiring ownership of the steel.

PATENTS AND TRADEMARKS

We own numerous patents and patents pending and certain trademarks related to our products and methods of manufacturing. It is our belief that the loss of any single patent or group of patents would not have a material adverse effect on our business. We also have proprietary technology and equipment that constitute trade secrets, which we have chosen not to register to avoid public disclosure thereof. We rely upon patent and trademark law, trade secret protection and confidentiality or license agreements with our employees, customers and third parties to protect our proprietary rights.

SEASONALITY

Our operations are largely dependent upon the automotive industry, which is highly cyclical and is dependent upon consumer spending. In addition, the automotive component supply industry is somewhat seasonal. Increased revenues and operating profit are generally experienced during the second calendar quarter as a result of the automotive industry’s spring selling season, the peak sales and production period of the year. Revenue and operating profit generally decrease during July and December of each year as a result of changeovers in production lines for new model years as well as scheduled OEM plant shutdowns for vacations and holidays. For more information on this topic, see “Item 1A.—Risk Factors; Our business could be adversely affected by the cyclicality and seasonality of the automotive industry.”

CUSTOMERS

In 2006, automotive industry customers accounted for substantially all of our consolidated net sales. Certain customers accounted for significant percentages (greater than 10%) of our consolidated net sales for the years ended December 31 as follows:

	2006	2005	2004
DaimlerChrysler	40%	37%	34%
General Motors	24%	21%	24%
Ford Motor Company	20%	28%	29%

For more information on the concentrated nature of our significant customers, see “Item 1A.—Risk Factors; The loss of any significant customer or the failure of any significant customer to pay amounts due to us could have a material adverse effect on our business.”

COMPETITION

The automotive component supply and tooling component industries are highly competitive. Our primary competitors across various markets are TWB Company, Shiloh Industries, Powerlasers, Shape Corporation, Magna International, Global Automotive Systems and Flex-N-Gate, among others. In addition, some OEMs produce some of the products we provide in-house. Competition is based on many factors, including engineering, product design, process capability, quality, cost, delivery and responsiveness. We believe that our performance record places us in a strong competitive position although there can be no assurance that we can continue to compete successfully against existing or future competitors in each of the markets in which we compete. For more information on this topic, see “Item 1A.—Risk Factors; Our business faces substantial competition.”

ENVIRONMENTAL MATTERS

We are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways, and generation, handling, storage, transportation, treatment and disposal of waste materials. We are also subject to other federal and state laws and regulations regarding health and safety matters. Each of our production facilities have permits and licenses allowing and regulating air emissions and water discharges. We believe that we are currently in compliance with applicable environmental and health and safety laws and regulations. For more information on this topic, see “Item 1A.—Risk Factors; We are subject to the requirements of federal, state and local environmental and occupational health and safety laws and regulations.”

EMPLOYEES

As of December 31, 2006, we employed approximately 2,100 associates including approximately 1,700 production employees and 400 managerial, engineering, research and administrative personnel. Approximately 1,200 associates are employed in the United States. For additional information about our employees, see “Item 1A.—Risk Factors; Our business could be adversely affected by the risk of labor interruptions.”

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

International operations are subject to certain additional risks inherent in conducting business outside the United States such as changes in currency exchange rates, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action. The tables below identify the breakdown of our revenues by country (which are classified based upon country of production) and long-lived assets by country, which consist primarily of fixed assets (in thousands):

Net Sales	2006	2005	2004
United States	$279,205	$248,234	$249,214
Canada	127,893	110,507	82,982
Mexico	23,572	4,400	—
Australia	10,702	679	415

	$441,372	$363,820	$332,611

Long-Lived Assets	2006	2005	2004
United States	$174,438	$63,022	$67,036
Canada	6,698	4,982	4,445
Mexico	33,795	11,349	—
Australia	1,066	1,103	483

	$215,997	$80,456	$71,964

For additional information about our overall financial results, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8.—Financial Statements and Supplementary Data.”

AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports, are available without charge through our website, www.nobleintl.com, as soon as reasonably practicable after we file these reports electronically or furnish them to the SEC. Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Report or other documents we file with, or furnish to, the SEC. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our reports on its website, www.sec.gov.

Item 1A.	Risk Factors

The following factors are important and should be considered carefully in connection with any evaluation of our business, financial condition, results of operations and prospects. Additionally, the following factors could cause our actual results to differ materially from those reflected in any forward-looking statements.

There is no guarantee that we will be able to comply with all the terms of our credit facilities. To finance our operations, including costs related to various acquisitions, we have incurred indebtedness. At December 31, 2006, to finance our U.S. and Canadian operations, we maintain a $40.0 million revolving credit facility (“U.S. Revolver”) and a $70.0 million term loan (“U.S. Term Loan”) through a syndicate of commercial banks. These credit facilities were entered into in October 2006 in connection with our acquisition of Pullman. Prior to October 2006, we maintained a $35.0 million revolving credit facility with one commercial bank. The U.S. Revolver and U.S. Term Loan mature in October 2011. The U.S. Revolver is subject to a borrowing base formula based upon eligible accounts receivable and inventory in the U.S. and Canadian operations. We are required to pay $3.25 million each quarter on the U.S. Term Loan beginning in the first quarter 2007 until maturity. The credit facilities are secured by all U.S. tangible and intangible assets with the first perfected pledge of 100% of the stock of all domestic subsidiaries and 65% of the stock of foreign subsidiaries. There was $17.2 million outstanding on the U.S. Revolver and $70.0 million outstanding on the U.S. Term Loan at December 31, 2006. The credit facilities are subject to customary financial and other covenants including, but not limited to, limitations on debt, consolidations, mergers, and sales of assets, and bank approval on acquisitions over $15.0 million. At December 31, 2006, we were in compliance with all of the terms of our credit facilities.

At December 31, 2006, to finance our Mexican operations (excluding the Silao Facility), we maintain a $4.5 million revolving credit facility (“Mexico Revolver”) and a $7.9 million term loan (“Mexico Term Loan”) with a commercial bank. We assumed these credit facilities in connection with the Pullman acquisition. The Mexico Revolver matures in May 2007 and is expected to be renewed. There was $4.5 million outstanding on the Mexico Revolver at December 31, 2006. The borrowing base formula on the Mexico Revolver is 85% of eligible accounts receivable. The Mexico Term Loan matures in March 2009. We paid $1.0 million on our Mexico Term

Loan in the fourth quarter 2006 and are scheduled to pay $2.4 million, $3.7 million and $1.8 million in 2007, 2008 and 2009, respectively. These credit facilities are secured by substantially all of our Mexican operations’ tangible and intangible assets (excluding the Silao Facility). In addition to certain financial covenants, these credit facilities place restrictions on our ability to incur additional indebtedness or pledge assets in our Mexican operations (excluding the Silao Facility). At December 31, 2006, we were in compliance with all terms of our Mexican credit facilities.

In October 2006, we amended and restated our $32.5 million 4% unsecured convertible subordinated notes (“Amended and Restated Convertible Notes”). The Amended and Restated Convertible Notes paid interest at 6% per annum and had an initial conversion price of $18.50, which was subject to a mandatory reset at 125% of the 45-day trailing average closing common stock price at July 1, 2007. The Amended and Restated Convertible Notes mature in October 2011, and we have certain redemption call rights in October 2009. The Amended and Restated Convertible Notes do not restrict the payment of dividends. In January 2007, we further amended the Amended and Restated Convertible Notes to increase the conversion price to $19.50, eliminate the reset provision and increase the interest rate to 8%.

Our business is subject to all of the risks associated with substantial leverage, including the risk that available cash may not be adequate to make required payments. Our ability to satisfy outstanding debt obligations from cash flow is dependent upon our future performance and is subject to financial, business and other factors, many of which may be beyond our control. In the event that we do not have sufficient cash resources to satisfy our repayment obligations, we would be in default under the agreements pursuant to which such obligations were incurred, which would have a material adverse effect on our business. To the extent that we are required to use cash resources to satisfy interest payments to the holders of outstanding debt obligations, we will have fewer resources available for other purposes. We may increase our leverage in the future, whether as a result of operational or financial performance, acquisition or otherwise.

The loss of any significant customer or the failure of any significant customer to pay amounts due to us could have a material adverse effect on our business. Sales to the automotive industry accounted for substantially all of our net sales in 2006. In addition, our automotive sales are highly concentrated among a few major OEMs and Tier I suppliers. As is typical in the automotive supply industry, we have no long-term contracts with any of our customers. Our customers provide annual estimates of their requirements; however, sales are made on a short-term purchase order basis. There is substantial and continuing pressure from the major OEMs and Tier I suppliers to reduce costs, including the cost of products purchased from outside suppliers. If in the future we are unable to generate sufficient production cost savings to offset price reductions, our gross margins could be adversely affected.

Acquisitions could materially and adversely affect our financial performance. The automotive component supply industry is undergoing consolidation as OEMs seek to reduce both their costs and their supplier base. Future acquisitions may be made to enable us to expand into new geographic markets, add new customers, provide new products, expand manufacturing and service capabilities and increase automotive model penetration with existing customers. We may not be successful in identifying appropriate acquisition candidates or in successfully combining operations with such candidates if they are identified. It should be noted that any acquisitions could involve the dilutive issuance of equity securities or the incurrence of debt. In addition, acquisitions involve numerous other risks, including difficulties in assimilation of the acquired company’s operations following consummation of the acquisition, the diversion of management’s attention from other business concerns, risks of producing products we have limited experience with, the potential loss of key customers of the acquired company, and the ability of pre-acquisition due diligence to identify all possible issues that may arise with respect to products of the acquired company. As an example, we have recently announced the execution of definitive agreements related to our acquisition of substantially all of the Arcelor Business in Europe, China, India and the U.S. Any one or more of the above-identified risks (or other risks not identified above) could be realized in the context of assimilating the Arcelor Business, its customers, suppliers and personnel.

Our business may be adversely affected by the failure to obtain business on new and redesigned model introductions. Our automotive product lines are subject to change as our customers, including both OEMs and Tier I suppliers, introduce new or redesigned products. We compete for new business both at the beginning of the development phase of new vehicle models, which generally begins two to five years prior to the marketing of such models to the public, and upon the redesign of existing models. Our net sales would be adversely affected if we fail to obtain business on new models, fail to retain or increase business on redesigned existing models, if our customers do not successfully introduce new products incorporating our products, or if market demand for these new products does not develop as anticipated.

Our business faces substantial competition. Markets for all of our products are extremely competitive. We compete based upon a variety of factors, including engineering, product design, process capability, quality, cost, delivery and responsiveness. In addition, with respect to certain of our products, we face competition from divisions of our OEM customers. Our business may be adversely affected by competition, and we may not be able to maintain our profitability if the competitive environment changes.

We are dependent upon the continuous improvement of our production technologies. Our ability to continue to meet customer demands within our automotive operations with respect to performance, cost, quality and service will depend, in part, upon our ability to remain technologically competitive with our production processes. New automotive products are increasingly complex, require increased welding precision, use of various materials and have to be run at higher production speeds and with lower scrap ratios in order to reduce costs. The investment of significant additional capital or other resources may be required to meet this continuing challenge. If we are unable to improve our production technologies, we may lose business and possibly be forced to exit from the particular market.

Our dedication of design and engineering resources may have a material adverse effect on our financial condition, cash flow or results of operations. Within the automotive industry, OEMs and Tier I suppliers require their suppliers to provide design and engineering input during the product development process. The direct costs of design and engineering are generally borne by our customers. However, we bear the indirect cost associated with the allocation of design and engineering resources to such product development projects. Despite our up-front dedication of design and engineering resources, our customers are under no obligation to order the subject components or systems from us following their development. In addition, when we deem it strategically advisable, we may also bear the direct up-front design and engineering costs as well.

Our business could be adversely affected by the cyclicality and seasonality of the automotive industry. The automotive industry is highly cyclical and dependent on consumer spending. Economic factors adversely affecting automotive production and consumer spending could adversely impact our business. In addition, the automotive component supply industry is somewhat seasonal. Our need for continued significant expenditures for capital equipment purchases, equipment development and ongoing manufacturing improvement and support, among other factors, make it difficult for us to reduce operating expenses in a particular period if our net sales forecasts for such period are not met, because a substantial component of our operating expenses are fixed costs. Generally, revenue and operating profit increase during the second calendar quarter of each year as a result of the automotive industry’s spring selling season, which is the peak sales and production period of the year. Revenue and operating profit generally decrease during July and December of each year as a result of changeovers in production lines for new model years as well as scheduled OEM plant shutdowns for vacations and holidays.

Our historical results of operations have generally not reflected typical cyclical or seasonal fluctuations in revenues and operating profit. The acquisitions and divestitures completed by us and new product sales growth have resulted in a growth trend through successive periods, which has masked the effect of typical seasonal fluctuations. We may not continue our historical growth trend, continue to be profitable, or conform to industry norms for seasonality in future periods.

We are subject to U.S. and global economic risks and uncertainties. Demand in the automotive industry is significantly dependent on the U.S. and the global economies, and our business and profitability are exposed to current and future uncertainties. Demand in the automotive industry fluctuates in response to overall economic conditions and is particularly sensitive to changes in interest rate levels, consumer confidence and fuel costs. The threat or act of terrorism and war, the recession, higher energy costs and other recent developments have adversely affected consumer confidence throughout the U.S. and much of the world, and exacerbated the uncertainty in our markets. The future impact resulting from changes in economic conditions is difficult to predict. Our results of operations would be harmed by any sustained weakness in demand or continued downturn in the economy.

Our net sales are impacted by automotive retail inventory levels and production schedules. In recent years, OEM customers have significantly reduced their production and inventory levels due to the uncertain economic environment. It is extremely difficult to predict future production rates and inventory levels for such OEM customers. Any additional decline in production rates and/or inventory levels would adversely affect our operating results.

We are under pressure from our customers to reduce prices. We and other suppliers to the automotive markets face continued price reduction pressure from our customers. The U.S.-based OEMs, in particular, have experienced significant market share erosion to non-U.S.-based OEMs over the past few years, thereby putting pressure on their profitability. These OEMs respond by pressuring their suppliers, including us, to reduce the prices of products sold to such OEMs. To the extent this trend continues, the price reduction pressures experienced will be ongoing. While we constantly strive to sustain and improve our margins through a variety of efforts, we may not be able to maintain or improve our operating results in the face of such price reduction pressures.

Our business could be adversely affected by the risk of labor interruptions. Within the automotive supply industry, substantially all of the hourly employees of the OEMs and many Tier I suppliers are represented by labor unions and work pursuant to collective bargaining agreements. The failure of any of our significant customers to reach agreement with a labor union on a timely basis, resulting in either a work stoppage or strike, could have a material adverse effect on our business. A summary of our union relationships is summarized in the following table:

Facility	Union	Contract Start Date	Contract End Date
Warren, MI	UAW 155	Jan 2004	Dec 2009
South Haven, MI (1)	UAW 1210	Sep 2005	Sep 2010
South Haven, MI (2)	Teamsters 7	Oct 2005	Oct 2009
Silao, MEX	Confederation of Mexican Workers	Annual	Annual
Puebla, MEX	Confederation of Workers & Farm Laborers	Annual	Annual
Queretaro, MEX	Confederation of Workers & Farm Laborers	Annual	Annual

Although no facility has been subject to a strike, lockout or other major work stoppage, any such incident would have a material adverse effect on our operating profit. Any facility not listed above does not have a union relationship.

We may incur losses as a result of product liability exposure. As a supplier to the automotive market, we face an inherent business risk of exposure to product liability claims if the failure of one of our products results in personal injury or death. Material product liability losses may occur in the future. In addition, if any of our products prove to be defective, we may be required to participate in a recall involving such products. We maintain insurance against product liability claims, but there can be no assurance that such coverage may be adequate or may continue to be available to us on acceptable terms or at all. A successful claim brought against us in excess of available insurance coverage or a requirement to participate in any product recall could have a material adverse effect on our business.

We are subject to the requirements of federal, state and local environmental and occupational health and safety laws and regulations. Although we have made and will continue to make expenditures to comply with environmental requirements, these requirements are constantly evolving, and it is impossible to predict whether compliance with these laws and regulations may have a material adverse effect on us in the future. If a release of hazardous substances occurs on or from our properties or from any of our disposals at offsite disposal locations, or if contamination is discovered at any of our current or former properties, we may be held liable, and the amount of such liability could be material.

Our ability to operate efficiently may be impaired if we lose key personnel. Our operations are dependent upon our ability to attract and retain qualified employees in the areas of engineering, operations and management, and are greatly influenced by the efforts and abilities of our Chairman and executive officers. We have employment agreements with our Chairman and several executive officers. We do not maintain key-person life insurance on our executives.

Significant influence may affect our business and stockholders. Our Chairman, Robert J. Skandalaris owns and/or controls approximately 16% of our outstanding common stock. If we complete the acquisition of the Arcelor Business, Arcelor will own approximately 40% of our then outstanding common stock. As a result, Mr. Skandalaris and Arcelor, individually and collectively will be able to exert significant influence over the outcome of all matters submitted to a vote of our stockholders, including the election of directors, amendments to our Certificate of Incorporation and approval of significant corporate transactions. In addition, if we complete the acquisition of the Arcelor Business, Mr. Skandalaris and Arcelor have agreed to vote similarly on various strategic and extraordinary matters. Such consolidation of voting power could also have the effect of delaying, deterring or preventing a change in control that might be beneficial to other stockholders.

Certain provisions of our Certificate of Incorporation and Bylaws may inhibit changes in control not approved by the Board of Directors. These anti-takeover provisions include: (i) a prohibition on stockholder action through written consents; (ii) a requirement that special meetings of stockholders be called only by the Board of Directors; (iii) advance notice requirements for stockholder proposals and nominations and; (iv) limitations on the ability of stockholders to amend, alter or repeal the Bylaws. We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects.

The inability to effectively manage risks associated with international operations could adversely affect our business. We operate international production facilities in Canada, Australia and Mexico. In November 2006, we announced our entry into the Chinese Joint Venture relationship with WISCO in the PRC. We also announced, in October 2006, our execution of a binding letter of intent to engage in a strategic business combination with the Arcelor Business, which has significant operations in Europe, India and China. In March 2007, we announced our execution of definitive agreements relating to our strategic business combination with the Arcelor Business. While the Chinese Joint Venture with WISCO has not commenced operations, and we have not yet completed the acquisition of the Arcelor Business, we expect each to occur in the 2007 calendar year. Our business strategy may include the further continued expansion of international operations. As we expand our international operations, we will increasingly be subject to the risks associated with such operations, including: (i) fluctuations in currency exchange rates; (ii) compliance with local laws and other regulatory requirements; (iii) restrictions on the repatriation of funds; (iv) inflationary conditions; (v) political and economic instability; (vi) war or other hostilities; (vii) overlap of tax structures; and (viii) expropriation or nationalization of assets.

We cannot predict the effect that future sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock. On January 10, 2006, our Board of Directors authorized and declared a three-for-two stock split of our common stock to shareholders of record on January 27, 2006, effected on February 3, 2006 (the “Stock Split”). As a result of the Stock Split, the total float of our shares of common stock increased proportionately, thereby increasing the potential future sales of common stock. Approximately 16% of the shares of common stock currently issued and outstanding are “restricted securities” as that term is defined under Rule 144 under the Securities Act of 1933, as amended (“Rule 144”), and may not be sold unless they are registered or unless an exemption from registration, such as the exemption provided by Rule 144, is available. All of these restricted securities are currently eligible for resale pursuant to Rule 144, subject in most cases to the volume and manner of sale limitations prescribed by Rule 144.

Trading price volatility may adversely affect the market price of our common stock. The trading price of our common stock could be subject to significant fluctuations in response to, among other factors, variations in operating results, developments in the automotive industry, general economic conditions, fluctuations in interest rates and changes in securities analysts’ recommendations regarding our securities.

The failure of SET could have material adverse affect on our financial condition. We currently hold $10.0 million face value of SET preferred stock and 4% of the issued and outstanding shares of SET common stock. The investment in preferred stock is recorded at $1.95 million at December 31, 2006. There is no amount recorded for the investment in common stock. In addition, we provide a $3.0 million guarantee of SET’s senior debt. This guarantee is reduced $0.5 million on a quarterly basis beginning in the first quarter 2008. The failure of SET’s business could materially adversely affect our financial condition if it resulted in SET’s inability to pay dividends or its senior debt resulting in our requirement to perform under the guarantee. In addition, our relationship with SET provides minority content in product sold to certain OEMs. These OEMs use a supplier’s percentage of minority content as a consideration when awarding new business. To the extent that we could not replace minority content provided by SET with content from another minority business enterprise, the failure of SET could affect the future award of new business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2006, we operated seven production facilities in the United States, one facility in Canada, one facility in Australia, and three facilities in Mexico. These facilities are used for multiple purposes and range in size from 38,000 square feet to 524,000 square feet, with an aggregate of 1.724 million square feet. We own two facilities in Mexico and one facility in the United States. The other production facilities are leased under operating leases with expiration dates ranging from 2008 to 2019.

In addition, we have a facility lease (69,000 square feet) assumed in the LWI acquisition that is currently not being used in operations. In May 2006, we entered into an agreement to sublease this building. Both leases expire in 2007.

None of our facilities, other than the LWI facility, is materially underutilized. We believe that all of our property and equipment, owned or leased, is in good, working condition, is well maintained and provides sufficient capacity to meet our current and expected manufacturing and distribution needs.

Item 3.	Legal Proceedings

We are not a party to any legal proceedings, other than routine litigation incidental to our business, none of which is material.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ National Market under the symbol NOBL. The following table sets forth the range of high and low closing prices, adjusted for the Stock Split, for the common stock for each period indicated:

	High	Low
2006
First Quarter	$17.62	$12.74
Second Quarter	16.80	13.31
Third Quarter	15.61	12.16
Fourth Quarter	20.37	12.56

2005
First Quarter	$16.93	$13.77
Second Quarter	15.75	12.22
Third Quarter	17.83	15.58
Fourth Quarter	16.62	13.86

As of March 1, 2007, there were approximately 49 record holders and approximately 1,573 beneficial owners of our common stock.

Dividends

During the years ended December 31, 2006 and 2005, we paid dividends on a quarterly basis in the annual aggregate amount of $4.3 million and $3.7 million, respectively. In May 2006, our Board of Directors approved a resolution to increase the quarterly cash dividend to $0.08 per share. There are no restrictions that currently limit our ability to pay, or that we believe are likely to limit the future payment of ordinary dividends to our equity holders. We expect that comparable cash dividends will continue to be paid in the future.

Performance Graph

Not withstanding anything to the contrary set forth in any of our previous filings with the SEC that might incorporate future filings or this Report, the following performance graph and accompanying data shall not be deemed to be incorporated by reference into any such filings. In addition, such information shall not be deemed to be “soliciting material” or “filed” with the SEC.

The following graph demonstrates the cumulative total return, on an indexed basis, to the holders of our common stock in comparison with the Russell 2000 Index and the Dow Jones Auto Part Index. We selected the Dow Jones Auto Part Index because the companies included therein are engaged in either the manufacturing of motor vehicles or related parts and accessories.

The graph assumes $10,000 invested on December 31, 2001 in the Common Stock, in the Russell 2000 Index and the Dow Jones Auto Part Index. The historical performance shown on the graph is not necessarily indicative of future price performance.

Total Shareholder Return

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Dow Jones Auto Parts Index	$10,000	$8,832	$12,318	$12,728	$10,509	$11,036
Russell 2000 Index	$10,000	$7,761	$11,282	$13,200	$13,638	$15,957
Noble	$10,000	$9,835	$29,835	$27,045	$28,140	$41,426

Total shareholder return is determined by dividing (i) the sum of (A) the cumulative amount of dividends for a given period (assuming dividend reinvestment) and (B) the change in share price between the beginning and end of the measurement period, by (ii) the share price at the beginning of the measurement period.

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding our equity compensation plans is incorporated by reference from Item 12 of this Form 10-K “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five fiscal years in the period ended December 31, 2006 is derived from our audited financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein or in prior filings. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Numbers from the following consolidated statement of operations are subject to rounding and are presented in millions of dollars (except share and per share data).

	2006	2005	2004	2003	2002
Consolidated Statements of Operations:
Net sales	$441.4	$363.8	$332.6	$183.8	$120.8
Cost of sales	402.9	326.0	294.7	156.9	102.9

Gross margin	38.4	37.8	37.9	26.9	17.9
Selling, general and administrative	22.1	16.0	15.9	12.3	10.3

Operating profit	16.3	21.8	22.0	14.6	7.6
Interest income	1.2	0.6	0.3	0.6	0.9
Interest expense	(5.7)	(2.9)	(3.5)	(2.4)	(0.8)
Litigation settlement	—	—	—	0.1	(1.1)
(Loss) gain on value of convertible option derivative liability	(0.6)	—	2.5	—	—
Impairment recovery (charges) (1)	1.0	(10.1)	(0.1)	—	—
Other, net	0.5	1.2	0.5	0.9	(0.9)

Earnings from continuing operations before income taxes and minority interest	12.7	10.6	21.7	13.8	5.7
Income tax expense	3.9	5.6	6.3	4.7	1.6

Earnings from continuing operations before minority interest	8.9	5.1	15.4	9.1	4.1
Minority interest	(1.1)	—	—	—	—

Earnings from continuing operations	7.8	5.1	15.4	9.1	4.1

Discontinued operations:
(Loss) from discontinued operations	—	—	(0.1)	(3.2)	(17.4)
Gain (loss) on sale of discontinued operations	—	—	0.1	(0.7)	0.1

Earnings (loss) before extraordinary items	7.8	5.1	15.4	5.2	(13.2)
Extraordinary items (2)	—	—	—	—	0.3

Net earnings (loss)	$7.8	$5.1	$15.4	$5.2	$(12.9)

Dividends declared and paid per share	$0.31	$0.27	$0.27	$0.21	$0.21

Basic earnings (loss) per common share:
Earnings per common share from continuing operations before extraordinary items	$0.55	$0.37	$1.05	$0.78	$0.38
(Loss) per common share from discontinued operations before extraordinary items	—	—	—	(0.33)	(1.64)
Extraordinary items (2)	—	—	—	—	0.03

Basic earnings (loss) per common share	$0.55	$0.37	$1.05	$0.45	$(1.23)

Basic weighted average common shares outstanding	14,071,304	13,946,801	13,697,253	11,669,208	10,492,730

Diluted earnings (loss) per common share:
Earnings per common share from continuing operations before extraordinary items	$0.55	$0.36	$0.96	$0.73	$0.38
(Loss) per common share from discontinued operations before extraordinary items	—	—	—	(0.29)	(1.60)
Extraordinary items (2)	—	—	—	—	0.03

Diluted earnings (loss) per common share	$0.55	$0.36	$0.96	$0.44	$(1.20)

Diluted weighted average common shares outstanding	14,109,033	14,045,159	15,512,417	13,566,564	10,738,473

	2006	2005	2004	2003	2002
Other Financial Information:
Cash flow provided by (used in):
Continuing operations	$9.3	$17.4	$34.4	$9.2	$8.1
Investing activities	(97.0)	(10.3)	(14.5)	(3.6)	5.3
Financing activities	72.7	(2.9)	(3.5)	(3.8)	(8.9)

Consolidated Balance Sheet:
Total assets	$387.1	$209.3	$182.5	$143.0	$130.0
Net assets held for sale	—	—	3.8	9.3	18.1
Working capital	9.1	51.3	36.6	16.4	6.0
Total debt	143.7	41.3	38.6	53.0	57.6
Stockholders’ equity	87.3	82.9	79.6	50.8	42.1

Non-GAAP Financial Measures:

This information is not and should not be viewed as a substitute for financial measures determined under GAAP. Other companies may calculate these non-GAAP financial measures differently.
Reconcilation of EBITDA adjusted for other non-cash items to Earnings from Continuing Operations before income taxes (3):
Earnings from continuing operations before income taxes	$12.7	$10.6	$21.7	$13.8	$5.7
Net interest expense	4.5	2.2	3.2	1.8	(0.1)
(Loss) gain on value of convertible option derivative liability	0.6	—	(2.5)	—	—
Impairment (recovery) charges	(1.0)	10.1	0.1	—	—
Depreciation	11.8	10.1	9.4	7.0	5.7
Amortization	0.6	0.2	0.3	0.2	0.2

EBITDA adjusted for other non-cash items	$29.2	$33.3	$32.2	$22.8	$11.5

(1)	In 2004, we recognized an impairment charge of $0.1 million related to real estate assets held for sale. In 2005, we recognized impairment charges of $10.1 million: $0.02 million related to the write off of an investment in a private company in the automotive business originating in 2001, $2.1 million related to two non-core assets including real estate held for sale and notes receivable, both of which were related to businesses we sold, and $7.9 million related to our investments in SET. In 2006, we recovered $1.0 million in notes receivable previously impaired.
(2)	In 2002, we closed the purchase price allocation period regarding the acquisition of Noble Construction Equipment, Inc. and recognized a $0.315 million after-tax extraordinary gain on the transaction resulting from certain post-closing working capital adjustments that reduced the purchase price.
(3)	EBITDA adjusted for other non-cash items represents earnings from continuing operations before income taxes, plus net interest expense, depreciation, amortization expense and other non-cash items. EBITDA adjusted for other non-cash items is not presented as, and should not be considered, an alternative measure of operating results or cash flows from operations (as determined in accordance with generally accepted accounting principles), but is presented because it is a widely accepted financial indicator of a company’s ability to incur and service debt. While commonly used, however, EBITDA is not identically calculated by companies presenting EBITDA and is, therefore, not necessarily an accurate means of comparison, and may not be comparable to similarly titled measures disclosed by our competitors. We believe that EBITDA adjusted for other non-cash items is useful to both management and investors in their analysis of our ability to service and repay our debt. Further, we use EBITDA adjusted for other non-cash items for planning and forecasting in future periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto, and the other information included in this Report.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations begins with a brief description of our business, followed by a summary of our operating results to provide an overview of financial performance for fiscal years 2006, 2005 and 2004. This is followed by a discussion of results of operations for fiscal year 2006 compared to fiscal year 2005 and for fiscal year 2005 compared to fiscal year 2004. An analysis of changes in balance sheet and cash flows and a discussion of capital requirements and financing activities are then provided in the section entitled “Liquidity and Capital Resources.” Thereafter, discussions of off-balance sheet arrangements, contractual obligations, critical accounting policies, inflation, and the impact of new accounting pronouncements are provided.

GENERAL

We are a full-service provider of 21st Century Auto Body Solutions® primarily to the automotive industry. Our fiscal year is the calendar year. Customers include OEMs, such as General Motors, DaimlerChrysler, Ford, Honda, Volkswagen and Nissan, as well as other OEMs and companies which are suppliers to OEMs. We, as a Tier I and Tier II supplier, provide prototype, design, engineering, laser welded blanks and tubes, roll-formed products and other automotive component services. Our manufacturing facilities in Warren, Michigan; South Haven, Michigan (2); Spring Lake, Michigan; Butler, Indiana; Shelbyville, Kentucky and Brantford, Canada have been awarded ISO 14001 and TS16949 certifications. Our facilities in Silao, Mexico and Queretaro, Mexico have been awarded TS16949 certifications. Our facility in Warren, Michigan also has been awarded Q1 certification from Ford.

RESULTS OF OPERATIONS

To facilitate analysis, the following table sets forth certain financial data for the Company:

(In thousands of dollars)
	2006	2005	2004
Net sales	$441,372	363,820	$332,611
Cost of sales	402,941	326,017	294,680

Gross margin	38,431	37,803	37,931
Selling, general and administrative expenses	22,090	16,005	15,867

Operating profit	16,341	21,798	22,064
Interest income	1,186	634	351
Interest expense	(5,684)	(2,868)	(3,547)
(Loss) gain on value of convertible option derivative liability	(600)	—	2,458
Impairment recovery (charges)	1,000	(10,140)	(129)
Other, net	482	1,221	472

Earnings from continuing operations before income taxes	12,725	10,645	21,669
Income tax expense	3,857	5,586	6,308

Earnings from continuing operations before minority interest	8,868	5,059	15,361
Minority interest	(1,089)	34	—

Earnings from continuing operations	7,779	5,093	15,361
(Loss) from discontinued operations	—	—	(121)
Gain on sale of discontinued operations	—	—	121

Net earnings	$7,779	$5,093	$15,361

Fiscal 2006 vs. Fiscal 2005

Net Sales. Net sales increased by $77.6 million, or 21.3%, to $441.4 million for the year ended December 31, 2006 from $363.8 million for the year ended December 31, 2005. This increase was driven primarily by the acquisition of Pullman ($44.3 million), the launch of new facilities in Australia ($10.0 million) and Ohio ($18.4 million) and the launch of laser-welding at the Silao Facility ($8.0 million).

Cost of Sales. Cost of sales increased by $76.9 million, or 23.6%, to $402.9 million for the year ended December 31, 2006 from $326.0 million for the year ended December 31, 2005. The increase in cost of sales was primarily attributable to increased production volumes related to the increased sales in 2006 compared to 2005 and reflects a $1.2 million payment to a customer related to pricing givebacks and the signing of a long-term supply agreement. As a percentage of net sales, cost of sales increased to 91.3% in fiscal 2006 from 89.6% in 2005. This increase as a percentage of sales is attributable to costs incurred in 2006 for the launch of facilities in Australia and Ohio as well as laser-welding at the Silao Facility. In addition, costs related to new product launches at facilities acquired with Pullman in the fourth quarter 2006 increased cost of sales as a percentage of net sales in 2006.

Gross Margin. Gross margin increased $0.6 million, or 1.7%, to $38.4 million for the year ended December 31, 2006 from $37.8 million for the year ended December 31, 2005. As a percentage of sales, gross margin declined to 8.7% in fiscal 2006 compared to 10.4% in 2005. This decline is attributable to a $1.2 million payment to a customer related to pricing givebacks and the signing of a long-term supply agreement and costs related to the launch of facilities in Australia and Ohio as well as laser-welding at the Silao Facility. In addition, costs related to new product launches at facilities acquired with Pullman in the fourth quarter 2006 decreased gross margin as a percentage of net sales in 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased by $6.1 million, or 38.0%, to $22.1 million for the year ended December 31, 2006 from $16.0 million for the year ended December 31, 2005. As a percentage of sales, SG&A increased from 4.4% in fiscal 2005 to 5.0% in 2006. The $6.1 million increase in SG&A was driven primarily by costs related to facilities acquired with the Pullman acquisition ($3.0 million), severance payments incurred related to management changes ($0.7 million), additional management incentive compensation ($0.6 million), the hiring of personnel to support growth initiatives ($0.8 million), increased research and development costs ($0.5 million), increased legal costs ($0.3 million) and additional bad debt expense ($0.2 million).

Operating Profit. As a result of the foregoing factors, operating profit decreased $5.5 million, or 25.0%, to $16.3 million for the year ended December 31, 2006 from $21.8 million for the year ended December 31, 2005. As a percentage of sales, operating profit decreased to 3.7% in fiscal 2006 from 6.0% in fiscal 2005.

Interest Income. Interest income increased $0.6 million in fiscal 2006 to $1.2 million from $0.6 million in fiscal 2005. The increase in 2006 was due to higher cash balances in 2006 prior to the Pullman acquisition compared to 2005 as well as a higher interest rate environment.

Interest Expense. Interest expense increased $2.8 million to $5.7 million for the year ended December 31, 2006 from $2.9 million for the year ended December 31, 2005. The higher interest expense was primarily related to additional debt incurred pursuant to the Pullman acquisition ($1.9 million additional interest expense) including $20.6 million of debt at the Mexico operations ($0.4 million additional interest expense). In addition we had increased interest expenses related to the amendment of the Convertible Notes including $0.3 million from the acceleration of debt discount and $0.2 million from the write-off of deferred financing costs.

(Loss) Gain On Value of Convertible Option Derivative Liability. In October 2006, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and based upon provisions included in the Amended and Restated Convertible Notes, we bifurcated a conversion option and established the fair value of an embedded derivative separate from the debt instrument and recorded it as a derivative liability. At issuance, the estimated initial fair value of embedded derivative liability was $5.6 million, which was recorded as a discount to the Amended and Restated Convertible Notes. This derivative liability was adjusted for changes in fair value from the date of the amendment in October 2006 to December 31, 2006 with the corresponding charge of $0.6 million recorded to (loss) on value of convertible option derivative liability.

Impairment Recovery (Charges). Impairment recovery (charges) in 2006 include the reversal of a $1.0 million credit reserve on the Logistics Notes established in 2005 due to the full collection of amounts owed. We recognized impairment charges of $10.1 million in fiscal 2005 including a $7.9 million impairment charge related to our investments in SET and a $2.1 million impairment charge related to two non-core assets including real estate held for sale ($1.1 million) and the Logistics Notes ($1.0 million), both of which were related to businesses that we previously sold. In addition, our investment in a private company in the automotive business was written off entirely in 2005 for $0.2 million.

Other, net. Other income decreased $0.7 million from $1.2 million in fiscal 2005 to $0.5 million in fiscal 2006. Other income in 2006 is comprised primarily of a $0.5 million gain from the reversal of a potential liability favorably resolved at the Silao Facility. Other income in 2005 is comprised primarily of dividend income of $0.6 million and the recovery of previously written-off assets of $0.7 million offset by a loss on foreign currency transactions of ($0.1) million.

Income Tax Expense. Income tax expense decreased $1.7 million, to $3.9 million for the year ended December 31, 2006 from $5.6 million in 2005. The effective tax rate for 2006 was 30%. The 2006 effective rate is lower than the statutory rate of 35% due primarily to the release of a contingency related to a previously uncertain tax issue, prior year provision to return adjustments, and an increase in the expected research and development tax credits and foreign tax credits to become available in 2006 offset by the impact of the non-deductibility of the amortization of the debt discount. In addition, the statutory rate in certain foreign countries is less than the statutory rate of 35% in the U.S. The effective tax rate for fiscal 2005 was 53%. The effective rate is driven by the non-deductibility of impairment charges of $8.1 million (of the total $10.1 million in impairment charges). After earnings before income taxes are adjusted for these impairment charges, the effective rate is 30%. This adjusted effective rate is less than the statutory rate of 35% primarily due to the release of a contingency related to a previously uncertain tax issue which was resolved in 2005 and prior year provision to return adjustments offset by the impact of state taxes and the non-deductibility of the amortization of debt discount.

Earnings From Continuing Operations Before Minority Interest. As a result of the foregoing factors, earnings from continuing operations before minority interest increased $3.8 million, or 75.3%, to $8.9 million for the year ended December 31, 2006 from $5.1 million for the year ended December 31, 2005.

Minority Interest. We sold 49% of our interest in the Silao Facility in November 2005. The ($1.1) million minority interest in 2006 represents our partner’s 49% share of the net earnings from the Silao Facility in 2006. The minority interest of $0.03 million in 2005 represents our partner’s 49% share of the net loss from the Silao Facility in November and December 2005. The net loss is attributable to launch costs related to the establishment of laser-welding operations in the facility.

Fiscal 2005 vs. Fiscal 2004

Net Sales. Net sales from continuing operations increased by $31.2 million, or 9.4%, to $363.8 million for the year ended December 31, 2005 from $332.6 million for the year ended December 31, 2004. This increase was primarily the result of new programs launched and increased volumes on several of the automotive platforms on which we have sales. In addition, revenue was positively impacted by an increase in steel content as a percentage of overall sales as several new programs had higher steel content as a percentage of total selling price as well as the purchase of the Silao Facility.

Cost of Sales. Cost of sales from continuing operations increased by $31.3 million, or 10.6%, to $326.0 million for the year ended December 31, 2005 from $294.7 million for the year ended December 31, 2004. This increase in cost of sales was primarily attributable to increased production volume related to the increased sales in 2005 compared to 2004. As a percentage of net sales, cost of sales increased to 89.6% in fiscal 2005 from 88.6% in 2004. This increase as a percentage of sales is attributable to the increase in the purchase of steel as a percentage of overall cost of sales as well as launch costs incurred primarily in the fourth quarter of 2005 for the launch of our facilities in Ohio and Australia as well as the launch of laser-welding at the Silao Facility.

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

The portion of steel content in net sales is at a significantly lower margin than value-added laser-welding and other related value-added services. Gross margin in 2005 was also negatively impacted by costs incurred primarily in the fourth quarter related to the launch of our facilities in Ohio and Australia as well as the launch of laser-welding at the Silao Facility.

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

Operating Profit. As a result of the foregoing factors, operating profit from continuing operations decreased $0.3 million, or 1.2%, to $21.8 million for the year ended December 31, 2005 from $22.1 million for the year ended December 31, 2004. As a percentage of sales, operating profit decreased to 6.0% in fiscal 2005 from 6.6% in fiscal 2004.

Interest Income. Interest income from continuing operations increased $0.3 million in fiscal 2005 to $0.6 million from $0.3 million in fiscal 2004. The increase in 2005 was due to higher cash balances in 2005 compared to 2004, as well as higher yields from active cash management.

Interest Expense. Interest expense from continuing operations decreased $0.6 million to $2.9 million for the year ended December 31, 2005 from $3.5 million for the year ended December 31, 2004. The higher interest expense in fiscal 2004 compared to fiscal 2005 was primarily related to the 2004 $0.4 million write-off of deferred financing fees related to the early extinguishment of our term loan credit facility as well as lower interest in 2005 from the benefit of a full year of the lower interest under our $40.0 million 4% Convertible Notes (“Convertible Notes”). The proceeds from the Convertible Notes were used to pay down the higher interest term loan credit facility in the first quarter of 2004.

(Loss) Gain On Value Of Convertible Option Derivative Liability. In 2004, pursuant to SFAS 133 and based upon provisions included in the notes to our consolidated financial statements, we bifurcated a conversion option and established the fair value of an embedded derivative separate from the debt instrument and recorded it as a derivative liability. At issuance, the estimated initial fair value of embedded derivative liability was $3.5 million, which was recorded as a discount to the Convertible Notes and a derivative liability on the consolidated balance sheet. This derivative liability was adjusted quarterly for changes in fair value with the corresponding charge or credit to expense or income. During the period for which the embedded derivative was outstanding in 2004, we recognized a $2.5 million gain based upon the change in the fair value of the embedded derivative liability. The Convertible Notes were amended in the fourth quarter of 2004 to eliminate provisions which gave rise to the embedded derivative; therefore, there was no gain or loss on the derivative liability in 2005.

Impairment Recovery (Charges). We recognized impairment charges of $10.1 million in fiscal 2005. During the second quarter of 2005, we recorded a $0.2 million impairment charge related to an investment in a private company in the automotive business originating in 2001. Our investment was written-off entirely and the entity was subsequently liquidated. During the third quarter of 2005, we recognized a $2.1 million impairment charge related to two non-core assets including real estate held for sale and notes receivable, both of which were related to businesses that we previously sold. During the fourth quarter of 2005, we recorded a $7.9 million impairment charge related to investments in SET. These investments originated with our sale of its metal forming and stamping assets to SET in 2001. An impairment charge of $0.1 million in fiscal 2004 was related to real estate assets held for sale.

Other, net. Other income and expense, net increased by $0.7 million, from income of $0.5 million in fiscal 2004 to income of $1.2 million in fiscal 2005. Other income in 2005 is comprised primarily of dividend income of $0.6 million and the recovery of previously written-off assets of $0.7 million offset by a loss on foreign currency transactions of ($0.1) million. Other income in 2004 is comprised primarily of dividend income of $0.6 million and the collection of previously written-off accounts receivable of $0.2 million offset by a loss on disposal of fixed assets of ($0.2) million and a loss on foreign currency transactions of ($0.1) million.

Income Tax Expense. Income tax expense related to continuing operations decreased $0.7 million, to $5.6 million for the year ended December 31, 2005 from $6.3 million in 2004. The effective tax rate for fiscal 2005 was 53%. The effective rate is driven by the non-deductibility of impairment charges of $8.1 million (of the total $10.1 million in impairment charges). After earnings before income taxes are adjusted for these impairment charges, the effective rate is 30%. This adjusted effective rate is less than the statutory rate of 35% primarily due to the release of a contingency related to a previously uncertain tax issue which was resolved in 2005 and prior year provision to return adjustments offset by the impact of state taxes and the non-deductibility of the amortization of debt discount. The effective tax rate for 2004 was 29%. The 2004 effective rate is lower than the statutory rate of 34% due primarily to the determination that any gains on the change in value of the embedded derivative liability are not taxable. In addition, we recorded tax credits of $0.4 million in 2004.

Earnings From Continuing Operations Before Minority Interest. As a result of the foregoing factors, earnings from continuing operations before minority interest decreased $10.3 million, or 67%, to $5.1 million for the year ended December 31, 2005 from $15.4 million for the year ended December 31, 2004.

Minority Interest. We sold 49% of our interest in the Silao Facility in November 2005. The $0.03 million minority interest in 2005 represents our joint venture partner’s 49% share of the net loss from the Silao Facility in November and December 2005. The net loss is attributable to launch costs related to the establishment of laser-welding capabilities in the facility.

Liquidity and Capital Resources

Our cash requirements have historically been satisfied through a combination of cash flow from operations, equity issuances and debt financings. Working capital needs and capital equipment requirements have increased as a result of our growth and are expected to continue to increase as a result of anticipated growth. Anticipated increases in required working capital and capital equipment expenditures are expected to be met primarily from cash flow from operations, equity issuances and debt financing. As of December 31, 2006, we had net working capital of $9.1 million.

We generated cash from continuing operations of $9.3 million for the year ended December 31, 2006. Net cash generated from continuing operating activities was primarily the result of net earnings plus non-cash expenses such as depreciation, amortization and impairment charges of $24.6 million offset by increases in net working capital of $15.3 million to support increases in sales and related production activities.

We used cash from investing activities of $97.0 million for the year ended December 31, 2006. This net cash outflow was the result of the acquisition of Pullman for $86.1 million, the purchase of property, plant and equipment of $11.1 million and the purchase of preferred stock of SET for $2.0 million offset by the sale of property, plant, and equipment of $0.1 million and proceeds from notes receivable of $2.1 million.

We obtained $72.7 million of cash from financing activities for the year ended December 31, 2006. This net cash inflow was driven by borrowings on our credit facilities of $87.2 million including a $70.0 million term loan pursuant to the acquisition of Pullman and borrowings of $17.2 million on our revolving line of credit. In addition we received proceeds from the issuance of common stock of $0.4 million offset by net payments on long-term debt at our Mexico facilities of $0.7 million, dividend payments of $4.3 million, redemption of a portion of our Convertible Notes of $7.5 million and financing fees related to the amended credit facility and Convertible Notes of $2.4 million.

In March 2004, we issued the Convertible Notes in a private placement. The Convertible Notes had an initial three year term, maturing on March 31, 2007 and could have been extended another three years at the holders’ option. The Convertible Notes were convertible at the holders’ option any time prior to maturity into shares of our common stock at $21.33 per share (adjusted for the Stock Split) subject to further adjustment pursuant to the terms of the Convertible Notes. The interest rate on the Convertible Notes was fixed for the entire term at 4%. Proceeds from the Convertible Notes were used to reduce our bank borrowings, including paying off the then existing term loan balance and reducing amounts outstanding under the then existing revolving credit facility. The holders of the Convertible Notes had a right to participate in dividends declared and paid to our common shareholders to the extent that such dividends exceeded $0.32 per share (adjusted for the Stock Split) in any twelve month period within the initial three year term of the Convertible Notes. The holders’ participation rights were only on the amount, if any, in excess of $0.32 per share (adjusted for the Stock Split). The holders were not entitled to participate in any dividends after the initial three year term. Pursuant to an amendment to the Convertible Notes during the fourth quarter 2004, the holders of the Convertible Notes were no longer able to participate in dividends. As part of this amendment, there was a covenant put in place restricting us from paying dividends or distributions on our common stock in excess of $0.32 per share (adjusted for the Stock Split) in any twelve month period until March 2007. This amendment eliminated the requirement to use the two-class method for calculating basic earnings per share for future periods relating to the Convertible Notes.

The terms of the Convertible Notes included a right of the holders of the Convertible Notes to convert the Convertible Notes into our common stock at $21.33 per share (adjusted for the Stock Split). We evaluated this right to determine if it gave rise to an embedded derivative instrument that would need to be accounted for separately in accordance with SFAS 133 and Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). We concluded that certain provisions which were contingent upon a change in control and allowed for a net cash settlement of the conversion option qualified as an embedded derivative and did not meet the scope exceptions of SFAS 133. Therefore, we were required to bifurcate the conversion option and establish the fair value of the embedded derivative separate from the debt instrument and record it as a derivative liability. At issuance of the Convertible Notes, the holders’ conversion right had an estimated initial fair value of $3.5 million, which was recorded as a discount to the Convertible Notes and a derivative liability on the consolidated balance sheet. The discount on the Convertible Notes was being accreted to par value over the term of the Convertible Notes through non-cash charges to interest expense over the initial three year term. The derivative liability associated with the conversion option was adjusted for changes in fair value over the period of time during which the embedded derivative existed with the corresponding charge or credit to other expense or income. The estimated fair value of the holder’s conversion option was determined using a convertible bond valuation model which utilized assumptions including: the historical stock price, volatility, risk-free interest rate, credit spreads, remaining maturity, and the current stock price.

On November 15, 2004, we entered into an amendment to the Convertible Notes which incorporated changes that eliminated the embedded derivative liability associated with the Convertible Notes. As a result of eliminating the embedded derivative liability, we were no longer required to value the derivative after November 15, 2004. The change in value of the derivative liability from September 30, 2004 to November 15,

2004 resulted in a charge of $0.5 million. The value of the derivative liability of $0.6 million as of November 15, 2004 was netted against the balance of debt discount.

In September 2006, we repurchased $7.5 million of the Convertible Notes at par. This repurchase resulted in the acceleration of $0.1 million in debt discount amortization and the write-off of $0.05 million of deferred financing fees. These charges were recognized in interest expense in the third quarter 2006. In October 2006, we amended and restated the remaining $32.5 million of Convertible Notes. These “Amended and Restated Convertible Notes” carried an interest of 6% per annum and an initial conversion price of $18.50. This conversion price was subject to a mandatory reset to 125% of the 45-day trailing average closing common stock price at July 1, 2007. The Amended and Restated Convertible Notes mature in October 2011, and we have certain redemption call rights in October 2009. The Amended and Restated Convertible Notes do not restrict our payment of dividends. Pursuant to the amendment of the Convertible Notes, we accelerated the remaining $0.3 million in debt discount amortization on the Convertible Notes and wrote-off the remaining $0.2 million of deferred financing fees. These charges were recognized in interest expense in the fourth quarter 2006. During 2006, we recognized $0.5 million of debt discount amortization in interest expense on the Convertible Notes in addition to the combined $0.4 million of debt discount amortization that was accelerated due to the repurchase in September 2006 and the amendment in October 2006.

The terms of the Amended and Restated Convertible Notes included a provision whereby the conversion price would reset to 125% of the 45 day trailing average closing common stock price at July 1, 2007. We evaluated the conversion option and this reset provision to determine if an embedded derivative instrument would be required to be accounted for separately in accordance with SFAS 133 and EITF 00-19. EITF 00-19 states that for certain contracts, the number of shares that could be required to be delivered upon net-share settlement is essentially indeterminate. If the number of shares that could be required to be delivered to net-share settle a contract is indeterminate, we will be unable to conclude that we have sufficient available authorized and un-issued shares. Therefore, net-share settlement is not within our control. Due to the reset provision within the Amended and Restated Convertible Notes, the number of shares that would have been delivered upon a potential conversion was indeterminate and could have exceeded the total authorized shares and therefore cash could have been required to satisfy the equivalent value of shares to be delivered upon conversion. Because of the potential delivery of cash, the conversion option was required to be bifurcated and accounted for as a liability at its fair value.

At issuance of the Amended and Restated Convertible Notes, the holders’ conversion right had an estimated initial fair value of $5.6 million, which was recorded as a discount to the Amended and Restated Convertible Notes and as a derivative liability. The discount on the Amended and Restated Convertible Notes is being accreted to par value over the term of the Amended and Restated Convertible Notes through non-cash charges to interest expense. The derivative liability associated with the conversion option is adjusted for changes in fair value over the term of the Amended and Restated Convertible Notes with the corresponding charge or credit to other income or expense. The value of the convertible option derivative liability at December 31, 2006 was $6.2 million. During the fourth quarter 2006, we recognized a $0.6 million charge for the change in value of the convertible option derivative liability. The estimated fair value of the holders’ conversion option is determined using a convertible bond valuation model which utilizes assumptions including: the historical stock price, volatility, risk-free interest rate, credit spreads, remaining maturity, and the current stock price. In the fourth quarter 2006, we recognized $0.2 million of debt discount amortization in interest expense for the Amended and Restated Convertible Notes. The balance of the debt discount at December 31, 2006 was $5.4 million.

In January 2007, we further amended the Amended and Restated Convertible Notes to, among other things, set the conversion price at $19.50, eliminate the reset provision, and increase the interest rate to 8%.

At December 31, 2006, to finance our U.S. and Canadian operations, we maintain a $40.0 million revolving credit facility (“U.S. Revolver”) and a $70.0 million term loan (“U.S. Term Loan”) through a syndicate of commercial banks. These credit facilities were entered into in October 2006 in connection with our acquisition of Pullman. Prior to October 2006, we maintained a $35.0 million revolving credit facility with one commercial bank. The U.S. Revolver and U.S. Term Loan mature in October 2011. The U.S. Revolver is subject to a borrowing base formula based upon eligible accounts receivable and inventory in the U.S. and Canadian operations. The U.S. Revolver allows for the issuance of up to $20.0 million in letters of credit. We are required to pay $3.25 million each quarter on the U.S. Term Loan beginning in the first quarter 2007 until maturity. The credit facilities are secured by all U.S. tangible and intangible assets with the first perfected pledge of 100% of the stock of all domestic subsidiaries and 65% of the stock of foreign subsidiaries. During the fourth quarter 2006, the average interest rates on the U.S. Revolver and U.S. Term Loan were 8.4% and 8.8%, respectively. The U.S. Revolver and U.S Term Loan accrue interest at either a margin to the prime rate or LIBOR rate at our option. During the fourth quarter 2006, the prime rate margins on the U.S. Revolver and U.S. Term Loan were 0.20% and 0.75%, respectively. During the fourth quarter 2006, the LIBOR rate margins on the U.S. Revolver and U.S. Term Loan were 1.95% and 2.50%, respectively. The prime rate and LIBOR rate margins on the U.S. Revolver and U.S Term Loan will increase or decrease in future quarters depending upon our total debt to EBITDA ratio. There was $17.2 million outstanding on the U.S. Revolver and $70.0 million outstanding on the U.S. Term Loan at December 31, 2006. The credit facilities are subject to customary financial and other covenants including, but not limited to, limitations on debt, consolidations, mergers, and sales of assets, and bank approval on acquisitions over $15.0 million. At December 31, 2006, we were in compliance with all of the terms of our credit facilities. At December 31, 2006, there was $2.1 million outstanding of deferred financing fees related to the credit facilities.

At December 31, 2006, to finance our Mexican operations (excluding the Silao Facility), we maintain a $4.5 million revolving credit facility (“Mexico Revolver”) and a $7.9 million term loan (“Mexico Term Loan”) with a commercial bank. We assumed these credit facilities in connection with the Pullman acquisition. The Mexico Revolver matures in May 2007; however, we expect to renew and extend the maturity to May 2008. The interest rate on the Mexico Revolver is the prime rate. The average interest rate on the Mexico Revolver for the period for which we owned the Mexican operations (excluding the Silao Facility) was 8.25%. There was $4.5 million outstanding on the Mexico Revolver at December 31, 2006. The borrowing base formula on the Mexico Revolver is 85% of eligible accounts receivable. A commitment fee of 0.5% per annum is payable upon any unused amounts on the Mexico Revolver. The Mexico Revolver allows for the issuance of letters of credit within the availability on the Mexico Revolver at 2.0% per annum on the face amount of the letter of credit. The Mexico Term Loan matures in March 2009. The interest rate on the Mexico Term Loan is LIBOR plus 3.5%. The average interest rate on the Mexico Term Loan for the period for which we owned the Mexican operations (excluding the Silao Facility) was 8.87%. We paid $1.0 million on our Mexico Term Loan in the fourth quarter 2006 and are scheduled to pay $2.4 million, $3.7 million and $1.8 million in 2007, 2008 and 2009, respectively. The credit facilities are secured by substantially all of our Mexican operations tangible and intangible assets (excluding the Silao Facility). In addition to certain financial covenants, the credit facilities place a restriction on our ability to incur additional indebtedness or pledge assets in our Mexican operations (excluding the Silao Facility). At December 31, 2006, we were in compliance with all terms of our Mexican credit facilities.

In addition to the credit facilities, the Mexican operations (excluding the Silao Facility) have $4.8 million outstanding on a note payable to GE Capital (“GE Capital Note”) related to and secured by certain capital equipment in the Mexican operations. The interest rate on the GE Capital Note is fixed at 8.19%. The scheduled monthly principal payments on the GE Capital Note commence in March 2007 and continue through July 2012. The GE Capital Note contains certain financial covenants. As of December 31, 2006, we were in compliance with all of the terms of the GE Capital Note. The Mexican operations (excluding the Silao Facility) have $2.5 million outstanding on a note payable to Asteer Co., Ltd. (“Asteer Note”) related to the purchase of certain capital equipment. The interest rate on the Asteer Note is fixed at 6.25%. Principal payments on the Asteer Note commenced in the fourth quarter 2006 and continue quarterly through the first quarter of 2008. The Asteer Note is unsecured.

In the first quarter 2005, Noble Metal Processing Holding, S. de R.L. de C.V. (“Noble Holding Mexico”) entered into a Revolving Credit Agreement with its operating subsidiary, Noble Summit Metal Processing, S. de. R.L. de C.V. (“NSMP”), extending an $8.0 million line of credit (the “Mexico Credit Facility”) to NSMP.

The Mexico Credit Facility carries a 7.0% annual interest rate and expires on December 31, 2007. In the fourth quarter 2005, we entered into an agreement with Sumitomo Corporation and certain of its affiliates (collectively, “Sumitomo”) to sell a 49% interest in NSMP as well as a pro rata participation in the loans under the Mexico Credit Facility. At December 31, 2006, the total amount due to Sumitomo under the Mexico Credit Facility was $2.6 million. Amounts due to Noble Holding Mexico are eliminated upon consolidation.

The liquidity provided by our existing and anticipated credit facilities, combined with cash flow from operations is expected to be sufficient to meet currently anticipated working capital and capital expenditure needs and for existing debt service for at least 12 months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring us to obtain additional financing prior to the end of such twelve-month period. In addition, as part of our business strategy we continue to evaluate, and may pursue, future growth through opportunistic acquisitions of assets or companies which may involve the expenditure of significant funds. Depending upon the nature, size, and timing of future acquisitions, we may be required to obtain additional debt or equity financing. There can be no assurance, however, that additional financing will be available, when and if needed, on acceptable terms or at all.

Off Balance Sheet Arrangements

Our off balance sheet financing consists primarily of operating leases for equipment and property. These leases have terms ranging from a month-to-month basis to thirteen years. In 2006, lease expense was approximately $5.6 million.

As of December 31, 2006, we guaranteed $3.0 million of SET’s senior debt. Pursuant to guidance in FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and an independent third-party valuation of the guarantee, the Company does not carry a liability for this guarantee at December 31, 2006.

Contractual Obligations

From 2007 through 2011 and thereafter we will make contractual minimum lease payments as well as short and long-term debt payments. The following table summarizes the payments due on our contractual obligations:

Future Maturities and Contractual Obligations

	Total	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Long-term debt	$143,679	$21,926	$37,778	$83,356	$619
Operating lease obligations	63,649	8,989	14,672	12,562	27,426
Interest payments	36,119	10,360	16,182	9,551	26
Purchase obligations	8,844	8,844	—	—	—
Capital lease obligations	81	44	27	10	—

Total	$252,372	$50,163	$68,659	$105,479	$28,071

Our long-term debt includes payments due on the U.S. and Mexico credit facilities. Interest payments on our variable rate debt are based on the rates in effect as of December 31, 2006.

Purchase obligations include primarily commitments for capital expenditures. We have not included information on our recurring purchases of materials used in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production and are not long-term in nature (less than three months).

We expect to receive minimum rental income of approximately $0.5 million per year for the period 2007 through 2017 related to the sublease of a portion of one of our manufacturing facilities to SET.

CRITICAL ACCOUNTING POLICIES

A summary of the critical accounting policies consistently applied in the preparation of the accompanying financial statements follow below.

Revenue Recognition. Consistent with SEC Staff Accounting Bulletin No. 104, revenue is realized or realizable and earned when there is persuasive evidence that an arrangement exists, the delivery has occurred or services have been rendered, our price to the customer is fixed or determinable, and collectibility is reasonably assured. We recognize revenue when products are shipped to our customers and title transfers under standard commercial terms or when realizable in accordance with our commercial agreements.

We participate in steel re-sale programs with several of our customers. As a participant in these programs, we purchase steel from the customer, blank and weld the steel, and re-sell a finished laser-welded blank to the customer. We record sales for the cost of steel sold to the customer plus a mark-up and record the cost of the steel in cost of sales. This accounting treatment is consistent with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” We act as principal in the transaction, take title to the products, and have risks and rewards of ownership.

We record amounts billed to customers for shipping and handling in sales and costs incurred for shipping and handling in cost of sales. This accounting treatment is consistent with EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

Customer Tooling. When we incur costs to design, develop, and build dies and other tooling that will be owned by the customer, we expense these costs unless we have a written contractual guarantee for reimbursement of all design and development costs. Reimbursable costs incurred for customer tooling are reported as a current asset in unbilled customer tooling.

Valuation of deferred tax assets. Because we operate in different geographic locations, including several state and local tax jurisdictions, the nature of our tax provisions and the evaluation of our ability to use all recognized deferred tax assets are complex. In assessing the ability to realize such deferred tax assets, we review the scheduled reversal of deferred tax liabilities, the projections of taxable income in future periods and the effectiveness of various tax planning strategies in making assessments. The consideration of these matters requires significant management judgment in determining deferred tax asset valuation allowances. While we believe that the appropriate valuations of deferred tax assets have been made, unforeseen changes in tax legislation, regulatory activities, operating results, financing strategies, organization structure and other related matters may result in material changes in our deferred tax asset valuation allowances.

Goodwill/Other Intangible Assets. We record goodwill when the cost of the acquisition exceeds the fair value of net assets acquired. As required under SFAS No. 142, “Goodwill and Other Intangible Assets,” we evaluate at least annually the carrying value of our businesses and determine if any goodwill impairment exists. We have determined that goodwill is not impaired. As of December 31, 2006 and 2005, we had goodwill of $75.8 million and $21.0 million, respectively. The increase in goodwill in 2006 is primarily a result of the acquisition of Pullman, which resulted in additional goodwill of $54.6 million.

Consistent with SFAS No. 141, “Business Combinations,” in conjunction with the purchase of LWI, an intangible asset apart from goodwill was recognized related to the fair value of the customer contracts acquired. A fair value of $2.1 million was determined for these contracts at the time of acquisition using a discounted cash flow model. This intangible asset is being amortized over ten years based upon the lives of the acquired contracts and the lives of follow-on contracts expected to be awarded on the same business. We recognized $0.2 million of amortization expense in 2006 and 2005 related to this intangible asset.

In conjunction with the purchase of the Silao Facility, an intangible asset apart from goodwill was recognized related to the fair value of the customer contracts acquired. A fair value of $0.6 million was determined for these contracts at the time of acquisition using a discounted cash flow model. This intangible asset is being amortized over twelve years based upon the lives of the acquired contracts and the lives of follow-on contracts expected to be awarded on the same business. We recognized $0.05 million of amortization expense in 2006 and 2005 related to this intangible asset.

In conjunction with the acquisition of Pullman, an intangible asset apart from goodwill was recognized related to the fair value of technology and customer contracts acquired. A fair value of $29.0 million was determined at the time of acquisition using a discounted cash flow model. These intangible assets are being amortized over fifteen years based upon the lives of the acquired technology and customer contracts at the time of acquisition. We recognized $0.4 million of amortization expense in 2006 related to this intangible asset.

Impairment of Long-Lived Assets. We periodically evaluate the carrying value of our long-lived assets including investments in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” based on an evaluation of remaining useful lives and upon the estimated cash flows to be generated by these assets. The impairment review is generally triggered when events such as a significant industry downturn, product discontinuance, plant closures, product dispositions, technological obsolescence or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, we evaluate the book value against the fair value of the assets.

INFLATION

Inflation generally affects us by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, fuel, equipment and raw materials. We do not believe that inflation has had any material effect on our business over the past three years.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings in the first quarter 2007. We are currently evaluating the requirements of FIN 48. However, we do not believe that it will have a material effect on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the requirements of this statement. However, we do not believe it will have a material effect on our consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We are exposed to the impact of foreign currency fluctuations. International revenues from our foreign subsidiaries were approximately 37% of net sales for fiscal 2006. Our primary foreign currency exposures are the Canadian Dollar, Mexican Peso, Japanese Yen and Australian Dollar. In general, we manage our exposure to foreign currency assets, liabilities and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and matching revenues with expenses in the same currency, as such, certain exposures are naturally offset. However, at December 31, 2006, our Mexico operations, whose functional currency is the Mexican Peso, had net U.S. Dollar liability exposure of approximately $21.0 million. Based upon this exposure, for every one percent increase (decrease) in the value of the Mexican Peso versus the U.S. Dollar, we would recognize a foreign currency transaction gain (loss) of approximately $0.2 million. Additionally, our Mexico operations which were acquired as part of the Pullman acquisition have debt denominated in Japanese Yen. The balance of this debt at December 31, 2006 was $2.5 million. Based on this exposure, for every one percent increase (decrease) in the value of the Japanese Yen versus the U.S. Dollar, we would recognize a foreign currency transaction gain (loss) of approximately $0.3 million. We recognized a foreign exchange transaction gain of $0.1 million for the year ended December 31, 2006 and a foreign currency transaction loss of $0.1 million for the year ended December 31, 2005.

Interest Rate Sensitivity

Our financial results are affected by changes in U.S. and foreign interest rates due primarily to our various credit facilities containing variable interest rates when we borrow under these credit facilities. The balance of our variable interest rate debt as of December 31, 2006 was $99.5 million. Based upon this exposure, for every annualized one percent increase (decrease) in the U.S. and foreign interest rates, we would recognize an additional annualized interest expense (benefit) of $1.0 million. We invest any excess cash balances in overnight and other short term investments which may be impacted by changes in interest rates. We do not hold any other financial instruments that are subject to market risk (interest rate risk and foreign exchange rate risk).

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Noble International, Ltd.

Warren, Michigan

We have audited the accompanying consolidated balance sheets of Noble International, Ltd. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Form 10-K Index Item 15. We have also audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report On Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Pullman Industries, which was acquired on October 12, 2006 and whose financial statements constitute negative 3 percent and 50 percent of net and total assets, respectively, 10 percent of revenues, and negative 25 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at Pullman Industries. The Company’s management is responsible for these financial statements and financial statement schedule and for maintaining effective internal control over financial reporting and its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audits included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Deloitte & Touche LLP

Detroit, Michigan

March 28, 2007

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$6,587	$21,978
Accounts receivable, trade, net	98,742	78,659
Inventories, net	31,260	21,952
Unbilled customer tooling, net	21,575	304
Prepaid expenses	3,075	587
Deferred income taxes	1,881	297
Notes receivable, net	—	1,083
Other current assets	2,994	2,773

Total Current Assets	166,114	127,633
Property, Plant & Equipment, net	109,648	57,253

Other Assets:
Goodwill	75,753	20,972
Other intangible assets, net	30,678	2,303
Other assets, net	4,955	1,158

Total Other Assets	111,386	24,433

Total Assets	$387,148	$209,319

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$95,560	$69,797
Accrued liabilities	35,297	5,853
Current maturities of long-term debt	21,926	10
Income taxes payable	4,255	666

Total Current Liabilities	157,038	76,326

Long-Term Liabilities:
Long-term debt, excluding current maturities	88,480	2,176
Convertible subordinated notes	33,273	39,094
Deferred income taxes	15,783	5,308
Other liabilities	668	—

Total Long-Term Liabilities	138,204	46,578
Minority Interest	4,640	3,551

Stockholders’ Equity
Common stock, $.00067 par value, authorized 50,000,000 shares, issued 14,093,818 and 14,012,458 in 2006 and 2005, respectively	9	9
Additional paid-in capital	55,737	54,988
Retained earnings	29,006	25,551
Accumulated other comprehensive income, net	2,514	2,316

Total Stockholders’ Equity	87,266	82,864

Total Liabilities & Stockholders’ Equity	$387,148	$209,319

The accompanying notes are an integral part of these consolidated financial statements.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	2006	2005	2004
Net sales	$441,372	$363,820	$332,611
Cost of sales	402,941	326,017	294,680

Gross margin	38,431	37,803	37,931
Selling, general and administrative expenses	22,090	16,005	15,867

Operating profit	16,341	21,798	22,064
Interest income	1,186	634	351
Interest expense	(5,684)	(2,868)	(3,547)
(Loss) gain on value of convertible option derivative liability	(600)	—	2,458
Impairment recovery (charges)	1,000	(10,140)	(129)
Other, net	482	1,221	472

Earnings from continuing operations before income taxes	12,725	10,645	21,669
Income tax expense	3,857	5,586	6,308

Earnings from continuing operations before minority interest	8,868	5,059	15,361
Minority interest	(1,089)	34	—

Earnings from continuing operations	7,779	5,093	15,361
Discontinued operations:
(Loss) from discontinued operations, net of income taxes of $(62) for 2004	—	—	(121)
Gain on sale of discontinued operations, net of income taxes of $62 for 2004	—	—	121

Net earnings	$7,779	$5,093	$15,361

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.55	$0.37	$1.05
(Loss) from discontinued operations	—	—	(0.01)
Gain on sale of discontinued operations	—	—	0.01

Basic earnings per common share	$0.55	$0.37	$1.05

Basic weighted average common shares outstanding	14,071,304	13,946,801	13,697,253

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.55	$0.36	$0.96
(Loss) from discontinued operations	—	—	(0.01)
Gain on sale of discontinued operations	—	—	0.01

Diluted earnings per common share	$0.55	$0.36	$0.96

Diluted weighted average common shares outstanding and equivalents	14,109,033	14,045,159	15,512,417

The accompanying notes are an integral part of these consolidated financial statements.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2003	$9	$38,161	$12,490	$151	$50,811
Issuance of 422,709 shares of common stock in connection with options exercise	—	4,025	—	—	4,025
Issuance of 3,930 shares of common stock in connection with stock incentive program	—	(24)	—	—	(24)
Issuance of 7,479 shares of common stock as director compensation	—	145	—	—	145
Issuance of 1,222,283 shares of common stock in connection with conversion of subordinated debentures	—	11,475	—	—	11,475
Dividends paid on common stock	—	—	(3,667)	—	(3,667)
Net earnings	—	—	15,361	—	15,361
Equity adjustment from foreign currency translation, net	—	—	—	1,457	1,457

Balance at December 31, 2004	9	53,782	24,184	1,608	79,583

Issuance of 84,800 shares of common stock in connection with options exercise	—	1,079	—	—	1,079
Issuance of 2,825 shares of common stock in connection with stock incentive program	—	89	—	—	89
Issuance of 4,632 shares of common stock as director compensation	—	38	—	—	38
Dividends paid on common stock	—	—	(3,726)	—	(3,726)
Net earnings	—	—	5,093	—	5,093
Equity adjustment from foreign currency translation, net	—	—	—	708	708

Balance at December 31, 2005	9	54,988	25,551	2,316	82,864

Issuance of 56,102 shares of common stock in connection with options exercise	—	416	—	—	416
Issuance of 16,820 shares of common stock in connection with stock incentive program	—	237	—	—	237
Issuance of 8,438 shares of common stock as director compensation	—	96	—	—	96
Dividends paid on common stock	—	—	(4,324)	—	(4,324)
Net earnings	—	—	7,779	—	7,779
Equity adjustment from foreign currency translation, net	—	—	—	198	198

Balance at December 31, 2006	$9	$55,737	$29,006	$2,514	$87,266

The accompanying notes are an integral part of these consolidated financial statements.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	2006	2005	2004
Net earnings	$7,779	$5,093	$15,361
Other comprehensive income, equity adjustment from foreign currency translation	198	708	1,457

Comprehensive income	$7,977	$5,801	$16,818

The accompanying notes are an integral part of these consolidated financial statements.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2006	2005	2004
Cash flows from operating activities
Earnings from continuing operations	$7,779	$5,093	$15,361
Non-controlling interest in earnings from continuing operations	1,089	(34)	—
Adjustments to reconcile earnings to net cash provided by operations:
Amortization of financing fees included in interest expense	1,987	1,399	1,943
Depreciation and amortization	12,443	10,318	9,704
Deferred income taxes	1,255	(420)	1,860
Impairment charges	(1,000)	10,140	129
Impairment of SET preferred stock investment	50	—	—
Stock compensation expense	333	367	228
Loss (gain) on sale of fixed assets	62	(39)	209
Loss (gain) on value of convertible option derivative liability	600	—	(2,458)
Changes in operating assets and liabilities, net of acquisitions and foreign exchange:
Accounts receivable	13,059	(24,465)	(11,722)
Inventories	(1,292)	(1,135)	(3,109)
Prepaid and other assets	(1,808)	1,176	234
Accounts payable	(22,045)	15,261	17,453
Income taxes payable or refundable	(1,520)	(1,695)	8,203
Accrued liabilities	(1,546)	1,459	(3,680)
Tax benefit from stock compensation expense	(156)	—	—

Net cash provided by continuing operations	9,290	17,425	34,355
Net cash (used in) discontinued operations	—	—	(99)

Net cash provided by operating activities	9,290	17,425	34,256

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(86,071)	(5,678)	(13,605)
Purchases of property, plant and equipment	(11,173)	(15,062)	(9,082)
Purchase of SET preferred stock	(2,000)	—	—
Proceeds from notes receivable on sale of discontinued operations	2,083	590	2,715
Proceeds from sale of property, plant and equipment	135	4,309	32
Net proceeds from sale of minority interest in joint venture	—	5,529	—
Net proceeds from sales of discontinued operations	—	—	5,455

Net cash (used in) investing activities	(97,026)	(10,312)	(14,485)

Cash flows from financing activities
Net borrowings (payments) on credit facility	87,160	—	(40,008)
Redemption of convertible subordinated notes	(7,500)	—	(995)
Dividends paid on common stock	(4,324)	(3,726)	(3,667)
Financing fees	(2,341)	—	(1,871)
Net payments on long-term debt	(678)	(15)	(937)
Proceeds from issuance of common stock	259	840	4,024
Excess tax benefit from share-based payment arrangements	156	—	—
Proceeds from issuance of convertible subordinated notes	—	—	40,000

Net cash provided by (used in) financing activities	72,732	(2,901)	(3,454)
Effect of exchange rate changes on cash	(387)	215	519
Net increase (decrease) in cash and cash equivalents	(15,391)	4,427	16,836
Cash and cash equivalents at beginning of period	21,978	17,551	715

Cash and cash equivalents at end of period	$6,587	$21,978	$17,551

Cash paid for interest	$1,644	$1,200	$2,134
Cash paid (refund received) for taxes, net	4,774	5,662	(5,468)
Fair value of assets acquired, including goodwill	196,111	6,895	21,511
Liabilities assumed	(88,034)	(1,217)	(7,881)
Debt incurred	(22,006)	—	—
Cash paid, net	86,071	5,678	13,605

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

Purchases of property, plant, and equipment (“PP&E”) and increases in accounts payable have been adjusted each year to reflect amounts included in PP&E at December 31 for which an amount due is included in accounts payable. These amounts at December 31, 2006, 2005, and 2004 are $7.3 million, $1.6 million, and $0.6 million, respectively. This adjustment allows the presentation of actual cash paid for PP&E in each year presented.

During 2004, the Company converted $11.5 million of its 1998 6% Convertible Subordinated Debentures into 1,222,283 shares (adjusted for the Stock Split) of common stock. During 2004, the Company issued $40 million in 4% Convertible Subordinated Notes (“Convertible Notes”). Pursuant to SFAS 133, the Company recorded an embedded derivative liability related to the terms of the convertible option of $3.5 million along with a corresponding debt discount at issuance. The change in value of the embedded derivative liability was recorded as a gain or charge to income or expense in 2004. The debt discount balance was being accreted to the par value of the Convertible Notes over the term of the Convertible Notes. The Convertible Notes were amended in 2004 to eliminate the derivative liability and the remaining debt discount, net of the value of the derivative liability at the time of the amendment, was being amortized over the remaining term of the Convertible Notes.

During 2005, the Company, pursuant to the completion of the tax planning related to the acquisition of LWI, reversed a valuation allowance thus recognizing a deferred tax asset and decreasing goodwill by $0.5 million.

During 2006, the Company amended and restated $32.5 million of its Convertible Notes (“Amended and Restated Convertible Notes”). Pursuant to SFAS 133, the Company recorded a $5.6 million embedded derivative liability related to the terms of the conversion option in the Amended and Restated Convertible Notes along with a corresponding debt discount at issuance. The change in value of the embedded derivative liability was recorded as a $0.6 million charge to expense in 2006. The debt discount balance is being accreted to the par value over the term of the Amended and Restated Convertible Notes.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note A—Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying consolidated financial statements include Noble International, Ltd. (“Noble” or the “Company”) and its subsidiaries. The following chart outlines the subsidiaries of the Company and their current status.

Subsidiaries of Noble International Ltd.

Subsidiary	Acquired/Formed	Status
Pullman Industries, Inc.	Acquired - 2006	Active
Pullman Industries of Indiana, Inc.	Acquired - 2006	Active
Pullman AG, Zug	Acquired - 2006	Active
Pullman de Mexico S.A. de C.V.	Acquired - 2006	Active
Pullman de Queretero S.A. de C.V.	Acquired - 2006	Active
Pullman de Puebla S.A. de C.V.	Acquired - 2006	Active
Pullman Administracion S.A. de C.V.	Acquired - 2006	Active
WLP Properties, S. de R.L. de C.V.	Acquired - 2006	Active
WISCO Noble (Wuhan) Laser Welding Technology Co. Ltd.*	Formed - 2006	Active
Noble Swiss Holdings, LLC	Formed - 2006	Active
Noble Holdings International, LLC	Formed - 2006	Active
Noble Metal Processing Asia Limited	Formed - 2006	Active
Noble Metal Processing—Ohio, LLC	Formed - 2005	Active
Noble Silao de Mexico, S. de R.L. de C.V. (“Noble Silao”)**	Formed - 2005	Active
Noble Summit Metal Processing de Mexico, S.de R.L. de C.V. (“NSMP”)***	Formed - 2005	Active
Noble Metal Processing Holding, S. de R.L. de C.V.	Formed - 2005	Active
Noble Tube Technologies, LLC (“NTT”)	Formed - 2005	Active
Noble Metal Processing—Australia Pty. Ltd.	Formed - 2004	Active
Prototech Laser Welding, Inc. (“LWI”)	Acquired - 2004	Active
Noble Advanced Technologies, Inc. (“NAT”)	Acquired - 2003	Active
Noble Metal Processing, Inc. (“NMP”)	Acquired - 1997	Active
Noble Land Holdings, Inc. (“Land Holdings”)	Formed - 1997	Active
Noble Manufacturing Group, Inc. (“NMG”)	Formed - 1998	Active
Noble Metal Processing Canada, Inc. (“NMPC”)	Acquired - 1997	Active
Noble Metal Processing—Kentucky, GP (“NMPK”)	Formed - 2001	Active
Pullman Investments, LLC	Acquired - 2006	Inactive
Noble Construction Equipment, Inc. (“NCE”)	Acquired - 2001	Inactive
Noble Logistics Services, Inc. (“NLS-MI”)	Formed - 2000	Inactive
Noble Logistic Services, Inc. (“NLS-CA”)	Acquired - 2000	Inactive
Central Transportation & Delivery, Inc. (“CTD”)	Acquired - 2000	Inactive
Noble Components & Systems, Inc.	Formed - 1998	Inactive

*	Owned 50% by Noble Metal Processing Asia Limited and 50% by WISCO Jiangbei Steel Processing and Logistics Co., Ltd.
**	Owned 99% by NSMP and 1% by NMG.
***	Wholly-owned until November 1, 2005, upon which date a 49% interest was acquired by Sumitomo Corporation and certain of its affiliates.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note A—Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (Continued)

All significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

Noble International Ltd., through its subsidiaries, is a full-service provider of tailored laser welded blanks, tubular products, and roll-formed products for the automotive industry. The principal markets for its products and services are North America and Australia. With the acquisition of substantially all of Arcelor’s tailored laser-welded blank business and the formation of the Chinese Joint Venture, the Company is expected to increase its market presence in Europe, India and China as well. See “Note P—Subsequent Events.”

SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows below.

Revenue Recognition

Consistent with SEC Staff Accounting Bulletin No. 104, revenue is realized or realizable and earned when there is persuasive evidence that an arrangement exists, the delivery has occurred or services have been rendered, the Company’s price to the customer is fixed or determinable, and the Company’s ability to collect is reasonably assured. The Company recognizes revenue when products are shipped to customers and title transfers under standard commercial terms or when realizable in accordance with the Company’s commercial agreements.

The Company participates in steel re-sale programs with several of its customers. As a participant in these programs, the Company purchases steel from the customer, blanks and welds the steel, and re-sells a finished laser-welded blank or roll-formed product to the customer. The Company records sales for the cost of steel sold to the customer plus a mark-up and records the cost of the steel in cost of sales. This accounting treatment is consistent with Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company acts as principal in the transaction, takes title to the products, and has risks and rewards of ownership.

The Company records amounts billed to customers for shipping and handling in net sales and costs incurred for shipping and handling in cost of sales. This accounting treatment is consistent with EITF No. 00-1, “Accounting for Shipping and Handling Fees and Costs.”

Accounts Receivable

On a regular basis the Company evaluates the credit risk of customers and collection risk of outstanding accounts receivable. Based upon its analysis at each of December 31, 2006 and 2005, the Company had recorded an allowance for doubtful accounts of $0.7 million and $0.2 million, respectively. The increase in the allowance for doubtful accounts from 2005 to 2006 is a result of accounts receivables assumed in the acquisition of Pullman Industries, Inc. (“Pullman”).

Cash and Cash Equivalents

All highly liquid investments with maturities of less than three months are considered to be cash equivalents.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note A—Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (Continued)

Inventories

Inventories are stated at the lower of cost or market. Our cost is determined on a first-in, first-out basis. If we determine that our inventories have become obsolete or otherwise not saleable, we record a reserve for such loss as a component of our inventory accounts.

Property, Plant, and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight line method over the estimated useful lives of the assets which range from 3 to 10 years for machinery and equipment and 15 to 27.5 years for buildings. Leasehold improvements are depreciated over the lives of the leases or estimated useful lives of the assets, whichever is less. Furniture and fixtures are depreciated from 3 to 7 years based on their useful lives. Expenditures for maintenance and repairs are expensed as incurred. When assets are sold or otherwise retired, the cost and accumulated depreciation are removed from the books and the resulting gain or loss is included in other income and expense. The Company periodically reviews the realization of long-lived assets based on an evaluation of remaining useful lives and the current and expected future profitability and cash flows related to such assets. All long-lived assets are fairly stated at December 31, 2006 and 2005. The Company capitalizes interest costs associated with construction in progress consistent with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost.” Capitalized interest costs in 2006, 2005 and 2004 were $0.2 million, $0.2 million and $0.3 million, respectively.

Customer Tooling

When the Company incurs costs to design, develop, and build dies and other tooling that will be owned by the customer, it expenses these costs unless it has a written contractual guarantee for reimbursement of all design and development costs. Reimbursable costs incurred for customer tooling are reported as a current asset in unbilled customer tooling, net. On a regular basis the Company evaluates the balance of the unbilled customer tooling. Based upon its analysis as of December 31, 2006, the Company has recorded a reserve of $3.1 million for tooling losses.

Goodwill and Other Intangible Assets

The Company records goodwill when the cost of an acquisition exceeds the fair value of net assets acquired. As required under SFAS No. 142, “Goodwill and Other Intangible Assets,” management evaluates at least annually the carrying value of its businesses and determines if any goodwill impairment exists. The Company has determined that goodwill is not impaired. As of December 31, 2006 and 2005 the Company had goodwill of $75.8 million and $21.0 million, respectively. The increase in goodwill during 2006 is primarily the result of the acquisition of Pullman which increased goodwill by $54.6 million.

Covenants not to compete attributable to continuing operations are amortized over the life of the agreement. As of December 31, 2004 the covenants not to compete were fully amortized. Amortization expense for these covenants for fiscal year 2004 was $0.2 million.

Consistent with SFAS No. 141, “Business Combinations,” in conjunction with the purchase of LWI, an intangible asset apart from goodwill was recognized related to the fair value of the customer contracts acquired.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note A—Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (Continued)

A fair value of $2.1 million was determined for these contracts at the time of acquisition using a discounted cash flow model. This intangible asset is being amortized over ten years based upon the lives of the acquired contracts and the lives of follow-on contracts expected to be awarded on the same business. The Company recognized $0.2 million of amortization expense in each 2006 and 2005 related to this intangible asset. This amortization is not deductible for tax purposes unless the entity is sold.

In conjunction with the purchase of the Silao, Mexico facility, an intangible asset apart from goodwill was recognized related to the fair value of the customer contracts acquired. A fair value of $0.6 million was determined for these contracts at the time of acquisition using a discounted cash flow model. This intangible asset is being amortized over twelve years based upon the lives of the acquired contracts and the lives of follow-on contracts expected to be awarded on the same business. The Company recognized $0.05 million of amortization expense in each 2006 and 2005 related to this intangible asset. This amortization is not deductible for tax purposes unless the entity is sold.

In conjunction with the acquisition of Pullman, intangible assets apart from goodwill were recognized primarily related to the fair value of technology and customer contracts acquired. A fair value of $29.0 million was determined at the time of acquisition. These intangible assets are being amortized over fifteen years based upon the lives of the acquired technology and customer contracts at the time of acquisition. The Company recognized $0.4 million of amortization expense in 2006 related to these intangible assets.

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of its long-lived assets including investments in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” based on an evaluation of remaining useful lives and upon the estimated cash flows to be generated by these assets. The impairment review is generally triggered when events such as a significant industry downturn, product discontinuance, plant closures, product dispositions, technological obsolescence or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company evaluates the book value against the fair value of the assets.

On March 21, 2003, the Company completed the sale of its logistics group for approximately $11.1 million in cash and notes as well as the assumption of substantially all payables and liabilities. The transaction included cash of $2.0 million at closing and the issuance of approximately $9.1 million Logistics Notes. The Company established a credit reserve and recognized an impairment charge of $1.0 million related to the Logistics Notes during 2005 based upon estimated proceeds realizable from the Logistics Notes. In 2006, all amounts owed to the Company under the Logistics Notes were received, and the Company reversed the credit reserve and recognized other income of $1.0 million.

In 2005, the Company recognized a $7.9 million impairment charge related to its investments in SET Enterprises, Inc. (“SET”) based upon management’s estimate of fair value of these investments using a discounted cash flow model and other fair value tools in conjunction with SET’s projected financial performance.

Income Taxes

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities, net of any valuation allowance, for the expected future tax consequences

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note A—Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (Continued)

attributable to deductible temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and the effect of operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years when those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Fair Value of Financial Instruments

The carrying values of the Company’s cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values. The fair value of the Company’s 6% Amended and Restated Convertible Notes is estimated to be $33.3 million at December 31, 2006. The carrying value of the Company’s other debt instruments approximate fair value. The fair value of the Company’s investment in SET’s common stock is estimated to be zero at December 31, 2006.

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

Foreign Currency Translation

Balance sheet accounts of the Company’s foreign operations for which the local currency is the functional currency is translated into U.S. dollars at period-end exchange rates, while income, expenses and cash flows are translated at average exchange rates during the period. Translation gains or losses related to net assets of such operations are shown as accumulated comprehensive income in stockholders’ equity in the balance sheet and separately as a component of comprehensive income in the statement of comprehensive income. Gains and losses resulting from foreign currency transactions, which are transactions denominated in a currency other than the functional currency, are considered to be realized and are included as a component of other income in the consolidated statement of operations. The Company recognized a foreign exchange transaction gain of $0.1 million for the year ended December 31, 2006 and a foreign currency transaction loss of $0.1 million for the year ended December 31, 2005.

Earnings (Loss) Per Share

All earnings (loss) per share calculations on the face of the income statement have been adjusted for the Company’s three-for-two stock split affected on February 3, 2006 (“Stock Split”).

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

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note A—Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (Continued)

On March 26, 2004, the Company issued $40 million in 4% convertible notes (the “Convertible Notes”) in a private placement. The holders of the Convertible Notes had a right from issuance to the date of the amendment in the fourth quarter 2004 to participate in dividends declared and paid to the Company’s common shareholders to the extent that such dividends exceeded $0.32 per share (adjusted for the Stock Split) in any twelve month period within the initial three year term on the Convertible Notes. The holders’ participation rights were only on the amount, if any, in excess of $0.32 per share (adjusted for the Stock Split). The holders were not entitled to participate in any dividends after the initial three year term.

As a result of the participation right related to the Convertible Notes, in accordance with EITF No. 03-6, “Participating Securities and the Two Class Method under SFAS 128, Earnings Per Share,” for purposes of calculating basic earnings per share, undistributed earnings were allocated to common stock and the Convertible Notes holders based upon the assumption that all of the earnings for the period are distributed. If earnings for a given period exceed $0.32 per share, undistributed earnings in excess of $0.32 per share are allocated to the Convertible Notes holders according to the terms of the Convertible Notes. In the fourth quarter 2004, the Convertible Notes were amended to eliminate the participating feature. For the year ended December 31, 2004, basic earnings per share is computed using the two-class method for the period of time (from issuance to the amendment date in the fourth quarter 2004) during which the holders of the Convertible Notes had a participating right and based upon net earnings calculated as detailed in the following schedule (in thousands of dollars):

2004
Net earnings as reported	$15,361
Net earnings allocated to participating securities	(1,040)

Net earnings after allocation to participating securities	$14,321

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note A—Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (Continued)

The following tables reconcile the numerator and denominator to calculate basic and diluted earnings (loss) on common shares from operations for the years ended December 31, 2006, 2005 and 2004 (in thousands, except share and per share amounts).

	Earnings before Extraordinary Items (Numerator)	Shares (Denominator)	Per Share Amount
Fiscal Year 2004
Basic earnings per share:
Earnings from continuing operations	$14,321	13,697,253	$1.05
Effect of dilutive securities:
Contingently issuable shares	—	27,788	—
Convertible notes	(426)	1,641,054	(0.15)
Net earnings allocated to participating securities	1,040	—	0.07
Stock options and warrants	—	146,322	(0.01)

Earnings from continuing operations per share assuming dilution	$14,935	15,512,417	$0.96

Fiscal Year 2005
Basic earnings per share:
Earnings from continuing operations	$5,093	13,946,801	$0.37
Effect of dilutive securities:
Contingently issuable shares	—	24,395	—
Convertible notes	—	—	—
Stock options	—	73,963	(0.01)

Earnings from continuing operations per share assuming dilution	$5,093	14,045,159	$0.36

Fiscal Year 2006
Basic earnings per share:
Earnings from continuing operations	$7,779	14,071,304	$0.55
Effect of dilutive securities:
Convertible notes	—	—	—
Stock options	—	37,730	—

Earnings from continuing operations per share assuming dilution	$7,779	14,109,034	$0.55

The diluted EPS net earnings adjustments related to the Convertible Notes are as follows (inclusion of the impact of the Convertible Notes in 2006 and 2005 would have been anti-dilutive and, therefore, is not shown in the following table):

2004
Interest on convertible debentures or notes, net of tax	1,204
Amortization of debt discount	828
Gain on value of convertible option derivative liability	(2,458)

$(426)

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note A—Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies (Continued)

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings in the first quarter 2007. The Company is currently evaluating the requirements of FIN 48. However, it does not believe that it will have a material effect on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of this statement. However, it does not believe that it will have a material effect on its consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

Note B—Discontinued Operations and Assets Held For Sale

During fiscal years 2004 and 2003, the Company decided to sell certain real estate assets. As a result, this real estate was reclassified as “Assets Held for Sale” on the consolidated balance sheet. As of December 31, 2004 and December 31, 2003 the real estate held for sale had a carrying value of $3.8 million and $4.3 million, respectively. During 2004 and 2003, the Company sold two of the properties at their approximate carrying values. In December 2004 the Company had one property classified in Assets Held for Sale. During 2004, the Company determined that the fair value of the property was less than the carrying value of the property and recorded a charge of $0.1 million to write the asset down to its estimated fair value. During the third quarter 2005, the Company recorded a charge of $1.1 million to reduce the carrying value of the property to the estimated fair value of $2.7 million. The Company sold the property in December 2005 for $2.8 million and recognized a gain of $0.1 million.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note C—Goodwill and Other Intangible Assets

Changes in goodwill during fiscal year 2006 are as follows (in thousands):

Goodwill, December 31, 2004	$20,287
Purchase of Silao Facility	1,107
Foreign currency impact	46
LWI adjustment	(468)

Goodwill, December 31, 2005	$20,972

Purchase of Pullman	54,577
Foreign currency impact	32
LWI adjustment	172

Goodwill, December 31, 2006	$75,753

The increase in goodwill for the year-ended December 31, 2006 is primarily the result of the acquisition of Pullman and the preliminary allocation of the purchase price. In addition, during the first quarter 2006, the Company increased goodwill $0.2 million for contingent consideration related to the acquisition of Prototech Laser Welding, Inc. (“LWI”) payable to the previous owners for new business awarded to the Company.

The increase in goodwill for the year-ended December 31, 2005 was primarily the result of the acquisition of the Silao Facility. In addition, pursuant to the completion of the tax planning related to the acquisition of LWI, the Company reversed a valuation allowance thus recognizing a deferred tax asset and decreasing goodwill by $0.5 million.

In conjunction with the acquisition of Pullman, an intangible asset apart from goodwill was recognized primarily related to the fair value of technology and customer contracts acquired. A fair value of $29.0 million was determined at the time of acquisition using a discounted cash flow model based upon the Company’s preliminary allocation of the purchase price. These intangible assets are being amortized over fifteen years based upon the lives of the acquired technology and customer contracts at the time of acquisition. The Company recognized $0.4 million of amortization expense in 2006 related to this intangible asset.

Total amortization expense for all intangible assets was $0.7 million, $0.3 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Components of other intangible assets, net (in thousands) are as follows:

	December 31, 2006			December 31, 2005
	Gross Value	Accum Amort	Net Value	Gross Value	Accum Amort	Net Value
Value of customer contracts—LWI	$2,073	$(570)	$1,503	$2,073	$(362)	$1,711
Value of customer contracts—Mexico	565	(94)	$471	568	(48)	520
Value of technology and customer contracts—Pullman	29,027	(405)	$28,622	—	—	—
Value of patents—NAT	82	—	82	72	—	72

Other Intangible Assets, net	$31,747	$(1,069)	$30,678	$2,713	$(410)	$2,303

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note D—Inventories, net

The major components of inventories, net are as follows (in thousands):

	2006	2005
Raw materials	$14,161	$7,048
Work in process	8,885	9,292
Finished goods	8,630	5,843
Reserve for obsolete inventory	(416)	(231)

Inventories, net	$31,260	$21,952

Note E—Property, Plant and Equipment, net

Property, plant and equipment consisted of the following (in thousands):

	2006	2005
Buildings and improvements	$15,420	$5,707
Machinery and equipment	132,408	81,385
Furniture and fixtures	2,248	2,173

Total, at cost	150,076	89,265
Less accumulated depreciation	51,603	40,718

Total, net	98,473	48,547
Construction in process	11,175	8,706

Total property, plant and equipment, net	$109,648	$57,253

Note F—Other Assets, net

Other assets consisted of the following (in thousands):

	2006	2005
Deferred financing costs—net	$2,507	$1,074
Preferred stock—SET	1,950	—
Other	498	84

Total other assets, net	$4,955	$1,158

In October 2006 in conjunction with a recapitalization of SET, the Company purchased $2.4 million face value of SET preferred stock for $2.0 million. After this transaction, the Company holds $10.0 million face value of SET preferred stock. The preferred stock is non-voting and pays an annual dividend of 16.96%. After October 2010 the Company has the unilateral right to sell and SET has the unilateral right to purchase the preferred stock for $10.0 million. During 2006, the Company received $0.2 million in dividends from its investment in SET preferred stock.

The Company accounts for its investment in SET common equity under the equity method of accounting. When the Company commenced to exert significant influence on SET in October 2006, the carrying value of its investment in SET common equity was zero. In accordance with EITF No. 98-13 “Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee,” the Company reduced the carrying value of its investment in SET preferred stock by $0.05 million to

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note F—Other Assets, net (Continued)

$1.95 million in the fourth quarter 2006 based upon a percentage of SET’s net loss in the same period. If SET incurs additional losses in future periods, the Company’s investment in SET preferred stock will be further reduced. If SET recognizes income in future periods, the Company’s investment in SET preferred stock will be increased to its cost basis of $2.0 million, and additional income will be recognized under the equity method of accounting to increase the Company’s investment in SET common stock.

Note G—Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	2006	2005
Accrued liabilities	$21,297	$5,853
Contingent liabilities	14,000	—

Total accrued liabilities	$35,297	$5,853

The increase in accrued liabilities for the year-ended December 31, 2006 is primarily the result of the acquisition of Pullman and liabilities assumed during the purchase. The contingent consideration is payable upon the Company’s receipt of amounts owed by certain customers. It is anticipated that this amount will be paid in the first two quarters of 2007.

Note H—Line of Credit and Long-Term Debt

In March 2004, the Company issued $40.0 million in 4% convertible notes (the “Convertible Notes”) in a private placement. The Convertible Notes had an initial three year term, maturing on March 31, 2007 and could have been extended another three years at the holders’ option. The Convertible Notes were convertible at the holders’ option anytime prior to maturity into shares of the Company’s common stock at $21.33 per share (adjusted for the Stock Split) subject to further adjustment pursuant to the terms of the Convertible Notes. The interest rate on the Convertible Notes was fixed for the entire term at 4%. Proceeds from the Convertible Notes were used to reduce the Company’s bank borrowings, including paying off the then existing term loan balance and reducing amounts outstanding under the then existing revolving credit facility. The holders of the Convertible Notes had a right to participate in dividends declared and paid to the Company’s common shareholders to the extent that such dividends exceeded $0.32 per share (adjusted for the Stock Split) in any twelve month period within the initial three year term of the Convertible Notes. The holders’ participation rights were only on the amount, if any, in excess of $0.32 per share (adjusted for the Stock Split). The holders were not entitled to participate in any dividends after the initial three year term. Pursuant to an amendment to the Convertible Notes entered into by the Company and the holders of the Convertible Notes during the fourth quarter 2004, the holders of the Convertible Notes were no longer able to participate in dividends. As part of this amendment, there was a covenant put in place restricting the Company from paying dividends or distributions on its common stock in excess of $0.32 per share (adjusted for the Stock Split) in any twelve month period until March 2007. This amendment eliminated the requirement to use the two-class method for calculating basic earnings per share for future periods relating to the Convertible Notes.

The terms of the Convertible Notes included a right of the holders of the Convertible Notes to convert the Convertible Notes into the Company’s common stock at $21.33 per share (adjusted for the Stock Split). This right was evaluated by the Company to determine if it gave rise to an embedded derivative instrument that would need to be accounted for separately in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note H—Line of Credit and Long-Term Debt (Continued)

Potentially Settled in, a Company’s Own Stock.” The Company concluded that certain provisions which were contingent upon a change in control of the Company and allowed for a net cash settlement of the conversion option qualified as an embedded derivative and did not meet the scope exceptions of SFAS No. 133. Therefore, the Company was required to bifurcate the conversion option and establish the fair value of the embedded derivative separate from the debt instrument and record it as a derivative liability. At issuance of the Convertible Notes, the holders’ conversion right had an estimated initial fair value of $3.5 million, which was recorded as a discount to the Convertible Notes and a derivative liability on the consolidated balance sheet. The discount on the Convertible Notes was being accreted to par value over the term of the Convertible Notes through non-cash charges to interest expense over the initial three year term. The derivative liability associated with the conversion option was adjusted for changes in fair value over the period of time during which the embedded derivative existed with the corresponding charge or credit to other expense or income. The estimated fair value of the holder’s conversion option was determined using a convertible bond valuation model which utilized assumptions including: the historical stock price, volatility, risk-free interest rate, credit spreads, remaining maturity, and the current stock price.

On November 15, 2004 the Company and holders of the Convertible Notes entered into an amendment to the Convertible Notes which incorporated changes that eliminated the embedded derivative liability associated with the Convertible Notes. As a result of eliminating the embedded derivative liability, the Company was no longer required to value the derivative after November 15, 2004. The change in value of the derivative liability from September 30, 2004 to November 15, 2004 resulted in a charge of $0.5 million. The value of the derivative liability of $0.6 million as of November 15, 2004 was netted against the balance of debt discount.

In September 2006, the Company repurchased $7.5 million of the Convertible Notes at par. This repurchase resulted in the acceleration of $0.1 million in debt discount amortization and the write-off of $0.05 million of deferred financing fees. These charges were recognized in interest expense in the third quarter 2006. In October 2006, the Company amended and restated the remaining $32.5 million of Convertible Notes. These amended convertible notes (“Amended and Restated Convertible Notes”) carried an interest rate of 6% per annum and an initial conversion price of $18.50. This conversion price was subject to a mandatory reset to 125% of the 45 day trailing average closing common stock price at July 1, 2007. The Amended and Restated Convertible Notes mature in October 2011, and the Company has certain redemption call rights in October 2009. The Amended and Restated Convertible Notes do not restrict the payment of dividends by the Company. Pursuant to the amendment of the Convertible Notes, the Company accelerated the remaining $0.3 million in debt discount amortization and wrote-off the remaining $0.2 million of deferred financing fees. These charges were recognized in interest expense in the fourth quarter 2006. During 2006, the Company recognized $0.9 million of debt discount amortization on the Convertible Notes, including the combined $0.4 million of debt discount amortization that was accelerated due to the repurchase in September 2006 and the amendment in October 2006.

The terms of the Amended and Restated Convertible Notes included a provision whereby the conversion price would reset to 125% of the 45 day trailing average closing common stock price at July 1, 2007. The conversion option and this reset provision were evaluated by the Company to determine if an embedded derivative instrument would be required to be accounted for separately in accordance with SFAS 133 and EITF 00-19. EITF 00-19 states that for certain contracts, the number of shares that could be required to be delivered upon net-share settlement is essentially indeterminate. If the number of shares that could be required to be delivered to net-share settle a contract is indeterminate, a company will be unable to conclude that it has sufficient available authorized and unissued shares. Therefore, net-share settlement is not within the control of the Company. Due to the reset provision within the Amended and Restated Convertible Notes, the number of

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note H—Line of Credit and Long-Term Debt (Continued)

shares that would have been delivered upon a potential conversion was indeterminate and could have exceeded the total authorized shares and therefore, cash could have been required to satisfy the equivalent value of shares to be delivered upon conversion. Because of the potential delivery of cash, the conversion option was required to be bifurcated and accounted for as liability at its fair value.

At issuance of the Amended and Restated Convertible Notes, the holders’ conversion right had an estimated fair value of $5.6 million, which was recorded as a discount to the Amended and Restated Convertible Notes and as a derivative liability. The discount on the Amended and Restated Convertible Notes is being accreted to par value over the term of the Amended and Restated Convertible Notes through non-cash charges to interest expense. The derivative liability associated with the conversion option is adjusted for changes in fair value over the term of the Amended and Restated Convertible Notes with the corresponding charge or credit to other income or expense. The value of the convertible option derivative liability at December 31, 2006 was $6.2 million. During the fourth quarter 2006, the Company recognized a $0.6 million charge for the change in value of the convertible option derivative liability. The estimated fair value of the holders’ conversion option is determined using a convertible bond valuation model which utilizes assumptions including: the historical stock price, volatility, risk-free interest rate, credit spreads, remaining maturity, and the current stock price. In the fourth quarter 2006, the Company recognized $0.2 million of debt discount amortization in interest expense for the Amended and Restated Convertible Notes. The balance of the debt discount at December 31, 2006 was $5.4 million.

At December 31, 2006, to finance its U.S. and Canadian operations, the Company maintains a $40.0 million revolving credit facility (“U.S. Revolver”) and a $70.0 million term loan (“U.S. Term Loan”) through a syndicate of commercial banks. These credit facilities were entered into in October 2006 pursuant to the acquisition of Pullman. Prior to October 2006, the Company maintained a $35.0 million revolving credit facility with one commercial bank. The U.S. Revolver and U.S. Term Loan mature in October 2011. The U.S. Revolver is subject to a borrowing base formula based upon eligible accounts receivable and inventory in the U.S. and Canadian operations. The U.S. Revolver allows for the issuance of up to $20.0 million in letters of credit. The Company is required to pay $3.25 million each quarter on the U.S. Term Loan beginning in the first quarter of 2007 until maturity. The credit facilities are secured by all U.S. tangible and intangible assets with the first perfected pledge of 100% of the stock of all domestic subsidiaries and 65% of the stock of foreign subsidiaries. During the fourth quarter 2006, the average interest rates on the U.S. Revolver and U.S. Term Loan were 8.4% and 8.8%, respectively. The U.S. Revolver and U.S Term Loan accrue interest at either a margin to the prime rate or LIBOR rate at the Company’s option. During the fourth quarter 2006, the prime rate margins on the U.S. Revolver and U.S. Term Loan were 0.20% and 0.75%, respectively. During the fourth quarter 2006, the LIBOR rate margins on the U.S. Revolver and U.S. Term Loan were 1.95% and 2.50%, respectively. The prime rate and LIBOR rate margins on the U.S. Revolver and U.S Term Loan will increase or decrease in future quarters depending upon the Company’s total debt to EBITDA ratio. There was $17.2 million outstanding on the U.S. Revolver and $70.0 million outstanding on the U.S. Term Loan at December 31, 2006. The credit facilities are subject to customary financial and other covenants including, but not limited to, limitations on debt, consolidations, mergers, and sales of assets, and bank approval on acquisitions over $15.0 million. At December 31, 2006, the Company was in compliance with all of the terms of its credit facilities. At December 31, 2006, there was $2.1 million outstanding of deferred financing fees related to the credit facilities.

At December 31, 2006, to finance its Mexican operations (excluding our facility in Silao, Mexico, the “Silao Facility”), the Company maintains a $4.5 million revolving credit facility (“Mexico Revolver”) and a $7.9 million term loan (“Mexico Term Loan”) with a commercial bank. These credit facilities were assumed by the

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note H—Line of Credit and Long-Term Debt (Continued)

Company in connection with the Pullman acquisition. The Mexico Revolver matures in May 2007; however, the Company intends to renew and extend the maturity to May 2008. The interest rate on the Mexico Revolver is the prime rate. The average interest rate on the Mexico Revolver for the period for which the Company owned the Mexican operations (excluding the Silao Facility) was 8.25%. There was $4.5 million outstanding on the Mexico Revolver at December 31, 2006. The borrowing base formula on the Mexico Revolver is 85% of eligible accounts receivable. A commitment fee of 0.5% per annum is payable upon any unused amounts on the Mexico Revolver. Mexico Revolver allows for the issuance of letters of credit within the availability on the Mexico Revolver at 2.0% per annum on the face amount of the letter of credit.

The Mexico Term Loan matures in March 2009. The interest rate on the Mexico Term Loan is LIBOR plus 3.5%. The average interest rate on the Mexico Term Loan for the period for which the Company owned the Mexican operations (excluding the Silao Facility) was 8.87%. The Company paid $1.0 million on its Mexico Term Loan in the fourth quarter of 2006 and is scheduled to pay $2.4 million, $3.7 million and $1.8 million in 2007, 2008 and 2009, respectively. The credit facilities are secured by substantially all of the Company’s Mexican tangible and intangible assets (excluding the Silao Facility). In addition to certain financial covenants, the credit facilities place restrictions on the Company’s ability to incur additional indebtedness or pledge assets in its Mexican operations (excluding the Silao Facility). At December 31, 2006, the Company was in compliance with all terms of its Mexican credit facilities.

The Mexican operations (excluding the Silao Facility) have $4.8 million outstanding on a note payable to GE Capital (“GE Capital Note”) related to and secured by certain capital equipment. The interest rate on the GE Capital Note is fixed at 8.19%. The scheduled monthly principal payments on the GE Capital Note commence in March 2007 and continue through July 2012. The GE Capital Note is secured by certain capital equipment in the Mexican operations. The GE Capital Note contains certain financial covenants. As of December 31, 2006, the Company was in compliance with all of the terms of the GE Capital Note.

The Mexican operations (excluding the Silao Facility) have $2.5 million outstanding on a note payable to Asteer Co., Ltd. (“Asteer Note”) related to the purchase of certain capital equipment. The interest rate on the Asteer Note is fixed at 6.25%. Principal payments on the Asteer Note commenced in the fourth quarter 2006 and continue quarterly through the first quarter 2008. The Asteer Note is unsecured.

In the first quarter 2005, Noble Metal Processing Holding, S. de R.L. de C.V. (“Noble Holding Mexico”) entered into a Revolving Credit Agreement with its operating subsidiary, Noble Summit Metal Processing, S. de. R.L. de C.V. (“NSMP”), extending an $8.0 million line of credit (the “Mexico Credit Facility”) to NSMP. The Mexico Credit Facility carries a 7.0% annual interest rate and expires on December 31, 2007. In the fourth quarter 2005, the Company entered into an agreement with Sumitomo Corporation and certain of its affiliates (collectively, “Sumitomo”) to sell a 49% interest in NSMP as well as a pro rata participation in the loans under the Mexico Credit Facility. At December 31, 2006, the total amount due to Sumitomo under the Mexico Credit Facility was $2.6 million.

As of December 31, 2006, the Company guaranteed $3.0 million of SET’s senior debt. This guarantee is reduced $0.5 million on a quarterly basis beginning in the first quarter of 2008. As of December 31, 2006, the Company had not been notified by SET or SET’s lender of any default that would require performance under the guarantee. Pursuant to guidance in FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and an independent third-party valuation of the guarantee, the Company does not carry a liability for this guarantee at December 31, 2006.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note H—Line of Credit and Long-Term Debt (Continued)

Long-term debt consisted of the following (in thousands):

	2006	2005
U.S. Term Loan due in 2007 through 2011	$70,000	$—
6% Amended and Restated Convertible Notes due in 2011, including conversion option derivative liability of $6,200 and net of discount of ($5,427) at December 31, 2006	33,273	—
4% Convertible Notes, net of discount of ($906) at December 31, 2005	—	39,094
U.S. Revolver due in 2011	17,160	—
Mexico Term Loan due in 2007 through 2009	7,866	—
Mexico Revolver due in 2007	4,500	—
GE Capital Note due in 2007 through 2012	4,759	—
Note Payable to Asteer due in 2007 and 2008	2,470	—
Due to Sumitomo at Silao Facility	2,575	2,125
Other	1,076	61

	143,679	41,280
Less current maturities	21,926	10

	$121,753	$41,270

The aggregate maturities of long-term debt by year as of December 31, 2006 are as follows (in thousands):

2007	$21,926
2008	22,171
2009	15,607
2010	13,928
2011	69,428
After	619

$143,679

Note I—Commitments and Contingencies

The Company leases buildings and equipment under operating leases with unexpired terms ranging from a month-to-month basis to thirteen years. Rent expense, net of sublease income, for all operating leases was approximately $5.6 million, $5.4 million and $4.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The future minimum lease payments under these operating leases are as follows (in thousands):

2007	8,989
2008	7,620
2009	7,052
2010	6,581
2011	5,981
Thereafter	27,426

$63,649

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note I—Commitments and Contingencies (Continued)

The Company expects to receive minimum rent payments of approximately $0.5 million per year for the period 2007 through 2017 related to the sublease of a portion of one of the Company’s manufacturing facilities to SET. The Company received $0.5 million, $0.6 million and $1.2 million in December 2006, 2005 and 2004, respectively from SET related to the sublease of the facility.

The Company is not a party to any legal proceedings other than routine litigation incidental to its business, none of which would have a material adverse impact on the Company’s financial position, cash flows or results from operations.

As of December 31, 2006, the Company guaranteed $3.0 million of SET’s senior debt. This guarantee is reduced $0.5 million on a quarterly basis beginning in the first quarter of 2008. As of December 31, 2006, the Company had not been notified by SET or SET’s lender of any default that would require performance under the guarantee. Pursuant to guidance provided by the FASB in Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and an independent third-party valuation of the guarantee, the Company does not carry a liability for this guarantee at December 31, 2006.

Note J—Income Taxes

The components of earnings from continuing operations before income taxes for fiscal years 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
United States	$2,330	$2,660	$20,736
Foreign	10,395	7,985	933

	$12,725	$10,645	$21,669

Income taxes (benefits) have been charged to continuing operations as follows (in thousands):

	2006	2005	2004
Current
Federal, United States	$187	$2,919	$4,235
Foreign	2,373	2,798	94
State and Local	(25)	402	—

	2,535	6,119	4,329
Deferred	1,322	(533)	1,979

	$3,857	$5,586	$6,308

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note J—Income Taxes (Continued)

A reconciliation of the expected federal income tax expense to the actual amounts computed by applying the statutory tax rate to earnings from continuing operations before income taxes is as follows (in thousands):

	2006	2005	2004
Expected federal income tax	$4,453	$3,726	$7,430
Foreign income, net of foreign taxes	(523)	—	—
General business credit	(345)	(225)	(400)
Difference in foreign & US statutory rates	(148)	(153)	—
Amortization of debt discount	370	253	282
Loss/(gain) on value of convertible option derivative liability	210	—	(836)
Adjustments from finalizing prior year tax returns	(89)	(710)	—
State taxes, net of federal taxes	(75)	267	—
Non-deductible impairment charges	—	2,828	—
Release of contingency on foreign taxes	—	(425)	—
Other, net	4	25	(168)

Actual income tax expense	$3,857	$5,586	$6,308

The Company’s tax rate for 2006 was lower than the U.S. statutory tax rate due to strong financial results in jurisdictions with lower overall tax rates than the United States and the benefit of various tax credits.

The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows (in thousands):

	2006		2005
Current	Deferred Assets	Deferred (Liabilities)	Deferred Assets	Deferred (Liabilities)
Accrued and prepaid expenses	$4,276	$(803)	$349	$(20)
Tax loss carryforwards	137	—	—	—
Tax credit carryforwards	—	—	36	—

	4,413	(803)	385	(20)
Less: Valuation allowance	(1,729)	—	(68)	—

Total	$2,684	$(803)	$317	$(20)

Long-term
Tax loss carryforwards	$3,675	$—	$—	$—
Investment basis difference	2,856	(132)	426	(151)
Depreciation & amortization	2,776	(20,713)	2,050	(7,365)
Accrued and prepaid expenses	242	(135)
Tax credit carryforwards	126	—	90	—

	9,675	(20,980)	2,566	(7,516)
Less: Valuation allowance	(4,478)	—	(358)	—

Total	$5,197	$(20,980)	$2,208	$(7,516)

Net current deferred tax asset	$1,881		$297
Net long-term deferred tax liability		$(15,783)		$(5,308)

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in future years based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Based on the available evidence, both positive and negative, the Company recognizes future tax

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note J—Income Taxes (Continued)

benefits, such as tax loss carryforwards and tax credit carryforwards, to the extent that realizing these benefits is considered to be more likely than not.

At December 31, 2006 the Company had a net deferred tax liability balance of $13.9 million after accounting for valuation allowances of $6.2 million. In evaluating the ability to realize the deferred tax assets, the Company relies principally on forecasted taxable income taking into consideration both historical and projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies.

The following discussion describes the principal deferred differences that are reflected in the deferred tax balances as of December 31, 2006.

In 2006, the Company recognized $5.1 million in deferred tax assets attributable to Pullman’s Mexican facilities offset by a $2.2 million valuation allowance. In addition, the Company recognized $10.7 million in net deferred tax liabilities related to Pullman’s U.S. facilities. These deferred taxes are the result of differences between the book and tax basis in assets acquired and liabilities assumed in the purchase of Pullman. The Company also acquired a Swiss holding company for which a deferred tax asset was recognized for $1.3 million and was fully offset by a $1.3 million valuation allowance.

During 2006, the Company’s investment in SET was restructured and is now accounted for on the equity method. The SET investment was historically accounted for on the cost method. As of December 31, 2006, the Company recorded a deferred tax asset of $2.3 million for the difference in its book investment basis attributable to SET as compared to its tax basis in the SET common and preferred stock. The deferred taxes are primarily attributable to a $7.9 million impairment charge against the SET investment that was recorded in 2005. In the event that the investment is sold, the result would be a capital loss. Capital losses can only offset capital gains in the Company’s U.S. tax return, and the Company has not historically generated capital gains that would be sufficient to absorb any capital loss recognized in future periods. As there is no certainty that the capital loss could be utilized, a full valuation allowance for the asset has been provided.

The Company has recorded $5.6 million of deferred tax assets at December 31, 2006, attributable to its Mexican operations, which includes $1.7 million and $1.8 million that are related to fixed assets and accrued and prepaid expenses, respectively. The Company has also recorded a $2.1 million deferred tax asset at December 31, 2006 attributable to tax loss carryforwards of its recently acquired Mexican operations, which is fully offset by a $2.1 million valuation allowance. The deferred tax asset and related valuation allowance attributable to the Mexican tax-loss carryforward have been recorded pursuant to purchase accounting. The deferred tax assets at December 31, 2006, include $0.3 million related to a tax loss carryforward at the Company’s Australia operations, which the Company expects to utilize. The Company has recorded a $0.6 million deferred tax asset attributable to capital loss carryforwards that the Company does not expect to utilize during the statutory 5-year carry forward period; therefore an offsetting $0.6 million valuation allowance has been recorded at December 31, 2006.

The Company has recorded deferred tax liabilities in the amount of $0.4 million at December 31, 2006 that are attributable to depreciable or amortizable assets related to the Company’s Canadian operations. Of the deferred tax liabilities at December 31, 2006, $0.8 million and $0.1 million are related to accrued and prepaid expenses and investment basis differences, respectively, at the Company’s Mexican operations. The remainder of deferred tax assets and liabilities, including valuation allowances, are attributable to U.S. operations.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note J—Income Taxes (Continued)

FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as a change to opening retained earnings in the first quarter of 2007. The Company expects that the adoption of FIN 48 will not have a significant impact on the Company’s consolidated financial position, results of operations and effective tax rate.

The Company accrues reserves for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated based upon experience. The tax contingency reserve is also adjusted for changes in circumstances, such as expiration of the statute of limitations and significant amendments to existing tax law. Inherent uncertainties exist in estimating tax contingencies due to changes in tax law, both legislated and concluded through administrative interpretations and the various jurisdictions’ court systems.

As of December 31, 2006, the Company recorded reserves for tax liabilities attributable to tax positions reported in the Company’s tax returns that might be challenged by the various governmental tax authorities in the jurisdictions where the Company files its tax returns and where it maintains business operations. As of December 31, 2006 the reserve balance for contingent tax liabilities is primarily attributable to purchase accounting adjustments and have no impact on the Company’s income tax expense. Future amounts payable for these contingent tax liabilities may be reduced pursuant to certain tax indemnifications provided to the Company by the sellers of the acquired businesses.

Note K—Related Parties

In October 2006, in conjunction with a recapitalization of SET, the Company purchased $2.4 million face value of SET preferred stock for $2.0 million. After this transaction, the Company holds $10.0 million face value of SET preferred stock. The Company impaired its $7.6 million investment in SET preferred stock in 2005. The preferred stock is non-voting and pays an annual dividend of 16.96%. After October 2010, the Company has the unilateral right to sell and SET has the unilateral right to purchase the preferred stock for $10.0 million. During 2006, the Company received $0.2 million in dividends from its investment in SET preferred stock. In addition, the Company owns 4% of the common stock of SET. The Company fully impaired its $0.3 million investment in SET common equity in 2005.

At December 31, 2006, the Company guaranteed $3.0 million of SET’s senior debt. This guarantee is reduced $0.5 million on a quarterly basis beginning in the first quarter of 2008. As of December 31, 2006, the Company had not been notified by SET or SET’s lender of any default that would require performance under the guarantee.

In October 2006, the Company and SET entered into a Services Agreement. Under this Services Agreement, the Company agrees to provide SET with certain sales and marketing, operational, financial and administrative services (“services”) in exchange for a fee of $0.6 million per year. In addition, in exchange for the services, the Company will be paid 15% of SET’s income before taxes in excess of $1.0 million during any fiscal year. There were no payments under this additional provision in 2006. The Services Agreement is cancellable at any time upon sixty days notice by SET after the Company’s investment in preferred stock has been repurchased by SET

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note K—Related Parties (Continued)

or transferred to a third-party. In addition, the Company and SET entered into a separate Information Technology Services Agreement in 2002 (the “IT Services Agreement”) where the Company provides certain information technology services to SET in exchange for an annual payment of $0.2 million. This agreement is cancellable at any time by SET. During 2006, the Company received $0.2 million from SET under the IT Services Agreement.

The Company purchased $5.0 million of blanking services from SET in 2006. In addition, the Company leases certain equipment and manufacturing floor space to SET. The equipment lease was amended in October 2006 and provides for annual payments of $0.5 million and expires in October 2011. During 2006, the Company received $0.6 million from SET under the equipment lease. The manufacturing floor space lease is a sub-lease of the Company’s manufacturing facility in Warren, Michigan. The lease was entered into between the Company and SET in 2002 and expires in 2017. Over the past five years the square footage leased to SET under the manufacturing floor space lease has decreased. The Company anticipates receiving $0.5 million in annual lease payments under this lease until 2017. During 2006, the Company received $0.5 million from SET under the manufacturing floor space lease.

The Company designates one member to participate on SET’s board of directors. The 96% majority owner of SET designates two members to participate on SET’s board of directors. Due to its one-third participation on SET’s board of directors and its other relationships with SET, the Company has concluded that it exerts significant influence on the operations of SET. Accordingly, the Company accounts for its investment in SET common equity under the equity method of accounting.

When the Company commenced to exert significant influence on SET in October 2006, the carrying value of its investment in SET common equity was zero. In accordance with EITF No. 98-13, “Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee,” the Company reduced the carrying value of its investment in SET preferred stock by $0.05 million to $1.95 million in the fourth quarter 2006 based upon a percentage of SET’s net loss in the same period. If SET incurs additional losses in future periods, the Company’s investment in SET preferred stock will be further reduced. If SET recognizes income in future periods, the Company’s investment in SET preferred stock will be increased to its cost basis of $2.0 million, and additional income will be recognized under the equity method of accounting to increase the Company’s investment in SET common equity.

On January 28, 2004, the Company completed the sale of its distribution business for $5.5 million in cash to an entity in which the Company’s Chairman and another officer had an interest. Due to the related party nature of the transaction, an independent committee of the Board of Directors was formed to evaluate, negotiate and complete the sale of this business. In addition, an independent opinion regarding the fairness of the transaction was obtained.

Note L—Significant Customers

Certain customers accounted for significant percentages (greater than 10%) of the Company’s net sales from operations for the years ended December 31, 2006, 2005, and 2004, as follows:

	2006	2005	2004
DaimlerChrysler	40%	37%	34%
General Motors	24%	21%	24%
Ford Motor Company	20%	28%	29%

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note M—Acquisitions and Dispositions

Acquisition of Prototech Laser Welding, Inc. (“LWI”)

In 2004, the Company completed the acquisition of LWI for approximately $13.6 million in cash, the assumption of approximately $0.7 million in subordinated debt, and up to an additional $1.0 million payable if certain new business was awarded to the Company within the twenty-four month period following the acquisition. LWI, based in Clinton Township, Michigan, was a supplier of laser-welded blanks to General Motors and was a leader in curvilinear welding.

Results of operations for LWI are included in the Company’s financial statements beginning January 2004. The unaudited pro forma combined historical results for the twelve months ended December 31, 2003, as if the Company had acquired LWI at the beginning of 2003, were estimated to be (in thousands, except per share amounts):

Pro Forma Information	2003
Net sales	$208,104
Earnings from continuing operations	$8,548
Basic earnings per share of continuing operations	$0.73
Diluted earnings per share from continuing operations	$0.68

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

Sale of Distribution Business

In 2004, the Company completed the sale of its distribution business to a private equity fund for $5.5 million in cash. The Company’s Chairman and another officer had an interest in the private equity fund. Due to the related party nature of the transaction, an independent committee of the Board of Directors was formed to evaluate, negotiate and complete the sale of this operation. In addition, an independent opinion regarding the fairness of the transaction was obtained.

Operations in Silao, Mexico

In 2005, the Company completed the acquisition of the assets of Oxford Automotive Inc.’s steel processing facility in Silao, Mexico for $5.7 million in cash and the assumption of $1.1 million in operating liabilities. The

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note M—Acquisitions and Dispositions (Continued)

facility supplies component blanks on a toll processing basis to the Mexican automotive industry. In the fourth quarter 2005, the Company entered into an agreement with Sumitomo to sell a 49% interest in the Silao Facility for consideration of approximately $5.5 million in cash and assumption of a portion of the Mexico Credit Facility. The Company continues to consolidate results of operations from the Silao Facility in its financial statements.

Results of operations for Mexico operations are included in Noble financial statements beginning January 2005. The unaudited pro forma combined historical results for the twelve months ended December 31, 2004, as if the Company had acquired the Silao Facility at the beginning of 2004, are estimated to be (in thousands, except per share amounts):

Pro Forma Information	2004
Net sales	$339,303
Earnings from continuing operations	17,472
Basic earnings per share of continuing operations	1.20
Diluted earnings per share from continuing operations	1.10

The pro forma information includes an adjustment for the effect of the amortization of the intangible asset recognized in the acquisition and other accounting adjustments recognized in recording the combination. This pro forma information is not necessarily indicative of future operating results.

The Company has completed the allocation of the purchase price for the Silao Facility pursuant to purchase accounting requirements. The table below summarizes the final purchase price allocation of the Silao Facility (in thousands):

Current Assets	$2,313
Fixed Assets	2,931
Intangible Asset	544
Goodwill	1,107
Current Liabilities	(1,217)
Purchase Price, net of cash acquired	$5,678

Pullman Industries, Inc. Acquisition

In October 2006, the Company completed the acquisition of all outstanding common stock of Pullman for approximately $122.1 million, including cash of $90.7 million, the assumption of long-term debt of $22.0 million, contingent consideration of approximately $14.0 million offset by cash acquired of $4.6 million. The contingent consideration is payable upon the Company’s receipt of amounts owed by certain customers. It is anticipated that this amount will be paid in the first two quarters of 2007. There is $14.0 million included in accrued liabilities at December 31, 2006 for this contingent consideration. Pullman was a leading manufacturer of tubular and shaped structures using roll-forming and other processes, primarily for the automotive industry. Pullman operated four facilities in the United States and two facilities in Mexico.

Results of operations for Pullman are included in the Company’s financial statements beginning October 2006. The unaudited pro forma combined historical results for the twelve months ended December 31, 2006 and

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note M—Acquisitions and Dispositions (Continued)

2005, as if the Company had acquired Pullman at the beginning of 2006 and 2005, are estimated to be (in thousands, except per share amounts):

Pro Forma Information	2006	2005
Net Sales	$596,941	$570,329
Earnings from continuing operations	10,382	12,385
Basic earnings per share of continuing operations	0.74	0.89
Diluted earnings per share from continuing operations	0.74	0.88

The pro forma information includes adjustments for depreciation and the effect of the amortization of intangible assets recognized in the acquisition and other accounting adjustments recognized in recording the combination. This pro forma information is not necessarily indicative of future operating results.

The Company has completed a preliminary allocation of the purchase price for its Pullman acquisition pursuant to purchase accounting requirements. The table below summarizes the preliminary purchase price allocation of the Pullman acquisition at December 31, 2006 (in thousands):

Current Assets	$63,662
Fixed Assets	45,793
Intangible Asset	29,027
Deferred Tax Assets	3,052
Goodwill	54,577
Current Liabilities	(63,053)
Deferred Tax Liability	(10,684)
Long-Term Liabilities	(297)
Purchase Price, net of cash acquired	$122,077

Note N—Geographic Information

The Company classifies operations into one industry segment. This segment is the automotive industry. The tables below identify the breakdown of the Company’s revenues by country (which are classified based upon country of production) and long-lived assets by country, which consist primarily of fixed assets (in thousands).

Net Sales	2006	2005	2004
United States	$279,205	$248,234	$249,214
Canada	127,893	110,507	82,982
Mexico	23,572	4,400	—
Australia	10,702	679	415

	$441,372	$363,820	$332,611

Long-Lived Assets	2006	2005	2004
United States	$174,438	$63,022	$67,036
Canada	6,698	4,982	4,445
Mexico	33,795	11,349	—
Australia	1,066	1,103	483

	$215,997	$80,456	$71,964

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note O—Share-Based Payments and Employee Benefit Plans

Effective January 1, 2006, the Company commenced accounting for share-based payment arrangements in accordance with SFAS No. 123(R), “Share-Based Payments” (“SFAS 123(R)”) using the modified prospective application transition method. Accordingly, the financial statements prior to 2006 do not reflect any restated amounts. Under SFAS 123(R), the fair value of share-based payment arrangements are recognized in the financial statements as period expenses, generally over the vesting period.

For periods prior to January 1, 2006, as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounted for its share-based payment arrangements under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under SFAS 123, companies could either recognize the fair value of share-based payment arrangements as period expenses or disclose the pro forma impact in the notes to the financial statements. The Company elected to disclose the pro forma impact in the notes to the financial statements. Accordingly, no compensation cost has been recognized under SFAS 123 for the periods prior to January 1, 2006 for awards under the Stock Option Plan, although the Company has recognized compensation expense for awards under the Stock Incentive Plans since these awards were considered compensatory. Had compensation cost been recognized for awards under the Stock Option Plan based upon fair value, the Company’s net earnings and earnings per share for the years ended December 31, 2005 and 2004 would have been as follows (in thousands, except per share data):

	2005	2004
Net earnings from operations
As reported	$5,093	$15,361
Less: Total employee stock option expense under the fair value method, net of related tax effects	201	170

Pro forma	$4,892	$15,191
Basic earnings per share from continuing operations
As reported	$0.37	$1.05
Pro forma	$0.35	$1.03
Diluted earnings per share from continuing operations
As reported	$0.36	$0.96
Pro forma	$0.35	$0.95

Total share-based compensation expense, net of tax, was $0.5 million, $0.1 million and $0.2 million in 2006, 2005 and 2004 respectively. Income tax benefits from share-based compensation arrangements were $0.2 million in 2006. These tax benefits were permanent differences as a result of stock option exercises.

Fair values of options granted in 2005 were determined using the Hull-White Enhanced FASB 123 model based upon assumptions of a risk-free rate of 4.50%, dividend yield of 1.7%, expected life of 5 years, and expected volatility of 25%. There were no options granted during 2004 or 2006.

Executive Stock Appreciation Rights Plan (“SAR Plan”)

The Board of Directors approved and adopted the SAR Plan effective as of March 1, 2006. The purpose of the SAR Plan is to provide incentive for business performance, to reward contributions towards goals consistent

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note O—Share-Based Payments and Employee Benefit Plans (Continued)

with the Company’s business strategy and to enable the Company to attract and retain highly qualified, motivated and experienced employees. The SAR Plan provides for the grant of cash awards based upon the increase in the value of the Company’s common stock from the date of grant through the date of exercise. 750,000 Stock Appreciation Rights (“SARs”) are authorized under the SAR Plan.

At December 31, 2006 there are 400,000 SARs outstanding under the SAR Plan. The weighted-average fair value of these SARs is estimated to be $6.55 per SAR at December 31, 2006 using the Hull-White Enhanced SFAS No. 123(R) Model using weighted-average assumptions as follows:

Risk-free rate	4.7%
Dividend yield	1.6%
Estimated volatility	36.4%
Expected term (years)	3.2
Exercise price	$17.16

The estimated volatility is based upon historical volatility. The expected term is based upon a four-year graded vesting period and the assumption that SARs will be exercised when the Company’s stock price is at a 20% premium to the exercise price. The fair value of the SARs is amortized to compensation expense on a straight-line basis over the four year vesting period. The SARs expire ten years after the expiration of each graded vesting period. In 2006, compensation expense of $0.4 million was recognized related to the amortization of SARs. A liability of $0.4 million is recorded at December 31, 2006 in other long-term liabilities for the amortized fair value of SARs outstanding. Additional compensation expense of $2.2 million will be recognized over the remaining vesting period of approximately four years.

Stock Incentive Plans

In 2001, the Board of Directors adopted, and stockholders approved, the Employee Stock Incentive Plan and the Non-Employee Director Stock Incentive Plan (collectively, the “Stock Incentive Plans”). The purpose of the Stock Incentive Plans is to advance the interests of the Company to attract and retain persons of ability to perform services for the Company by providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement by the Company of its economic objectives. The Stock Incentive Plans are administered by the Compensation Committee of the Board of Directors, which has the authority, subject to certain limitations, to make grants and modify the Stock Incentive Plans. The Stock Incentive Plans allow for the issuance of up to 900,000 shares (adjusted for the Stock Split) of the Company’s common stock. As of December 31, 2006, 701,341 shares are eligible to be granted under the Stock Incentive Plans.

In 2006, 25,258 shares of common stock were issued and the Company recorded $0.3 million in stock compensation expense. In 2005, 7,457 shares of common stock were issued and the Company recorded $0.2 million in stock compensation expense. In 2004, 11,409 shares of common stock were issued and the Company recorded $0.3 million in stock compensation expense. Some shares issued during 2006, 2005 and 2004 were granted fully vested but hold either a one or two year trading restriction. At the date of grant, the per share weighted average fair-value of shares issued during 2006 was estimated to be $12.42, incorporating any trading restrictions into the estimation of fair value.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note O—Share-Based Payments and Employee Benefit Plans (Continued)

Stock Option Plan

In 1997, the Company adopted the Stock Option Plan, which provides for the grant of non-qualified stock options to employees, officers, directors, consultants and independent contractors, as well as for the grant to employees of qualified stock options. The Stock Option Plan has a ten-year term and 700,000 shares (adjusted for the Stock Split) of the Company’s common stock have been reserved by the Board of Directors for issuance. There are no options eligible for grant under the Stock Option Plan although options may be eligible for grant in the future if outstanding options are forfeited prior to the termination of the Stock Option Plan in 2007. The Stock Option Plan is administered by the Compensation Committee of the Board of Directors, which has the authority, subject to certain limitations, to grant options and to establish the terms and conditions for vesting and exercise thereof. The terms of the stock options may not exceed ten years from the date of grant.

During the year ended December 31, 2006, the remaining 15,000 stock options vested under the Stock Option Plan and the Company recorded $0.01 million in compensation expense. The Company’s Stock Option Plan was fully granted and substantially vested as of January 1, 2006 therefore accounting for the Stock Option Plan under the adoption of SFAS 123(R) was not significant.

A summary of the status of the Stock Option Plan as of December 31, 2006, and the changes during the years ended December 31, 2006, 2005 and 2004 is as follows (adjusted for the Stock Split):

	Shares	Weighted Average Exercise Price
Outstanding 12/31/03 (459,075 exercisable)	684,498	$5.43
Exercised	(427,800)	$5.52
Forfeited	(36,675)	$6.78

Outstanding 12/31/04 (163,173 exercisable)	220,023	$5.03
Granted	45,177	$14.73
Exercised	(86,150)	$4.55

Outstanding 12/31/05 (164,051 exercisable)	179,051	$7.70
Exercised	(58,725)	$5.05
Forfeited	(900)	$4.07

Outstanding 12/31/06 (119,426 exercisable)	119,426	$9.04

The Company received $0.3 million, $0.8 million and $2.3 million from the issuance of new shares for stock options exercised during the years ended 2006, 2005 and 2004, respectively. Stock options outstanding and exercisable at December 31, 2006 have a weighted-average contractual life of 2.27 years. The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2006:

Range of Exercise Prices	Outstanding Stock Options	Weighted Average Exercise Price	Number of Stock Options Exercisable	Weighted Average Exercise Price
$4.07 – $5.33	62,999	$5.32	59,999	$5.23
$7.00	11,250	7.00	11,250	7.00
$14.73	45,177	14.73	45,177	14.73

Total	119,426	$9.04	116,426	$9.09

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note O—Share-Based Payments and Employee Benefit Plans (Continued)

Employee Benefit Plans

The Company has a 401(k) Plan for substantially all employees of the Company. Company contributions are voluntary and are established as a percentage of each participant’s salary up to a certain amount per employee. Company contributions to the 401(k) Plan were $0.9 million, $0.5 million, and $0.3 million in 2006, 2005 and 2004, respectively.

The Company has a deferred compensation plan for employees who are not eligible to fully participate in the Company’s 401(k) Plan. Under this deferred compensation plan, employees may elect to defer compensation to future years. These deferred amounts are indexed to investment selections chosen by the employee from a group of available investments, mostly mutual funds. At December 31, 2006 and 2005, the Company recorded a liability for deferred compensation payable to employees of $0.7 million and $0.6 million, respectively. The Company invests amounts deferred for employee compensation in life insurance contracts covering certain executives. At December 31, 2006 and 2005, the Company recorded an asset of $0.6 million and $0.5 million, respectively for the cash surrender value of these life insurance contracts.

Note P—Subsequent Events

Amended and Restated Convertible Notes

In January 2007, the Company and the holders of its Amended and Restated Convertible Notes agreed to fix the conversion price of the notes at $19.50 over the term of the notes and to remove the conversion price reset provision that would have been effective July 1, 2007. The annual interest rate was increased from 6% to 8%. In addition, prior to the amendment in January 2007, the Amended and Restated Convertible Notes gave the Company the right to call the notes after three years if the Company’s common stock was trading at least 140% of the conversion price for a specified period of time. This call premium was reduced from 140% to 120%. The Company is currently evaluating the accounting impact of these amendments.

Acquisition of Tailored Laser-Welded Blank Business of Arcelor S.A.

In March 2007, the Company entered into a definitive Share Purchase Agreement with Arcelor, pursuant to which it will acquire the Arcelor Business in exchange for (i) 9.375 million newly-issued shares of the Company’s common stock, (ii) $116.3 million less capitalized lease obligations, accrued taxes and adjustments for working capital at closing to be paid in cash and (iii) $15.0 million to be paid in the form of a 6% subordinated note maturing in 2012.

At closing, Arcelor will transfer (i) to one of the Company’s European subsidiaries, all the outstanding Arcelor Business in Europe, China and India, and (ii) to one of the Company’s U.S. subsidiaries, all the outstanding equity interests in Arcelor’s U.S. subsidiary that operates the U.S. portion of the Arcelor Business. The Arcelor Business the Company is acquiring does not include two laser-welded blank production plants owned by Arcelor subsidiaries in Belgium and Germany, but these facilities will be subject to a contract manufacturing agreement with the Company. In addition, subject to the approval of certain third parties, the Company may acquire the business of Powerlasers Limited, an affiliate of Arcelor, for the purchase price of $50 million (subject to adjustment based on the financial performance of Powerlasers Limited). Summarized financial information, including goodwill and intangible assets, for the Arcelor Business the Company is acquiring

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2006, 2005 and 2004

Note P—Subsequent Events (Continued)

(excluding the facilities subject to the contract manufacturing agreement) assuming the Company would have acquired the Arcelor Business on January 1, 2006 at and for the year ended December 31, 2006 is as follows (in millions):

Net sales	$353.1
Operating profit	9.1
Total assets	390.6

The Arcelor transaction is expected to close in the second or third quarter of 2007, subject to several conditions, including approval of the transaction by the Company’s stockholders and any requisite regulatory approval. For more information on this transaction, see the Company’s 2007 Proxy Statement, which may be obtained, when it is becomes available, without charge at the SEC’s website at www.sec.gov, or at the Company’s website at www.nobleintl.com under the “Investor Relations” tab.

Note Q—Unaudited Quarterly Results of Operations

Earnings (loss) per share amounts for 2006 and 2005 have been adjusted to reflect the Stock Split. Earnings from operations in the fourth quarter 2005 includes impairment charges of $10.1 million: $0.2 million related to the write off of an investment in a private company in the automotive business originating in 2001, $2.1 million related to two non-core assets including real estate held for sale and notes receivable, both of which were related to businesses the Company sold, and $7.9 million related to the Company’s investment in SET. Earnings from operations in the fourth quarter of 2006 includes the reversal of a $1.0 million credit reserve on the Logistics Notes established in 2005 due to the full collection of amounts owed.

Fiscal 2006, Quarter Ended	March 31	June 30	September 30	December 31	Total
Net sales	$100,435	$109,556	$93,170	$138,211	$441,372
Cost of sales	90,488	97,593	85,219	129,641	402,941
Gross margin	9,947	11,963	7,951	8,570	38,431
Earnings from operations	$3,140	$4,408	$2,447	$(2,216)	$7,779

Basic earnings (loss) per share	$0.23	$0.31	$0.17	$(0.16)	$0.55
Diluted earnings (loss) per share	$0.23	$0.31	$0.17	$(0.16)	$0.55

Fiscal 2005, Quarter Ended	March 31	June 30	September 30	December 31	Total
Net sales	$86,750	$91,596	$89,099	$96,375	$363,820
Cost of sales	77,064	81,612	81,105	86,236	326,017
Gross margin	9,686	9,984	7,994	10,139	37,803
Earnings from operations	$3,792	$3,808	$1,520	$(4,027)	$5,093

Basic earnings (loss) per share	$0.27	$0.27	$0.11	$(0.29)	$0.37
Diluted earnings (loss) per share	$0.27	$0.27	$0.11	$(0.29)	$0.36

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic filings pursuant to the Exchange Act.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance to management and our Board of Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. Management excluded from its assessment the internal control over financial reporting at Pullman Industries which was acquired on October 12, 2006 and whose financial statements constitute negative 3 percent and 50 percent of net and total assets, respectively, 10 percent of revenues, and negative 25 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment, management believes that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP (“Deloitte”), the independent registered public accounting firm who also audited our consolidated financial statements. Deloitte’s attestation report on management’s assessment of our internal control over financial reporting appears on page 33.

There have been no significant changes in our internal control over financial reporting or other factors that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Certain of the information required to be furnished pursuant to this item is incorporated by reference from the information under the caption “Proposal 2: Election of Directors” in the Proxy Statement to be filed with the SEC pursuant to Regulation 14A for the Company’s 2007 Annual Meeting of Stockholders.

The Company has adopted a written Code of Ethics which is applicable to its Chief Executive Officer, Chief Financial Officer and Corporate Controller, as well as applicable to all of its directors, officers and employees. A copy of the Noble International, Ltd. Code of Ethics is available free of charge on the Company’s website at www.nobleintl.com.

Item 11.	Executive Compensation

The information required to be furnished pursuant to this item is incorporated by reference from the information under the captions “Executive Compensation and Other Information,” “Compensation Discussion and Analysis” and “Report of the Compensation Committee” in the 2007 Proxy Statement to be filed with the SEC pursuant to Regulation 14A for the Company’s 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(amounts appearing in the table below are adjusted for the Stock Split)

	Equity Compensation Plan
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	119,426	$9.04	701,341
Equity compensation plans not approved by security holders	—	—	—

Total	119,426	$9.04	701,341

The information required to be furnished pursuant to this item is incorporated by reference from the information under the captions “Voting Rights and Requirements” and “Security Ownership of Certain Beneficial Owners and Management of Noble” in the 2007 Proxy Statement to be filed with the SEC pursuant to Regulation 14A for the Company’s 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A for the Company’s 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required to be furnished pursuant to this item in incorporated by reference from the information under the caption “Principal Accounting Firm Fees” in the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A for the Company’s 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Comprehensive Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Supplementary Data—Summary of Quarterly Results of Operations

(b)	Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts

(c)	Exhibits.

The exhibits listed on the accompanying “Index to Exhibits” are filed, or incorporated herein by reference, as part of this Report.

Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Additions— Charged to Costs and Expenses		Deductions— (see notes below)		Balance at End of Period
Year ended December 31, 2004
Reserve for doubtful accounts	$94	$376		$317	(1)	$153
Reserve for obsolete inventory	—	117		—		117
Valuation allowance for deferred taxes	1,173	467	(2)	500	(3)	1,140

Year ended December 31, 2005
Reserve for doubtful accounts	153	133		92	(1)	194
Reserve for obsolete inventory	117	114		—		231
Reserve for credit losses on NLS Notes	—	1,000		—		1,000
Valuation allowance for deferred taxes	1,140	235	(4)	949	(5)	426

Year ended December 31, 2006
Reserve for doubtful accounts	194	593	(6)	103	(1)	684
Reserve for obsolete inventory	231	185		—		416
Reserve for credit losses on NLS Notes	1,000	—		1,000	(7)	—
Valuation allowance for deferred taxes	426	5,817	(8)	36	(9)	426
Reserve for loss tooling contracts	—	3,053		—		3,053

(1)	Deduction is uncollectible accounts charged off.
(2)	Addition to valuation allowance related to fixed assets acquired in the LWI acquisition.
(3)	Deduction from valuation allowance related to utilization of tax credit carryforwards.
(4)	Addition to valuation allowance related to uncertainty of recoverability of deferred tax assets generated from capital losses.
(5)	Deduction from valuation allowance related to finalization of LWI purchase accounting ($468) and an adjustment to capital loss related to the sale of Distribution business ($481).
(6)	Addition primarily related to accounts receivable assumed in Pullman acquisition.
(7)	Amounts owed under NLS Notes were received in full in 2006.
(8)	Addition to valuation allowance related to uncertainty of recoverability of deferred tax assets generated from tax losses incurred in foreign jurisdictions ($3,351) and capital losses ($2,465).
(9)	Deduction from valuation allowance related to decrease in deferred tax asset for investment in SET.

All other Schedules have been omitted because they are not applicable or not required.

Computation of Ratio of Earnings to Fixed Charges is attached as Exhibit 12.1 to this Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Noble International, Ltd., as amended on May 19, 2006 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q dated July 21, 2006).

3.2	Amended and Restated Bylaws of Noble International, Ltd., made effective as of May 19, 2006 (incorporated herein by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K dated May 24, 2006).

4.1	Indenture between Noble International, Ltd. and American Stock Transfer & Trust Company dated as of July 23, 1998 (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 10, 1998).

10.1	Subsidiaries Stock Purchase Agreement among Noble International, Ltd. Noble Technologies, Inc., Noble Metal Processing, Inc. and S.E.T. Steel, Inc., dated February 16, 2001(incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed March 1, 2001).

10.2	Asset Purchase Agreement among SRS California Operations, LLC and Noble Logistic Services, Inc., a California corporation, Noble Logistic Services, Inc., a Michigan corporation, and Noble International, Ltd. dated March 21, 2003 (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed April 7, 2003).

10.3	Stock Purchase Agreement among SRS Texas Holdings, LLC and Noble Logistic Services Holdings, Inc., Noble Logistic Services, Inc., and Noble International, Ltd., dated March 21, 2003 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed April 7, 2003).

10.4	Stock Purchase Agreement among Noble Metal Processing, Inc. and the Shareholders of Prototech Laser Welding, Inc. (d/b/a Laser Welding International) dated January 12, 2004 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed February 3, 2004).

10.5	Form of Convertible Subordinated Note (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 26, 2004).

10.6	Registration Rights Agreement by and among Noble International, Ltd. and the Beneficiaries thereof, dated as of March 25, 2004 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 26, 2004).

10.7	Securities Purchase Agreement by and among Noble International, Ltd and the Investors thereto, dated as of March 25, 2004 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 26, 2004).

10.8	Letter Amendment to Convertible Subordinated Notes dated as of October 20, 2004 (incorporated herein by reference to Exhibit 99 of the Company’s Current Report on Form 10-K filed December 7, 2004.

10.9	Lease between JC Kentucky Properties, LLC., and Noble Metal Processing-Kentucky LLC dated May 1, 2004 (incorporated herein by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K filed March 15, 2005).

10.10	Agreement between Noble International, Ltd. and Jay J. Hansen, made effective as of January 1, 2006 (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated March 7, 2006).

Exhibit Number	Exhibit Description
10.11	Agreement between Noble International, Ltd. and David Fallon, made effective as of January 1, 2006 (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated March 7, 2006).

10.12	Agreement between Noble International, Ltd. and Steven A. Prue, made effective as of January 1, 2006 (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated March 7, 2006).

10.13	Summary of Non-Employee Director Compensation, made effective as of May 19, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 24, 2006).

10.14	Agreement between Noble International, Ltd. and Thomas L. Saeli, made effective as of March 1, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 10, 2006).

10.15	Noble International, Ltd. Executive Stock Appreciation Rights Plan, made effective as of March 1, 2006 (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated April 6, 2006).

10.16	Agreement between Noble International, Ltd. and Andrew J. Tavi, made effective as of May 19, 2006 (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated August 25, 2006)

10.17	Fifth Amended and Restated Credit Agreement by and among Noble International, Ltd. as Borrower and Comerica Bank as Lead Lender, Administrative Agent and Lender, dated as of October 12, 2006 (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed October 27, 2006).

10.18	Form of Amended and Restated Convertible Subordinated Notes (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 17, 2006).

10.19	Stock Purchase Agreement by and among Noble Tube Technologies, LLC, Noble International, Ltd. and the Shareholders of Pullman Industries, Inc., dated as of October 12, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 17, 2006).

10.20	Registration Rights Agreement by and among Noble International, Ltd. and the Beneficiaries thereof, dated as of October 11, 2006 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed October 17, 2006).

10.21	Binding Letter of Intent by and between Noble International, Ltd. and Arcelor S.A., dated as of October 26, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 27, 2006).

10.22	Equity Joint Venture Contract between Wisco Jiangbei Steel Processing and Logistics Co., Ltd. and Noble Metal Processing Asia Limited, dated as of November 30, 2006.

10.23	Sixth Amended and Restated Credit Agreement by and among Noble International, Ltd., as Borrower, Comerica Bank as Co-Lead Arranger, Administrative Agent and Lender and other Lenders parties thereto, dated as of December 11, 2006, together with attached exhibits.

10.24	Share Purchase Agreement by and between Noble International, Ltd. and Arcelor, S.A., dated as of March 15, 2007, together with attached exhibits.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Noble International, Ltd.’s Code of Ethics (incorporated herein by reference to the Company’s website, located at www.nobleintl.com under the tab “Investor Relations”).

Exhibit Number	Exhibit Description
17.1	Letter of Resignation of Christopher L. Morin (together with Severance and Release Agreement incorporated herein by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed February 23, 2006).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (included after signature page hereto).

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14 (a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14 (a) of the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2007

NOBLE INTERNATIONAL, LTD.

By:	/s/ THOMAS L. SAELI	By:	/s/ DAVID J. FALLON
	Thomas L. Saeli		David J. Fallon
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert J. Skandalaris and Michael C. Azar, his attorneys-in-fact, each with the power of substitution and re-substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ ROBERT J. SKANDALARIS Robert J. Skandalaris, Chairman of the Board and Director	March 28, 2007

/s/ MARK T. BEHRMAN Mark T. Behrman, Director	March 28, 2007

/s/ VAN E. CONWAY Van E. Conway, Director	March 28, 2007

/s/ LARRY R. WENDLING Larry R. Wendling, Director	March 28, 2007

/s/ FRED L. HUBACKER Fred L. Hubacker, Director	March 28, 2007

/s/ THOMAS L. SAELI Thomas L. Saeli, CEO and Director	March 28, 2007

/s/ JOSEPH C. DAY Joseph C. Day, Director	March 28, 2007