Form 10-K/A
period 2006-12-31
NOBLE INTERNATIONAL, LTD.
filed 2007-04-30
CIK 1034258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Commission file number 001-13581

Noble International, Ltd.

(Exact name of registrant as specified in its charter)

Delaware	38-3139487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28213 Van Dyke Avenue Warren, Michigan	48093
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (586) 751-5600

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Names of each exchange on which registered
Common Stock, $.00067 par value	NASDAQ National Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

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

Explanatory Statement:

This Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and originally filed on March 28, 2007 (“Original Annual Report”), for the purpose of adding information under Items 10, 11, 12, 13 and 14 of Part III previously incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A for our 2007 annual meeting of stockholders (the “Proxy Statement”). The filing of our definitive Proxy Statement has been delayed as a result of SEC review of our proposed transaction with Arcelor S.A. as described in the Proxy Statement.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Set forth below are the name, age and position of each of our directors on April 27, 2007.

Name	Age	Director Since	Positions Held
Robert J. Skandalaris	54	1997	director (chairman)
Mark T. Behrman	44	1999	director
Van E. Conway	54	2002	director
Thomas L. Saeli	50	2002	director, chief executive officer
Fred L. Hubacker	62	2004	director
Larry R. Wendling	48	2004	director
Joseph C. Day	62	2006	director

Robert J. Skandalaris, age 54, our founder, currently serves as chairman of the board and director. Mr. Skandalaris was formerly a principal and managing director of Quantum Value Partners, LP, a private investment fund. Prior to founding Noble in 1993, Mr. Skandalaris was vice chairman and a shareholder of The Oxford Investment Group, Inc., a Michigan-based merchant banking firm, and served as chairman and chief executive officer of Acorn Asset Management, a privately held investment advisory firm. Mr. Skandalaris is chairman and chief executive officer of Oakmont Acquisition Corp., a special purpose acquisition company. Mr. Skandalaris began his career as a certified public accountant with the national accounting firm of Touche Ross & Co. Mr. Skandalaris holds a B.A. from Michigan State University and an M.S.A. from Eastern Michigan University.

Mark T. Behrman, age 44, joined our board of directors in January 1999. Mr. Behrman is the chief executive officer of J Giordano Securities Group, a boutique investment banking and institutional brokerage firm. Prior to that, Mr. Behrman was co-founder and the chief operating officer of Berko Productions, LLC, an entertainment company that specializes in the production and acquisition of feature films and television programming for worldwide distribution. Previously, Mr. Behrman served as a Managing Director in the U.S. Operations Division of Trade.com Global Markets, Inc., an international financial services firm, and as the head of corporate finance for its predecessor, BlueStone Capital Partners, LP, a full service investment banking firm. Mr. Behrman’s career also included stints in investment banking at both Paine Webber, Inc. and Drexel Burnham Lambert, Inc. Mr. Behrman also currently serves on the board of directors of Oakmont Acquisition Corp., a special purpose acquisition company. Mr. Behrman holds a B.S. from The State University of New York at Binghamton and an M.B.A. from Hofstra University.

Van E. Conway, age 54, joined our board of directors in 2002. Mr. Conway is the co-founder and managing partner of Conway, MacKenzie & Dunleavy (“CM&D”), a nationally recognized turnaround and crisis management consultant, providing supply chain management, financial and management consulting to original equipment manufacturers, Tier I and II auto suppliers, as well as other industries. Prior to establishing CM&D in 1987, Mr. Conway served as partner-in-charge of the Emerging Business Services Department at Deloitte & Touche, LLP. Mr. Conway is a certified public accountant and certified fraud examiner. He holds a B.S. from John Carroll University and an M.B.A. from the University of Detroit.

Fred L. Hubacker, age 62, joined our board of directors in 2004. Mr. Hubacker is executive director at CM&D. In 2001, Mr. Hubacker was vice chairman of Venture Companies Worldwide, a privately held supplier of automotive interior systems, cockpit modules and front end systems. From 1996 through 2000, Mr. Hubacker served as president and CEO of New Venture Gear, a worldwide supplier of driveline and four wheel drive systems to the automotive industry. From 1993 through 1995, Mr. Hubacker served as president and chief operating officer of Textron Automotive Company. Mr. Hubacker holds a B.A. from Michigan State University and an M.B.A. in finance from Wayne State University.

Larry R. Wendling, age 48, joined our board of directors in 2004. Mr. Wendling is the chief financial officer at The Daimler Group, Inc. a real estate developer headquartered in central Ohio, specializing in multi-tenant office buildings, warehouses and retail centers. Prior to joining Daimler, Mr. Wendling was chief financial officer of Davon, Inc., a construction material company. From 1995 to 1999, Mr. Wendling was the treasurer and CFO of the U.S. subsidiary of Schuler, an international manufacture of metal stamping equipment for the automotive industry. From 1991 to 1995, Mr. Wendling was manager of financial reporting with The Limited, Inc. Prior to joining The Limited, Mr. Wendling was employed at Arthur Anderson. Mr. Wendling is a certified public accountant. He holds a B.S. in accounting from the Ohio State University.

Joseph C. Day, age 62, joined our board of directors in March 2006. Mr. Day is currently the managing member of each of Day Technologies, LLC and The Best Day, LLC, each of which is engaged in investment consulting services. Mr. Day was the chairman and chief executive officer of Freudenberg-NOK G.P. (“FNOK”), a Tier 1 automotive manufacturer of oil seals, rubber and plastic products and vibration control products, until his retirement in 2002. Mr. Day served as president of FNOK since its formation in 1989, and served as chairman and CEO since 1996. Prior to joining FNOK, Mr. Day worked for the Dexter Corp. in Windsor Locks, Connecticut, as president of the specialty materials & engineered plastics group from 1985-1988 and as president of Dexter Corp.’s C.H. Dexter Division from 1980-1985. Mr. Day served as chairman of the Original Equipment Suppliers Association from 1999 to 2001. He also has served on the board of directors of Venture Holdings, LLC and Applied Extrusion Technologies, Inc., and on the board of trustees of Beaumont Hospital. Mr. Day holds a B.S. in Plastics Engineering from Lowell Technological Institute.

Thomas L. Saeli, age 50, chief executive officer, joined our board of directors in 2002. Mr. Saeli also serves as our chief executive officer, a position held since March 2006. Prior to becoming chief executive officer, Mr. Saeli was the vice president of corporate development for Lear Corporation. Prior to joining Lear in 1998, Mr. Saeli was a vice president and partner at The Oxford Investment Group, Inc., a Michigan-based merchant banking firm, and from 1983 to 1988 served as division manager of financial controls for Pepsico, Inc. Mr. Saeli holds a B.A. from Hamilton College and an M.B.A. from the Columbia University Graduate School of Business.

Executive Officers

Our executive officers who are not also directors are as follows:

Steven A. Prue, age 44, president, joined us in 2004. Mr. Prue was previously vice president of sales, marketing and advanced technologies. Mr. Prue has been with us since 2004 when we acquired Laser Welding International, Inc., a company he founded, which at the time of the acquisition achieved approximately $40 million in annual revenue. Prior to starting Laser Welding International, he was responsible for the start-up and market development of Prototech Laser, Inc. Mr. Prue began his career at Ford Motor Company in its college graduate program. Mr. Prue holds a bachelor’s degree in business administration from Michigan State University and a masters in business administration from Northwood University.

David J. Fallon, age 37, vice president and chief financial officer, joined us in 2002. Mr. Fallon has held various positions in the finance department of Noble Metal Processing, Inc. and most recently was vice president of finance. Prior to joining us, Mr. Fallon was the treasury manager at Textron Automotive. From 1997 to 2001, he served as a financial analyst at DaimlerChrysler. From 1991 to 1995, Mr. Fallon also held the position of senior accountant at Deloitte & Touche. Mr. Fallon holds a bachelor of science in business administration from the University of Dayton, and an MBA from The Wharton School of Business at University of Pennsylvania. Mr. Fallon is a certified public accountant and a CFA charter holder.

Andrew J. Tavi, age 34¸ vice president and general counsel, joined us in 2005 as deputy general counsel and assistant secretary and was appointed our vice president and general counsel in May 2006. Prior to joining us, Mr. Tavi was senior counsel at the law firm of Foley & Lardner LLP, specializing in mergers & acquisitions, securities law and real estate transactions. While at Foley, Mr. Tavi served as our outside legal counsel on numerous transactions and corporate matters. Mr. Tavi holds a B.A. from the University of Michigan and a J.D. from the University of Michigan Law School.

Michael C. Azar, age 43, vice president—administration and secretary, joined us in 1996. Mr. Azar served as a member of our board of directors from December 1996 until November 1997 and as our general counsel until May 2006. Mr. Azar was formerly a principal managing director of Quantum Value Partners, LP, a private equity fund. Mr. Azar is the vice president and secretary of Veri-Tek International, Corp., a publicly traded specialty machine tool builder, whose principal shareholder is Quantum Value Partners, LP. Mr. Azar also currently serves as president and member of the board of directors of Oakmont Acquisition Corp., a special purpose acquisition company. Prior to joining us, Mr. Azar was employed as general counsel to River Capital, Inc., an investment banking firm, from January through November 1996. Mr. Azar holds a B.A. from Kalamazoo College and a J.D. from the University of Detroit.

Craig S. Parsons, age 35, vice president-sales, joined us in 1993. Mr. Parsons has held various positions in the engineering, manufacturing and sales departments of, our subsidiary, Noble Metal Processing, Inc., and most recently was vice president of sales. Mr. Parsons holds a B.S. from Eastern Michigan University and an MBA from the University of Detroit.

Board of Directors Meetings and Committees

Our board of directors manages or directs the management of our business. During the fiscal year ended December 31, 2006, there were five meetings of the board of directors. All members attended at least 75% of the meetings of the directors and the committees on which they serve.

Our board has established four standing committees the principal functions of which are briefly described below. The charters of these committees are posted on our website, www.nobleintl.com, in the investor information section and paper copies will be provide upon request to the office of the Secretary, Noble International, Ltd., 28213 Van Dyke Ave., Warren, MI 48093.

Compensation Committee

Our compensation committee reviews and makes recommendations regarding the compensation of our executive officers and certain other management staff. Our compensation committee consists of Larry R. Wendling and Fred L. Hubacker, each of whom is an independent director as defined by Rule 4200(1)(15) of the National Association of Securities Dealers’ listing standards. Mark T. Behrman also served on our compensation committee until September 2006, and was also an independent director until the time of his resignation from the compensation committee. The compensation committee met four times during the year ended December 31, 2006.

Audit Committee

Van E. Conway, Fred L. Hubacker and Larry R. Wendling, all of whom are independent directors, served on our audit committee. Mr. Conway served as chairman of the audit committee. The audit committee assists the Board in monitoring (1) the integrity of our financial statements, (2) the independent auditor’s qualifications and independence, (3) the performance of our internal control function and independent auditors and (4) our compliance with legal and regulatory requirements. The audit committee met five times during the year ended December 31, 2006. The members of the audit committee are independent as defined by Rule 4200(1)(15) of the National Association of Securities Dealers’ listing standards. The board of directors has determined that Van E. Conway is an “audit committee financial expert,” as defined by Item 401(h) of Regulation S-K.

Executive Committee

Van E. Conway, Thomas L. Saeli, Robert J. Skandalaris and Larry R. Wendling served on our executive committee for the year ended December 31, 2006. Mr. Saeli resigned from the executive committee in March 2006. The executive committee serves as a liaison between us and our executive management, reviewing certain specified matters on behalf of the board of directors. The executive committee met four times during the year ended December 31, 2006.

Committee on Directors and Board Governance

Fred Hubacker, Larry R. Wendling and Joseph C. Day served on the committee on directors and board governance. Mr. Hubacker serves as the chairman of the committee on directors and board governance. The committee on directors and board governance annually reviews the performance of our directors, makes recommendations for new directors, and evaluates and makes recommendations regarding our governance practices. The committee on directors and board governance will consider nominees recommended by stockholders provided such recommendations are made in accordance with the procedures described in our annual meeting proxy statement under “Stockholders Proposals.” The committee on directors and board governance met four times during the year ended December 31, 2006.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Objectives of Compensation Program

Our executive compensation program is designed to link executive compensation to corporate performance but relies on a subjective component rather than being primarily formula-driven. The overall objectives of this strategy are to attract and retain the best possible executive talent, to motivate these executives to achieve goals that support our short-term and long-term business strategy, to establish a link between executive and stockholder interests and to provide a compensation package based on individual performance and initiative, as well as overall business results, both long- and short-term.

The compensation committee of our board of directors reviews our executive compensation program annually. The review includes a comparison of current total compensation levels (including base salary, annual bonus and long-term incentives) to those provided by similarly situated companies, with data being collected by the committee from public filings and informal surveys. In addition, the compensation committee also considers the compensation reported for executives by the companies included in a group of comparable automotive companies.

Compensation Process

The compensation committee determines the compensation of the chief executive officer and the other executive officers of the corporation, reviews the policies and philosophy set for the next level of key executives, evaluates and recommends to the board of directors all long-term incentive plans and grants equity-based awards under these plans. This process is designed to ensure congruity throughout the executive compensation program. Near the end of each fiscal year, the compensation committee meets to set base salaries for the upcoming fiscal year. At this meeting, the compensation committee also approves and adopts the management incentive plan for the new fiscal year and determines any grants of stock or other equity-based awards to all of our executive officers and other eligible employees. Typically, the chief executive officer makes compensation recommendations to the compensation committee for the executive officers who report to him. These officers are not present at the time of these deliberations. Our chairman then makes compensation recommendations to the compensation committee for the chief executive officer, who is absent from that meeting. The compensation committee may accept or adjust these recommendations. The committee also makes the sole determination of the chairman’s compensation. In addition to the criteria set forth herein, the chairman’s compensation is based upon our operating and financial performance, as well as his leadership and establishment and implementation of the strategic direction for the company.

It is the goal of our compensation committee to establish compensation for our executive officers based on our company’s operating performance relative to comparable companies in related businesses. Compensation for executives is based primarily on the responsibilities of the position and experience of the individual, with reference to the competitive marketplace for management talent, measured in terms of executive compensation offered by comparable companies. In structuring and setting compensation for fiscal 2006, we performed an independent analysis of comparable companies, with particular focus on certain of our competitors. In so doing, we reviewed annual reports, proxy statement information or other publicly available data from the following companies:

• Shiloh Industries • Dofasco, Inc. • Worthington Industries • Olympic Steel • Arvin Meritor • American Axle	• Borg Warner • Johnson Controls, Inc. • Lear Corporation • Visteon Corporation • TRW

In addition, we reviewed compensation survey results from the Economic Research Institute (ERI) Survey for metal fabrication companies, both in the Midwest and nationwide. Our compensation committee generally establishes a general base salary and bonus target for each executive officer based on approximately 90% of the median level from information reviewed. The committee also uses this information to determine the allocation between salary and bonus, along with long term incentive compensation for executives. However, our compensation committee does not rely solely on such percentile analysis in setting base salaries. Rather, it looks at comparable companies for purposes of making determinations that are primarily subjective.

Elements of Executive Compensation and How They Relate to Our Objectives

The key elements of our executive compensation program are base salary, annual bonus, long-term incentives (consisting of our stock, cash-based stock appreciation rights and/or stock options) and perquisites. There is no set policy governing the mix between cash and non-cash compensation. We provide cash compensation in the form of base salary to meet competitive salary norms and in the form of bonus compensation to reward superior performance against specific short-term goals. The bonus compensation is largely dependent upon Noble’s short-term (annual) financial performance and based upon the achievement of a targeted amount of earnings per share of our common stock. We provide non-cash compensation to reward superior performance against specific objectives and long-term strategic goals. The compensation committee uses the following factors to determine the amount of salary and other benefits to pay each executive:

•	Performance against corporate and individual objectives for the previous year;

•	Performance relative to industry conditions and competitors;

•	Performance with respect to specific strategic initiatives for the previous year, such as acquisitions or dispositions;

•	Difficulty of achieving earnings and strategic goals in the coming year; and

•	Value of their capabilities to support long-term performance of the company.

Fiscal 2006 presented unique challenges to our compensation committee. Last year was the first year that our current chief executive officer, president, chief operating officer and chief financial officer served in those capacities. Therefore, while the compensation committee determined that the executive officers had demonstrated their ability to support long-term performance of the company, it relied less upon individual objectives compared to the previous year. The committee also examined Noble’s pursuit of various long-term growth initiatives in 2006 and the efforts of our executive officers in achieving this growth. The compensation committee determined that our executive officers expended considerable time and effort pursuing these initiatives, and that such efforts should be taken into consideration for purposes of awarding performance bonus compensation. Finally, we granted the last of our eligible options under our 1997 Stock Option Plan in December 2005, and the absence of options available for grant impacted the decisions regarding long term incentive compensation for 2006. The compensation for our chief executive officer was also affected by his market value, as the committee determined his salary, bonus and long-term compensation awards were necessary to secure his services as our chief executive officer.

The committee has not changed and does not intend to change any material component of executive compensation in 2007. However, the committee has provided for base salary increases to each named executive officer that are reflective of Noble’s growth in 2006 and the committee’s comparative analysis for 2007. In addition, the committee has determined that it will revert to awarding long-term incentive awards pursuant to our equity compensation plans for and during 2007.

Base Salary

Base salaries are the principal measure in helping us attract and retain talented management team members because it provides these individuals with a degree of financial certainty not representative of our other compensation methods. In establishing base salaries, the committee reviews the market and comparable company analysis previously described, as well as the experience, seniority and expected contributions of the individual officer. While there is no set formula for determining base salaries, the committee generally begins its analysis with the base salaries for each executive officer in the prior year, then adjusts as necessary based on these factors.

Base salary in 2006 for Mr. Saeli, our chief executive officer, was based largely on his market value as determined by reaching agreement with him to become or chief executive officer and the expectation that he would guide us through significant acquisition activity. Our other executive officers did not receive any material raise in compensation. Instead, the compensation committee used base salary from 2005 as a standard for 2006 base salary, with moderate increases for certain officers given our growth and expected acquisition activity.

Annual Cash Bonus

Cash bonuses are generally awarded, at the discretion of the compensation committee, to executive officers based in part on the overall financial performance of the company and in part on the performance of the executive officer with respect to the company’s strategic goals. In previous years, our financial performance has been measured by revenue and operating income growth and actual performance against budgeted performance. Historically this has been measured by the company’s earnings per share of our common stock (“EPS”). Although annual bonuses have depended primarily on the achievement of these performance objectives, the compensation committee may adjust bonus measures and awards based on other financial or non-financial actions that the compensation committee believes will benefit long-term stockholder value.

For 2006, the compensation committee determined that the company would not pay bonuses to any executive based on our financial performance because we did not achieve targeted EPS of $1.13. However, the compensation committee determined that our executive officers performed beyond expectations in their pursuit and accomplishment of our various long-term strategic growth initiatives. In addition, the price of our common stock increased significantly over the course of the year, with particularly significant increases achieved after announcement of the various strategic initiatives completed by management during the year. Therefore, the compensation committee did award cash bonuses to certain executives (including three named executive officers) for their contributions and performance with respect to the company’s significant acquisition activity in 2006 that were deemed to be outside of the executive’s expected duties at the company. An exception is the $250,000 cash bonus awarded to Mr. Saeli for 2006 (paid in the first quarter of 2007), which was a guaranteed bonus pursuant to his employment contract irrespective of our financial performance or strategic initiatives. Mr. Saeli is not entitled to a guaranteed bonus for 2007.

Equity Incentive and Stock Appreciation Right Programs

We use stock incentive programs to offer long-term incentives to our executive officers and key employees, and also to support our efforts to retain these officers and employees. We regard these programs as a key retention tool. Non-employee directors, consultants and independent contractors also are eligible for awards under some of our equity incentive programs. Our stock incentive programs include

(1) a stock option plan (which terminates in November 2007),

(2) a stock incentive plan that provides for grants of restricted stock and stock awards, including matching awards for open market purchases, and

(3) a stock appreciation rights plan that gives plan participants the opportunity to realize financial gain matched to increases in our stock value without the company being required to issue shares.

There is no set formula for the granting of awards to individual executives or employees. Grants under our stock incentive plan and our stock appreciation plan are subject to such restrictions and vesting conditions as the compensation committee deems appropriate, including, without limitation, that the participant remain in the continuous employ or service of Noble or a subsidiary for a certain period or that the participant or Noble (or any subsidiary or division) satisfy specified performance goals.

Stock Awards Granted

We historically used stock options under our 1997 stock option plan as the basis for long-term incentives. However, all options authorized under the plan were granted by the end of 2005. In addition, most of our executive officers were new to their positions in 2006 and entered into those positions after long-term compensation for 2006 was determined. Therefore, while options to certain officers and employees under the 1997 stock option plan remain outstanding, no additional options were available for grant in 2006.

As a result of the unique challenges faced by the compensation committee in 2006, including the unavailability of stock options, the committee did not grant long-term incentive compensation to any executive officer (other than our chief executive officer in accordance with the terms of his employment agreement).

We did grant stock and stock appreciation rights units in 2006 to our chief executive officer, Thomas L. Saeli, pursuant to his employment agreement. The 16,287 shares of stock granted to Mr. Saeli are subject to a restriction on trading until December 31, 2008. As a result of the officer turnover and short-term performance challenges previously discussed, no other employee received any stock grants other than a small share grant issued to two non-executive officer employees in connection with shares purchased on the open market.

Timing of Grants

Generally, stock awards to our executive officers and other key employees are granted annually in conjunction with the review of the individual performance of our executive officers. The stock grant to Mr. Saeli was made as of the date of his employment pursuant to the terms of his employment offer letter. Of the stock appreciation rights granted to Mr. Saeli in 2006, 150,000 were granted as of the date of his employment as agreed in his employment offer letter, with the remaining 250,000 stock appreciation rights being granted according to a schedule of appreciation of the price of our common stock set forth in his employment agreement. As the scheduled stock prices were threshold prices, the closing price of the stock on the date of each grant was uniformly higher than the scheduled base price. Because the price of the company’s common stock exceeded each of the performance targets established in the employment agreement, Mr. Saeli was awarded the remaining 250,000 stock appreciation rights in 2006.

Perquisites

In support of our goal to attract and retain highly qualified and motivated management members, our executives are entitled to benefits that are not otherwise available to all of our employees. These perquisites include car and gas allowances, reimbursement of country club memberships and participation in our non-qualified deferred compensation plan (on the same terms as all of our “highly compensated” salaried employees). Our health and insurance plans are the same for all employees. In general, our employees pay 12% of the health premium due. In 2006, we also reimbursed the legal fees of Mr. Saeli relating to the negotiation of his employment agreement.

Retirement

We maintain a 401(k) defined contribution plan to provide all employees with the opportunity to save for retirement on a tax-deferred basis. In any plan year, we will contribute for each participant a matching contribution equal to 100% of the first $1,200 contributed to the plan by a participant, then 50% of the next $4,600 contributed, up to a maximum matching contribution of $3,500. All our executive officers participated in our 401(k) plan during 2006 and received matching contributions.

We sponsor a non-qualified deferred compensation plan that allows senior executives to defer cash compensation that they would otherwise be paid. The plan gives eligible employee participants who would otherwise be limited by federal law in the amounts they could contribute to our 401(k) plan the ability to save beyond those limits by providing another savings vehicle. Our non-qualified deferred compensation plan works together with the qualified 401(k) plan to assist executives in saving for their retirement. See “Executive Compensation—Non-Qualified Deferred Compensation Plan” for additional information about this plan.

We do not provide pension arrangements, post-retirement health coverage, or similar benefits for our executives or employees.

Compensation on Termination of Employment

Each of our named executive officers has an employment agreement that provides for compensation on termination of employment. We believe that these types of agreements are important for retention purposes. For additional information on compensation on termination of employment, including after a change of control, death, disability and voluntary termination, see “Executive Compensation—Compensation on Termination of Employment.”

Other

Under section 162(m) of the Internal Revenue Code and regulations adopted by the Internal Revenue Service, publicly-held companies may be precluded from deducting certain compensation in excess of $1.0 million in a year paid to an executive officer required to be named in the summary compensation table of our proxy statements. The regulations exclude from this limit performance-based compensation and stock options provided certain requirements such as stockholder approval are satisfied. We plan to take actions, as necessary, to insure that our stock option, stock appreciation rights and executive compensation plans qualify for exclusion, although we also wish to preserve flexibility to offer compensation that meets our business goals even if it is not deductible for federal income tax purposes.

Compensation of Named Executive Officers

Set forth below is information regarding compensation earned by or paid or awarded to the following executive officers of Noble for the year ended December 31, 2006, whom we sometimes refer to in this report as our “named executive officers”:

(i) Thomas L. Saeli, our chief executive officer;

(ii) David J. Fallon, our chief financial officer,

(iii) Christopher L. Morin, who was our chief executive officer until February 27, 2006,

(iv) Jay J. Hansen, who was our chief operating officer until November 27, 2006; and

(v) Steven A. Prue, who is our president, Robert J. Skandalaris, who is our chairman, and Michael C. Azar who is our vice president-administration and secretary, and who are the three most highly compensated executive officers serving as executive officers at December 31, 2006 whose total compensation exceeded $100,000 other than our chief executive officer and chief financial officer.

The identification of these named executive officers is determined based on the individual’s total compensation for the year ended December 31, 2006, as reported below in the summary compensation table, other than amounts reported as above-market earnings on deferred compensation.

2006 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)	Total ($)
Thomas L. Saeli	2006	417,613	250,000	187,504	368,402	—	—	42,296	1,265,815
Chief Executive Officer
Christopher Morin	2006	62,051	—	—	—	—	—	473,723	535,773
Former Chief Executive Officer
David J. Fallon	2006	215,000	100,000	—	—	—	3,220	21,319	339,539
Vice President and Chief Financial Officer
Jay Hansen	2006	226,282	—	—	—	—	—	281,896	508,178
Former Chief Operating Officer
Steven Prue	2006	275,000	50,000	—	—	—	—	17,798	342,799
President
Michael Azar[5]	2006	170,833	50,000	—	—	—	6,417	29,890	257,141
Vice President-Administration and Secretary
Robert Skandalaris	2006	250,000	—	—	—	—	10,423	122,326	382,748
Chairman of the Board and Director

(1)	Bonus amounts include payments made in 2006 or 2007 relating to 2006.

(2)	The amounts shown reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS123(R). The awards were valued using the closing price of our common stock on the date of grant.

(3)	The amounts shown reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS123(R), except that as required by SEC rules, the amounts do not reflect an estimate for forfeitures related to service-based vesting conditions. See note O to the financial statements in our 2006 annual report to stockholders for the assumptions made in valuing the awards in this column.

(4)	Change in Non Qualified Deferred Compensation Earnings consists of plan earnings for the calendar year 2006 as reported by the plan.

(5)	Mr. Azar also served as our general counsel until May 19, 2006.

Messrs. Skandalaris, Fallon, Hansen, Prue and Saeli each have employment agreements which provide that the executive earn an annual salary, in 2006, of $250,000, $215,000, $250,000, $275,000 and $500,000, respectively, for fiscal year 2006. Michael Azar also has an employment agreement which provided for an annual salary of $225,000 in 2006, which was reduced to $150,000 on May 19, 2006. The employment agreements provide that the annual salary will be reviewed annually by our compensation committee.

The following table sets forth information with respect to amounts shown in the “All Other Compensation” column of the summary compensation table.

2006 ALL OTHER COMPENSATION

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Director Compensation ($)(1)	Company Contributions to Retirement and 401(k) Plans ($)	Company Contributions to Non Qualified Deferred Compensation Plans ($)	Severance Payments / Accruals ($)(2)	Total ($)
Thomas L. Saeli	2006	24,430	—	16,667	1,200	—	—	42,296
Christopher Morin	2006	15,140	7,382	—	1,200	—	450,000	473,723
David J. Fallon	2006	11,468	7,451	—	1,200	1,200	—	21,319
Jay Hansen	2006	23,605	7,091	—	1,200	—	250,000	281,896
Steven Prue	2006	16,598	—	—	1,200	—	—	17,798
Michael Azar	2006	22,167	5,323	—	1,200	1,200	—	29,890
Robert Skandalaris	2006	27,801	93,325	—	1,200	—	—	122,326

(1)	The amounts shown reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS123(R) for director compensation earned prior to commencement of employment as CEO.

(2)	Severance amounts reported include all termination compensation paid and/or accrued in 2006.

Amounts set forth in the preceding table as “Tax Reimbursements” are comprised of “gross-up” amounts we paid to employees who were obligated under IRS guidelines to report as income the increase in value of stock that was subject to restriction when granted under our equity incentive plans but was released from restriction pursuant to the terms of the plans during 2005.

The following table sets forth information with respect to perquisites granted during 2006 to each of our executive officers listed in the summary compensation table. The amounts in the table are included in the summary compensation table in the “All Other Compensation” column.

2006 PERQUISITES

Name	Year	Business / Auto Allowance	Financial Planning/ Legal Fees	Fuel Reimbursement	Club Dues	Total Perquisites and Other Personal Benefits
Thomas L. Saeli	2006	15,000	1,550	3,604	4,275	24,430
Christopher Morin	2006	13,200	—	1,940	—	15,140
David J. Fallon	2006	9,000	—	2,468	—	11,468
Jay Hansen	2006	11,000	1,000	4,516	7,090	23,605
Steven Prue	2006	9,000	—	1,763	5,835	16,598
Michael Azar	2006	13,200	1,000	3,317	4,650	22,167
Robert Skandalaris	2006	12,650	—	2,591	12,560	27,801

Equity Awards

The following table sets forth certain information with respect to options and other plan-based awards granted during or for the year ended December 31, 2006 to each of our executive officers listed in the summary compensation table. The only awards were stock and SARs granted to Mr. Saeli in accordance with his employment offer letter and his employment agreement. The SARs vest over four years at a rate of 25% on each anniversary of the date of grant. We did not grant any non-equity incentive plan awards or equity incentive plan awards during or for the year ended December 31, 2006.

2006 GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units(1) (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Closing Price on Grant Date ($ / Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Thomas L. Saeli	02/28/2006	16,287	—	—	15.35	250,000
	03/01/2006	—	150,000	15.35	15.59	670,206
	03/23/2006	—	50,000	16.75	16.88	248,983
	03/27/2006	—	50,000	17.50	17.60	254,236
	10/27/2006	—	25,000	18.25	18.98	142,772
	11/15/2006	—	25,000	18.25	18.45	134,090
	12/14/2006	—	50,000	19.00	20.37	318,347
	12/19/2006	—	50,000	19.75	19.83	288,507
Christopher Morin	—	—	—	—	—	—
David J. Fallon	—	—	—	—	—	—
Jay Hansen	—	—	—	—	—	—
Steven Prue	—	—	—	—	—	—
Michael Azar	—	—	—	—	—	—
Robert Skandalaris	—	—	—	—	—	—

(1)	These shares were fully vested on the grant date.

We granted 16,287 shares of our common stock (representing 100% of the shares of stock granted by us to named executive officers) to our chief executive officer, Thomas L. Saeli, pursuant to his employment agreement. This grant was in consideration of his agreement to become our chief executive officer and was not related to the company’s performance. Mr. Saeli may not transfer the shares until the end of 2008. No other employee received any stock grants unrelated to shares issued in connection with shares purchased on the open market. During 2006, two employees and one non-employee director received stock awards in the total aggregate amount of 533 shares of common stock pursuant to our stock incentive plan and non-employee director plan, respectively. These awards were made in the form of a 33% match of purchases of common stock made by such persons on the open market, and each award is subject to a two-year restriction on trading. Neither employee was a named executive officer.

The following table sets forth certain information with respect to all unexercised options and SAR units held by our executive officers listed in the summary compensation table.

2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable(1)	Unexercisable(2)
Thomas L. Saeli	—	150,000	—	15.35	03/01/2016	—	—	—	—
	—	50,000	—	16.75	03/23/2016	—	—	—	—
	—	50,000	—	17.50	03/27/2016	—	—	—	—
	—	25,000	—	18.25	10/27/2016	—	—	—	—
	—	25,000	—	18.25	11/15/2016	—	—	—	—
	—	50,000	—	19.00	12/14/2016	—	—	—	—
	—	50,000	—	19.75	12/19/2016	—	—	—	—
Christopher Morin	33,927	—	—	14.73	12/05/2010	—	—	—	—
David J. Fallon	—	—	—	—	—	—	—	—	—
Jay Hansen	11,250	—	—	7.00	03/27/2007	—	—	—	—
	12,000	—	—	5.33	05/17/2008	—	—	—	—
	11,250	—	—	14.73	12/05/2010	—	—	—	—
Steven Prue	—	—	—	—	—	—	—	—	—
Michael Azar	21,999	—	—	5.33	05/17/2008	—	—	—	—
Robert Skandalaris	15,000	—	—	5.33	05/17/2008	—	—	—	—

(1)	All option awards outstanding were either vested upon date of grant or upon a period of years; however all option awards were completely vested as of December 31, 2006.

(2)	Each amount represents a stock appreciation right (“SAR”) that vests in equal annual increments over a four year period from the date of grant.

The following table sets forth certain information with respect to options exercised and stock awards vested during 2006 by each of our executive officers listed in the summary compensation table.

2006 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Thomas L. Saeli	—	—	—	—
Christopher Morin	35,000	367,900	—	—
David J. Fallon	4,500	37,755	—	—
Jay Hansen	—	—	—	—
Steven Prue	—	—	—	—
Michael Azar	—	—	—	—
Robert Skandalaris	—	—	—	—

Post-Employment Compensation

Non-Qualified Deferred Compensation

In 2001, we adopted the Noble International, Ltd. Deferred Compensation Plan (the “DCP”) for certain key employees, including executive officers. The DCP generally enabled participants to defer all or a portion of their cash compensation earned in a particular year. If an individual elected to defer any amount, the deferred amounts were not reported as compensation for federal income tax purposes in the year earned and were credited to the individual’s deferred compensation plan account. Our board of directors had discretion to determine those employees eligible to participate under the DCP, with Noble matching 50% of the first $2,400 in deferred compensation for a maximum annual match of $1,200. Deferred compensation account balances accrued earnings based on the investment options selected by the participant. Interest, dividends and market value changes were reflected in the individual’s deferred compensation plan account. The DCP provided that deferred compensation account balances are to be paid following the termination of the participant’s employment with us, in a lump sum or over a period of time not to exceed 15 years as determined by us in our sole discretion. Payments under the DCP were to be made in cash.

In December 2006, we amended in its entirety the DCP (as amended, the “NQDC plan”) to comply with recent regulatory and legislative activity and to make the DCP more attractive to our highly compensated employees. All deferrals made after December 2006 shall be in accordance with the NQDC plan. After giving effect to the amendment, a committee of the board has discretion to determine those employees eligible to participate, and for 2007 all employees with a base salary of $100,000 have been determined to be eligible to participate. Pursuant to the NQDC plan, Noble will match 100% of the first $1,200 in deferred compensation and 50% of the next $4,600, with an maximum annual match of $3,500. The maximum deferral that may be made in any plan year by a participant cannot not exceed 80% of salary or 100% of an annual bonus. Our common stock is not an eligible investment option. Accrued earnings, interest, dividends and market value changes are reflected in the individual’s deferred compensation plan account in a similar manner as the DCP. We have provided for our obligations to participants in the NQDC plan through a rabbi trust. The NQDC plan also allows in-service distributions in accordance with elections made by the participant at the time of deferral and otherwise in accordance with applicable laws, rules and regulations. Distributions under the NQDC plan upon death/disability or retirement may be in lump sum or installments over a period not to exceed 15 years as elected by the participant at the time of designation of deferral. Distributions made upon termination of employment for any other reasons are made in a lump sum as soon as practical after termination. We do not provide any other non-qualified defined contribution or other deferred compensation plans.

The following table sets forth certain information with respect to non-qualified deferred compensation contributions and earnings during 2006 by each of our executive officers listed in the summary compensation table.

2006 NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)(3)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)(4)
Thomas L. Saeli	—	—	—	—	—
Christopher Morin	—	—	—	—	—
David J. Fallon	13,000	1,200	3,220	—	41,347
Jay Hansen	—	—	—	—	—
Steven Prue	—	—	—	—	—
Michael Azar	18,723	1,200	6,417	—	80,805
Robert Skandalaris	—	—	10,423	—	73,779

(1)	Executive contributions in 2006 are included in salary amounts listed on the Summary Compensation Table.

(2)	Registrant contributions in 2006 are included in the "all other compensation" amounts listed on the Summary Compensation Table.

(3)	Aggregate earnings are defined as participant's earnings on plan value throughout 2006. These amounts are reported in "nonqualified deferred compensation earnings" in the Summary Compensation Table.

(4)	None of the amounts in this column were previously reported in the Summary Compensation Table in prior years.

Other Post-Employment Payments

We have entered into employment or severance agreements with Mr. Skandalaris, our chairman, and each of our other named executive officers. The payments required to be made by us to Christopher L. Morin, our former chief executive officer, and Jay J. Hansen, our former chief operating officer, following their termination of employment by us in 2006 are set forth below in a table and related notes. The employment agreements with our other named executive officers will give rise to post-employment payments by us as follows:

Robert J. Skandalaris: If Mr. Skandalaris is terminated without “cause,” leaves voluntarily for “good reason,” leaves voluntarily or involuntarily, with or without cause, upon a change of control or upon disability, he will receive severance equal to three times his highest annual salary during the preceding three years with us (which highest salary shall not be deemed to be less than $400,000 per year) plus payment of any earned incentive bonus, all of which are payable, at our option, over 12 months following termination or in a lump sum payable within 30 days of the termination.

Thomas L. Saeli: If Mr. Saeli is terminated without “cause” or leaves voluntarily for “good reason,” he will receive: (i) his base salary otherwise payable until December 31, 2008 if terminated prior to December 31, 2007 or (ii) 12 months of his base salary in effect immediately prior to termination if terminated after December 31, 2007. In the event he leaves voluntarily or involuntarily within six months of a change of control, he will receive two years base salary in effect on the date of termination. Payments made to Mr. Saeli will be made in accordance with Noble’s customary payroll practices, which currently provide for bi-monthly payments. We will also continue to provide health benefits and monthly country club dues for the relevant period in the event of a change of control, his termination without cause or if he leaves voluntarily for good reason. Mr. Saeli’s employment agreement also requires acceleration of vesting and payment of his SARs in the event severance is payable upon a change in control. Upon disability, he will receive 12 months of his monthly base salary in effect on the date of termination, continuation of health benefits and payment of any vested SARs. If Mr. Saeli resigns without good cause, he will be entitled to receive compensation for unused vacation. Mr. Saeli’s employment agreement requires him, as a condition to receiving payment for termination, to refrain from defaming or threatening to defame our character and to refrain from disclosing our confidential information.

Michael C. Azar: If Mr. Azar is terminated without “cause,” leaves voluntarily for “good reason” or upon disability, he will receive payments equal to two years of the highest base salary earned by him during his service with us, which shall not be less than $240,000 payable, over 12 months following termination. As a condition to receiving termination compensation, he must refrain from directly or indirectly defaming or impugning our character or the character of our employees and directors. Furthermore, upon termination, the agreement requires him to reasonably cooperate with us with respect to information and knowledge about us which is uniquely within his control and knowledge.

David J. Fallon and Steven A. Prue: The employment agreements generally provide that, if the executive officer’s employment is terminated without “cause,” the executive leaves voluntarily for “good reason” or upon disability, we will make severance payments to the relevant executive officer for 12 months, or at our option in lump-sum payable within 30 days, in an amount equal to the base salary of the executive in effect immediately prior to termination. As a condition to receiving termination compensation, the employees must refrain from directly or indirectly defaming or impugning our character or the character of our employees and directors. Furthermore, upon termination, the agreements require the employees to reasonably cooperate with us with respect to information and knowledge about us which is uniquely within their control and knowledge.

All of the employment agreements are subject to, unless we provide prior notice, automatic one-year extensions with the exception of Mr. Skandalaris, whose agreement is subject to automatic three-year extensions. Furthermore, if, prior to our payment of any severance amount to Robert J. Skandalaris or Michael C. Azar, our independent auditors determine that severance payments we make would be subject to the excise tax on “parachute payments” imposed by Section 4999 of the Internal Revenue Code or any comparable state or local law, we will “gross up,” within ten days after such determination, on a after-tax basis, the executive’s compensation for all federal, state and local income and excise taxes and any penalties and interest. If our independent auditors have not made a determination regarding the excise taxes on the executive’s severance payments prior to the time the executive is required to file a tax return reflecting the severance payments, the executive will be entitled to receive a “gross-up” payment calculated on the basis of the excise tax reported in the executive’s tax return. In the event a tax authority determines that the amount of excise tax imposed on the severance payments is greater than the amount determined by our independent auditors or reflected on the executive’s tax return, the executive will be entitled to receive the full “gross-up” from us calculated on the basis of the tax authority’s determination of the amount of excise tax.

The definition of “cause” in the employment agreements of Messrs. Saeli, Fallon and Prue includes:

•	An admission of, or conviction of, fraud, embezzlement or theft against us;

•	A plea of no contest or guilty to, or conviction of, a felony or any crime involving moral turpitude;

•	Misappropriation of our funds;

•	Gross negligence, willful or reckless conduct likely to harm our reputation;

•	Substance abuse interfering with job performance;

•	Violations of the duty of loyalty; or

•	Material breach of any provision of the employment agreement.

The definition of “cause” in Messrs. Azar and Skandalaris’ employment agreements means intentional theft, fraud, gross negligence, habitual neglect of duties, or perpetual violation of our policies.

The definition of “good reason” in the employment agreements of Messrs. Azar, Fallon, Prue, and Skandalaris means, if we have received written notice of the event and failed to remedy it within 30 days, a change in the employee’s position, removal from office or a change in the duties and responsibilities of the current office such that the duties and responsibilities are such that they do not generally belong to an officer in a similar position. The definition of “good reason” in Mr. Saeli’s employment agreements includes:

•	A reduction in base salary contrary to the terms of the employment agreement or the failure to receive benefits;

•	A failure to be included in our bonus and incentive programs in effect at the time of signing the employment agreements;

•	A substantial change in the employee’s duties and responsibilities which are not generally consistent with the duties and responsibilities of an employee in a similar position; or

•	A relocation of more than 40 miles from the employee’s current work location.

The definition of “change of control” in Messrs. Skandalaris and Saeli’s employment agreements includes:

•	A sale or transfer of more than 50% of our ownership interest to an unaffiliated entity;

•	A merger or similar transaction resulting in our shareholders owning less than 50% of the entity of the surviving corporation;

•	Our failure to assign the agreement to a successor upon a merger;

•	A resignation of a majority of our board if they resign without recommending successors;

•	Our filing of bankruptcy or our agreement to a plan reorganization or our dissolution and liquidation; or

•	A sale or transfer of substantially all of our assets.

After termination of employment for any reason, all of the employment agreements require that the employee refrain from:

•	competing with us; and

•	disclosing or using our confidential information and trade secrets.

All of the named executive officers must refrain from disclosing or using our confidential information and trade secrets indefinitely, with the exception of Mr. Saeli, whose post-employment agreement provides for confidentiality for a term of two years following termination. Messrs. Fallon and Prue must refrain from competing with us for a period of two years following termination, unless terminated by us for reasons other than for cause, in which case the executive officer must not compete with us for a period of one year. Messrs. Azar and Skandalaris must refrain from competing with us for three years following termination unless terminated by us for reasons other than for cause, in which case the executive officer must not compete with us for a period of one year. Mr. Saeli must refrain from competing with us for one year following termination unless terminated by us for reasons other than for cause or if he voluntarily leaves for good reason, in which case Mr. Saeli must not compete with us or become employed by any of our competitors through out the period he is receiving severance payments from us.

All of the agreements have waiver provisions that allow provisions of the agreements, including breach of the non-competition and confidentiality provisions, to be waived by a signed written waiver executed by a majority of our board (or in some instances by our chief executive officer) and the employee.

The following table sets forth certain information with respect to post-termination payments payable by us to each of our executive officers listed in the summary compensation table, assuming such executive officer’s employment was terminated as of the last business day of 2006 (or, in the case of Messrs. Morin and Hansen, based on the actual date of termination).

2006 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Name	Benefit	Termination w/o Cause or for Good Reason(1)	Retirement or Voluntary Termination(2)	Death	Disability(3)	Voluntary or Involuntary Termination Upon Change in Control(4)
Thomas L. Saeli	Severance Pay	1,000,000	—	—	500,000	1,000,000
	Health Care Benefits Continuation(5)	23,228	—	—	11,614	23,228
	Stock Appreciation Right Vesting	—	—	—	—	1,155,000
	Country Club Dues	10,260	—	—	10,260	10,260
	Unused Vacation	38,462	38,462	—	—	38,462
Christopher Morin(5)	Severance Pay	380,192	—	—	—	—
	Health Care Benefits Continuation(6)	11,893	—	—	—	—
David J. Fallon	Severance Pay	215,000	—	—	215,000	215,000
Jay Hansen(7)	Severance Pay	250,000	—	—	—	—
Steven Prue	Severance Pay	275,000	—	—	275,000	275,000
Michael Azar	Severance Pay	480,000	—	—	480,000	480,000
Robert Skandalaris	Severance Pay	1,200,000	—	—	1,200,000	1,200,000
	Tax Gross-Up(8)	—	—	—	—	406,840

(1)	Based on actual triggering/termination date for Messrs. Morin and Hansen. Assumes the triggering event took place on the last business day of 2006 for all other officers.

(2)	Amounts comprised solely of unused vacation.

(3)	Severance pay is subject to offset by any disability payments to employee in accordance with Noble's disability program.

(4)	Assumes termination of employment within 6 months of a change in control event for Mr. Saeli. Severance payments to Mr. Saeli and Mr. Skandalaris are payable upon voluntary or involuntary termination after a change in control. Severance payments to all other named executives are payable only upon involuntary termination after a change in control.

(5)	Christopher Morin voluntarily resigned from his employment with Noble effective February 24, 2006. Noble agreed to pay Mr. Morin severance payments totaling $450,000, to be paid bi-monthly over a period of two years, and to continue health care benefits until the sooner of one year or the date Mr. Morin becomes eligible to receive coverage from another employer. As a condition to the severance payments, Mr. Morin has agreed (i) to be responsive and cooperative if contacted by Noble for information related to business operations; (ii) to refrain from competing with us until February 28, 2007; and (iii) to indefinitely refrain from disclosing or using our confidential information.

(6)	Based upon current net cost of insurance premiums to Noble.

(7)	Pursuant to Mr. Hansen's employment agreement, Mr. Hansen will receive $250,000 as severance compensation, payable in equal monthly installments over twelve months. As a condition to the severance payments, Mr. Hansen has agreed to (i) refrain from defaming us; (ii) upon our request, cooperate with us with respect to information and knowledge regarding us which is uniquely in his control; (iii) refrain from competing with us for one year following termination; and (iv) refrain, indefinitely, from disclosing or using our confidential information.

(8)	Pursuant to Mr. Skandalaris' employment agreement, we have agreed to reimburse Mr. Skandalaris for all excise taxes that are imposed on him pursuant to Section 280G of the Internal Revenue Code and any income and excise taxes that he must pay as a result of this reimbursement. We have assumed a tax rate of 40.03%, which includes Michigan tax at the rate of 3.9%.

Director Compensation

Directors who are employees of Noble receive no compensation, as such, for their service as members of the board. In 2006, directors who were not employees of the company received an annual fee of $40,000, payable in cash or our common stock. The fee is based upon such directors attending at least 60% of our board of directors meetings until the 2007 annual meeting of shareholders. Our non-employee directors may elect to receive all or a part of their annual director compensation via stock awards under our non-employee director plan. The pricing of the stock for awards in 2006 was the value of the stock on the date of our 2006 annual meeting of shareholders.

The chairman of the audit committee, Van E. Conway, received an additional $10,000 in our common stock for serving in such capacity. The stock issued to Mr. Conway is subject to a restriction on trading. All directors are reimbursed for expenses incurred in connection with attendance at meetings.

Each director who is not, and has not been during the immediately preceding 12-month period, an employee of the company or any subsidiary of the company is eligible to participate in our non-employee director plan, provided that the director is not separately compensated by us as a consultant and does not fail to attend (or otherwise participate in) at least two-thirds of the board meetings. The non-employee director plan provides for the grant of incentive awards consisting of stock grants and stock purchase participation awards. The stock award shares and stock purchase participation award limit are established by the compensation committee at its first meeting following the annual meeting of stockholders each year. Currently, stock purchase participation awards are limited to a maximum of $15,000 per year.

Stock awards will be subject to such restrictions and conditions to the vesting of awards as the compensation committee deems appropriate, including, without limitation, that the non-employee director remain in the continuous service of Noble for a certain period. However, no restricted stock award may vest prior to six months from its date of grant other than in connection with a participant’s death or disability.

Stock awards will be subject to such restrictions and conditions to the vesting of awards as the compensation committee deems appropriate, including, without limitation, that the non-employee director remain in the continuous service of Noble for a certain period. However, no stock award may vest prior to six months from its date of grant other than in connection with a participant’s death or disability.

In 2006, we issued 8,771 shares of our common stock to directors under this plan. Of these, 8,438 were issued as a portion of directors’ fees and 333 pursuant to a match made by one non-employee director who purchased shares of the company in the open market.

The following table sets forth certain information with respect to fees and other compensation paid during 2006 to each member of our board of directors, excluding directors who are listed in the summary compensation table.

2006 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark T. Behrman	—	37,083	—	—	—	—	37,083
Van E. Conway	8,333	25,521	—	—	—	—	33,854
Fred L. Hubacker	28,333	17,939	—	—	—	—	46,271
Larry R. Wendling	25,417	20,625	—	—	—	—	46,042
Joseph C. Day	23,333	—	—	—	—	—	23,333

(1)	The amounts shown reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS123(R) for stock compensation. The awards were valued using the closing price of our common stock on the date of grant. The awards were subject to forfeiture if the director failed to attend at least 60% of the board meetings during the 12 months following the award. All outstanding awards were fully vested on December 31, 2006.

(2)	Stock award amounts include stock matches awarded in 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the SEC. Directors, certain officers and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of Form 4 and Form 5 filings furnished to us, or written representations that no Form 5 filings were required, we believe that during the period from January 1, 2006 through December 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except a report filed late by Mr. Skandalaris which reported 79,753 shares of our common stock on October 10, 2006 through increased ownership in a family owned enterprise (the Form 4 for this transaction was not filed until October 18, 2006).

REPORT OF THE COMPENSATION COMMITTEE

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2006. Based on these reviews and discussions, the compensation committee has recommended to the board of directors, and the board of directors has approved, that the CD&A be included in this proxy statement for filing with the SEC.

Sincerely,

Fred L. Hubacker

Larry R. Wendling

COMPENSATION COMMITTEE

THE COMMITTEE ON DIRECTORS AND BOARD GOVERNANCE

The committee on directors and board governance is currently composed of three directors, Mr. Fred L. Hubacker (chairman), Larry R. Wendling and Joseph C. Day. Messrs. Hubacker, Wendling and Day meet the criteria for independence specified in the listing standards of the NASDAQ. The principal functions of the committee on directors and board governance are to:

•	consider and recommend to the board qualified candidates for election as directors;

•	periodically prepare and submit to the board for adoption the committee’s selection criteria for directors nominees;

•	recommend to the board and management a process for new board member orientation;

•	consider matters of corporate governance and board practices and recommend improvements to the board;

•	review periodically our charter and bylaws in light of statutory changes and current best practices;

•	review periodically the charter, responsibilities, membership and chairmanship of each committee of the board and recommend appropriate changes;

•	review director independence, conflicts of interest, qualifications and conduct and recommend to the board removal of a director when appropriate; and

•	annually assess the committee’s performance.

The committee on directors and board governance held four meetings in fiscal year 2006. See “Nominating Procedures” below for further information on the nominating process.

Nominating Procedures

As described above, we have a standing committee on directors and board governance. The committee on directors and board governance’s charter is posted on our website, www.nobleintl.com, in the investor relations section.

The board has adopted membership guidelines that outline the desired composition of the board and the criteria to be used in selecting directors. These guidelines provide that the board should be composed of directors with a variety of experience and backgrounds who have high-level managerial experience in a complex organization and who represent the balanced interests of shareowners as a whole rather than those of special interest groups. Other important factors in board composition include diversity, age, international background and experience and specialized expertise. A significant majority of the board should be directors who are not our past or present employees or a significant stockholder, customer or supplier.

In considering candidates for the board, including nominees recommended by security holders, the committee on directors and board governance considers the entirety of each candidate’s credentials and does not have any specific, minimum qualifications that must be met. The committee is guided by the composition guidelines set forth above and by the following basic selection criteria: highest character, integrity and experience.

For information regarding the nomination procedure following the closing of the transaction, see “Directors of Noble After the Transaction.”

Meetings of Non-Employee Directors

The non-employee directors of the board typically meet in executive session without management present either prior to or immediately following each scheduled board meeting, and as otherwise needed. When the non-employee directors of the board or respective committee meet in executive session without management, and its chairman is unavailable for the executive session, a temporary chair is selected from among the directors to preside at the executive session.

Charters

We have adopted charters for our audit, compensation, executive and corporate governance committees. These charters are published on our website: www.nobleintl.com. We will provide, without charge, a copy of the charters to any stockholder upon written request to our corporate secretary.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, executive officers and directors including our principal executive officer, principal financial officer, general counsel and principal accounting officer. This code of ethics includes provisions covering compliance with laws and regulations, insider trading practices, conflicts of interest, confidentiality, protection and proper use of our assets, accounting and record keeping, fair competition and fair dealing, business gifts and entertainment, payments to government personnel and reporting of illegal or unethical behavior. The code of ethics is posted on our website at www.nobleintl.com. Any waiver of any provision of the code of ethics granted to an executive officer or director may only be made by the board of directors and will be promptly disclosed on our website.

Whistleblower Policy

Our whistleblower policy is published on our website: www.nobleintl.com. We will provide, without charge, a copy of the whistleblower policy to any stockholder upon written request to our corporate secretary, Michael C. Azar. In 2006, we did not receive any complaints under the whistleblower policy.

Audit Committee

The board of directors has adopted a written charter for the audit committee. The three members of the audit committee are “independent” as that term is defined in Rule 4200(a)(15) of the NASDAQ listing standards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT OF NOBLE

The following table sets forth information, as of April 27, 2007, concerning the shares of Noble common stock owned beneficially by: (i) each person known by us to own more than 5% of the Noble common stock; (ii) each director and nominee for director; (iii) our executive officers named in the summary compensation table; and (iv) all of our executive officers and directors as a group. Except as otherwise indicated, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by such person. Except as otherwise indicated, all references to shares of common stock (including option shares) in this report reflect adjustments made pursuant to our three-for-two split of common stock effected on February 3, 2006.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Common Stock Beneficially Owned(2)
Robert J. Skandalaris(3)	2,190,623	15.5%
Michael C. Azar(4)	108,288	*
Christopher L. Morin(5)	41,426	*
Jay J. Hansen(6)	10,954	*
Mark T. Behrman	24,286	*
Van E. Conway	16,772	*
Thomas L. Saeli(7)	34,556	*
Fred L. Hubacker	3,615	*
Larry R. Wendling	4,275	*
Steven A. Prue	0	*
David J. Fallon	4,058	*
Joseph C. Day	0	*
St. Denis J. Villere & Company, L.L.C.(8) 601 Poydras St., Suite 1808 New Orleans, LA 70130	2,870,178	20.3%
Wellington Management Company, LLP(9) 75 State Street Boston, MA 02109	1,061,476	7.5%
Munder Capital Management(10) 480 Pierce Street Birmingham, MI 48009	988,479	7.0%
All directors, nominees for director and executive officers as a group (13 persons)	2,387,548	16.9%

*	Less than 1%

(1)	The address of each named person is 28213 Van Dyke Avenue, Warren, Michigan 48093. The beneficial ownership table excludes Whitebox Advisors, LLC, a Delaware limited liability company, and certain of its affiliates. Based exclusively on its Schedule 13G filed with the SEC on February 14, 2007, Whitebox Advisors and certain of its affiliates beneficially own 1,666,667 shares of our common stock, which are issuable upon the conversion of amended and restated convertible subordinated notes in the aggregate principal amount of $32.5 million, at a conversion price of $19.50 per share. The notes provide that neither we nor the holders of the notes may effect any conversion of the notes to the extent that, after giving effect to the conversion, Whitebox Advisors and its affiliates beneficially own more than 4.99% of the outstanding shares of our common stock (unless waived by Whitebox Advisors).

(2)

Ownership percentages are based on 14,131,318 shares of common stock outstanding as of the record date. Beneficial ownership is determined in accordance with the rules of the SEC and means voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, each share of common stock subject to options held by that person that will become exercisable within 60 days of the date it is deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 332,594 shares of common stock, held by a family-owned limited liability company in which Mr. Skandalaris exercises voting power but does not have an ownership interest, and 316,292 shares held by a family-owned limited liability company in which Mr. Skandalaris exercises voting power and has an ownership interest. Includes options to purchase 15,000 shares of common stock at $5.33 per share expiring in 2008.

(4)	Includes options to purchase 21,999 shares of common stock at $5.33 per share expiring in 2008.

(5)	Former CEO of Noble. Includes options to purchase 33,927 shares of common stock at $14.73 per share expiring in 2010. Based solely on a review of Form 4s filed by Mr. Morin with the SEC and information provided to us by Mr. Morin.

(6)	Former CFO and COO of Noble. Based solely on a review of Form 4s filed by Mr. Hansen with the SEC and information provided to us by Mr. Hansen.

(7)	Includes 16,287 shares of common stock that we granted to Mr. Saeli in connection with his appointment as chief executive officer, which shares are restricted from trading during Mr. Saeli’s initial employment term.

(8)	Information is based exclusively on Schedule 13G/A filed by St. Denis J. Villere & Company, L.L.C., a Louisiana limited liability company, with the SEC on January 10, 2007.

(9)	Information is based exclusively on Schedule 13G filed by Wellington Management Company, L.L.P., a Massachusetts limited liability partnership, with the SEC on February 14, 2007.

(10)	Information is based exclusively on Schedule 13G filed by Munder Capital Management, a Delaware general partnership, with the SEC on February 14, 2007.

Stock Ownership Guidelines

In November 2006, our compensation committee approved stock ownership and retention criteria for our executive officers, effective January 1, 2007. Under these guidelines, all of our executive officers are required to purchase a minimum amount of our stock, valued at the time of purchase, and to maintain this minimum amount throughout their tenure as an executive officer. Our chief executive officer is required to purchase and maintain shares equal to two times his base salary, and each other executive officer is required to purchase and maintain shares of our common stock equal to such officer’s base salary. Our executive officers have five years from January 1, 2007 to satisfy these minimum requirements.

Our directors are also encouraged to purchase and maintain a minimum amount of our stock, and to maintain this minimum amount throughout their tenure as a director. Specifically, each director is encouraged to own $100,000 in our common stock within five years from the date they first serve as a director.

The following table provides information about our equity compensation plans as of December 31, 2006:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	119,426	$9.04	701,341
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	119,426	$9.04	701,341

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Our code of ethics requires that all business transactions be at arms’ length, negotiated in good faith and based on merit alone, and that no employee, officer or board member may have a personal, financial or family interest that could in any way prevent the individual from acting in the best interest of Noble. Any conflict of interest approval relating to board members or executive officers may only be made after review and approval by the disinterested members of the board of directors. In 2006, there were two transactions that were reviewed and approved by our board of directors pursuant to this policy.

We utilized the services of J Giordano Securities Group (“JGS”) as investment advisors in connection with amending our convertible subordinated notes in the fall of 2006, and paid JGS a fee of $375,000 for such services. One of our directors, Mark Behrman, is chief executive officer of JGS, and participated in the services provided by JGS. Our board of directors approved the use of Mr. Behrman and JGS in this matter, but, as a result of the engagement of JGS, we determined that Mr. Behrman was no longer considered an “independent” director under Rule 4200(1)(15) of the National Association of Securities Dealers’ listing standards. As a consequence of this determination, Mr. Behrman resigned as chairman and a member of our compensation committee in September 2006.

In May 2006, we hired James (“Lee”) Skandalaris, the son of our chairman, Robert Skandalaris, as manager of corporate development at an annual salary of $75,000. James Skandalaris was promoted in November, 2006 to director of corporate development, with an increase in his annual salary to $115,000. James Skandalaris was also paid a bonus of $40,000 during 2006. Prior to joining us, James Skandalaris worked in a similar capacity at Lear Corporation with our chief executive officer (prior to his joining us). The hiring of James Skandalaris was based on the recommendation of our chief executive officer upon evaluation of James Skandalaris’ performance at Lear Corporation and was not proposed by our chairman. Our board of directors reviewed and approved the hiring of James Skandalaris and our compensation committee reviewed and approved the salary increase and bonus paid to James Skandalaris.

Director Independence

The board of directors has determined that, for 2006, four of our seven directors were independent under the rules of the NASDAQ. The independent directors were: Fred L. Hubacker, Joseph C. Day, Larry R. Wendling and Van E. Conway. Mark Behrman was an independent director until September 2006. The other two directors were Robert J. Skandalaris, chairman of the board, and Thomas L. Saeli, our chief executive officer. Each of the directors serving on the audit committee, the compensation committee and the corporate governance committee were independent under the standards of the NASDAQ.

Item 14. Principal Accountant Fees and Services

The aggregate amount of fees billed by Deloitte & Touche LLP for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2005 and December 31, 2006 are as follows:

	2005	2006
Audit Fees	$506,450	$680,574
Audit Related Fees	—	—

Total Audit and Audit-Related Fees	$506,450	$680,574
Tax Fees	451,917	277,472
All Other Fees	—	175,183

Total Fees	$958,367	$1,133,229

Audit Fees. These fees are for professional services rendered in connection with the audit of our annual financial statements for the year ended December 31, 2005 and December 31, 2006, and for the reviews of the financial statements included in our quarterly reports on Form 10-Q for those years.

Financial Information System Design and Implementation Fees. There were no fees billed by Deloitte & Touche LLP for professional services rendered to us for the year ended December 31, 2006, for the design and implementation of financial information systems.

Tax Fees. These fees relate to federal, state and foreign tax compliance services, including preparation, compliance, advice and planning.

All Other Fees. These fees are for professional services rendered in connection with our acquisitions, debt and equity offerings and other miscellaneous services.

The audit committee has adopted an audit and non-audit services pre-approval policy, which requires the committee’s pre-approval of audit and non-audit services performed by the independent auditor to assure that the provisions of such services does not impair the auditor’s independence. For the year ended December 31, 2006, the audit committee approved all of the audit and non-audit services rendered by Deloitte & Touche LLP listed above.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are being filed as part of this report on Form 10-K/A:

(b) Exhibits:

Exhibit Number	Exhibit Description
10.25	First Amendment to the Sixth Amended and Restated Credit Agreement among Noble International, Ltd. as Borrower, the Lenders parties thereto from time to time and Comerica Bank, as Agent for the Lenders, dated as of March 14, 2007.

10.26	Second Amendment to the Sixth Amended and Restated Credit Agreement among Noble International, Ltd. as Borrower, the Lenders parties thereto from time to time and Comerica Bank, as Agent for the Lenders, dated as of March 28, 2007.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14 (a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14 (a) of the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2007

NOBLE INTERNATIONAL, LTD.

By:	/s/ THOMAS L. SAELI	By:	/s/ DAVID J. FALLON
	Thomas L. Saeli Chief Executive Officer (Principal Executive Officer)		David J. Fallon Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ ROBERT J. SKANDALARIS* Robert J. Skandalaris, Chairman of the Board and Director	April 30, 2007

/s/ MARK T. BEHRMAN* Mark T. Behrman, Director	April 30, 2007

/s/ VAN E. CONWAY* Van E. Conway, Director	April 30, 2007

/s/ LARRY R. WENDLING* Larry R. Wendling, Director	April 30, 2007

/s/ FRED L. HUBACKER* Fred L. Hubacker, Director	April 30, 2007

/s/ THOMAS L. SAELI* Thomas L. Saeli, CEO and Director	April 30, 2007

/s/ JOSEPH C. DAY* Joseph C. Day, Director	April 30, 2007

*By:	/s/ MICHAEL C. AZAR
Michael C. Azar Vice President-Administration and Secretary Attorney-in-fact