Form 10-Q
period 2007-03-31
NOBLE INTERNATIONAL, LTD.
filed 2007-05-10
CIK 1034258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number: 001-13581

NOBLE INTERNATIONAL, LTD.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	38-3139487 (I.R.S. Employer Identification No.)

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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2007 was 14,137,818.

NOBLE INTERNATIONAL, LTD.

FORM 10-Q INDEX

The matters discussed in this Quarterly Report on Form 10-Q (“Report”) contain certain forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” the negative or other variations thereof, or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including continued market demand for the types of products and services produced and sold by the Company, change in worldwide economic and political conditions and associated impact on interest and foreign exchange rates, the level of sales by original equipment manufacturers of vehicles for which the Company supplies parts, the successful integration of companies acquired by the Company, changes in consumer debt levels and other risks detailed in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2006 and other filings we make with the Securities and Exchange Commission. These forward looking statements are made only as of the date hereof.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Unaudited March 31 2007	December 31 2006
ASSETS
Current Assets:
Cash and cash equivalents	$3,855	$6,587
Accounts receivable, trade, net	126,904	98,742
Inventories, net	33,301	31,260
Unbilled customer tooling, net	26,945	21,575
Prepaid expenses	4,862	3,075
Income taxes refundable	3,159	—
Deferred income taxes	1,171	1,881
Other current assets	3,047	2,994

Total Current Assets	203,244	166,114

Property, plant & equipment	163,097	161,251
Accumulated depreciation	(55,376)	(51,603)

Property, Plant & Equipment, net	107,721	109,648

Other Assets:
Goodwill	73,919	75,753
Other intangible assets, net	30,097	30,678
Other assets, net	4,350	4,955

Total Other Assets	108,366	111,386

Total Assets	$419,331	$387,148

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$124,155	$95,560
Accrued liabilities	35,093	35,297
Current maturities of long-term debt	22,439	21,926
Income taxes payable	—	4,255

Total Current Liabilities	181,687	157,038

Long-Term Liabilities:
Long-term debt, excluding current maturities	88,352	88,480
Convertible subordinated notes	36,216	33,273
Deferred income taxes	15,473	15,783
Other liabilities	6,328	668

Total Long-Term Liabilities	146,369	138,204

Minority Interest	4,815	4,640

Stockholders’ Equity
Common stock	9	9
Additional paid-in capital	56,228	55,737
Retained earnings	27,690	29,006
Accumulated other comprehensive income	2,533	2,514

Total Stockholders’ Equity	86,460	87,266

Total Liabilities & Stockholders’ Equity	$419,331	$387,148

The accompanying notes are an integral part of these condensed consolidated financial statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31
	2007	2006
Net sales	$160,070	$100,435
Cost of sales	146,480	90,488

Gross margin	13,590	9,947
Selling, general and administrative expenses	7,512	4,802

Operating profit	6,078	5,145
Interest income	87	285
Interest expense	(2,947)	(733)
Loss on extinguishment of debt	(3,285)	—
Other, net	(551)	(175)

(Loss) earnings before income taxes and minority interest	(618)	4,522
Income tax (benefit) expense	(607)	1,497

(Loss) earnings before minority interest	(11)	3,025
Minority interest	(175)	115

Net (loss) earnings	$(186)	$3,140

Basic (loss) earnings per share	$(0.01)	$0.22

Diluted (loss) earnings per share	$(0.01)	$0.22

Dividends declared and paid per share	$0.08	$0.07

Basic weighted average common shares outstanding	14,126,951	14,031,358
Diluted weighted average common shares outstanding	14,155,798	14,079,629

The accompanying notes are an integral part of these condensed consolidated financial statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands)

	Three Months Ended March 31
	2007	2006
Net (loss) earnings	$(186)	$3,140
Other comprehensive income (loss), equity adjustment from foreign currency translation	19	(142)

Comprehensive (loss) income	$(167)	$2,998

The accompanying notes are an integral part of these condensed consolidated financial statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31
	2007	2006
Cash flows from operating activities
Net (loss) earnings	$(186)	$3,140
Non-controlling interest in net earnings	175	(115)
Adjustments to reconcile net earnings to net cash provided by operations
Loss on extinguishment of debt	3,285	—
Amortization of financing fees included in interest expense	144	350
Depreciation and amortization	4,698	2,440
Deferred income taxes	346	(60)
(Gain) loss on sale of property, plant and equipment	(2)	38
Equity loss from SET	220	—
Share-based compensation expense	30	251
Changes in operating assets and liabilities
Accounts receivable	(28,809)	6,872
Inventories	(2,127)	(3,348)
Prepaid and other assets	(6,077)	670
Accounts payable	34,187	(9,827)
Accrued liabilities	2,765	(196)
Income taxes payable or refundable	(1,528)	437
Excess tax benefit from share-based compensation arrangements	(138)	(193)

Net cash provided by operating activities	6,983	459
Cash flows from investing activities
Purchases of property, plant and equipment	(9,712)	(3,765)
Proceeds from sale of property, plant and equipment	6	133
Proceeds from notes receivable	—	85
Additional direct costs paid for Pullman acquisition	(217)	—

Net cash used in investing activities	(9,923)	(3,547)
Cash flows from financing activities
Net borrowings on U.S. Revolver	4,076	—
Payments on U.S. Term Loan	(3,250)	—
Dividends paid on common stock	(1,131)	(942)
Proceeds from issuance of common stock	324	239
Financing fees	(90)	—
Borrowings on Mexico debt	60	384
Payments on Mexico debt	(496)	—
Payments on other long-term debt	(11)	(3)
Excess tax benefit from share-based compensation arrangements	138	193

Net cash used in financing activities	(380)	(129)
Effect of exchange rate changes on cash and cash equivalents	588	52

Net (decrease) in cash and cash equivalents	(2,732)	(3,165)
Cash and cash equivalents at beginning of period	6,587	21,978

Cash and cash equivalents at end of period	$3,855	$18,813

Supplemental Cash Flow Disclosure
Cash paid for:
Interest	$2,692	$404
Taxes	1,009	646

Purchases of property, plant and equipment (“PP&E”) and increases in accounts payable have been adjusted each year to reflect amounts included in PP&E at each period end for which an amount due is included in accounts payable. These amounts at March 31, 2007 and 2006 were $5.4 million and $0.3 million, respectively. This adjustment allows the presentation of actual cash paid for PP&E for each period presented.

The accompanying notes are an integral part of these condensed consolidated financial statements

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2007

Note A—Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements include Noble International, Ltd. (the “Company”) and its subsidiaries. The Company’s operating subsidiaries are organized into a single reporting segment operating in the automotive supply business.

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements for interim reporting do not include all of the information and notes or disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The December 31, 2006 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A, for the period ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

New Accounting Pronouncements

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The Company recognized no adjustment to the opening balance of retained earnings as a cumulative effect of a change in accounting principle as a result of the adoption of FIN 48. See “Note H – Income Taxes” for additional information.

In February 2007 the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. The Company is currently evaluating the requirements of SFAS 159. However, it does not believe that it will have a material effect on its consolidated financial position or results of operations.

Note B—Earnings Per Share

Basic earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2007

or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the net earnings of the entity. The inclusion of the impact of the Amended and Restated Convertible Subordinated Notes would have been anti-dilutive at March 31, 2007 and 2006 and, therefore, is not included in the calculation below. The following table reconciles the numerator and denominator to calculate basic and diluted earnings per share for the three month periods ended March 31, 2007 and 2006 (in thousands, except share and per share amounts).

	Three Months Ended March 31
	2007			2006
	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amounts	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amounts
Basic (loss) earnings per share	$(186)	14,126,951	$(0.01)	$3,140	14,031,358	$0.22
Effect of dilutive securities—stock options	—	28,847	—	—	48,271	—

Diluted (loss) earnings per share	$(186)	14,155,798	$(0.01)	$3,140	14,079,629	$0.22

Note C—Acquisitions

Pullman Industries, Inc.

In October 2006, the Company completed the acquisition of all outstanding common stock of Pullman Industries, Inc. (“Pullman”) for approximately $122.1 million, including cash of $90.7 million, the assumption of long-term debt of $22.0 million, contingent consideration of approximately $14.0 million offset by cash acquired of $4.6 million. The contingent consideration is payable upon the Company’s receipt of amounts owed by certain customers. It is anticipated that this amount will be paid in 2007. There is $14.0 million included in accrued liabilities at March 31, 2007 for this contingent consideration. Pullman was a leading manufacturer of tubular and shaped structures using roll-forming and other processes, primarily for the automotive industry. Pullman operated four facilities in the United States and two facilities in Mexico.

Results of operations for Pullman are included in the Company’s financial statements beginning October 2006. The unaudited pro forma combined historical results for the three months ended March 31, 2006, as if the Company had acquired Pullman at the beginning of 2006, are estimated to be (in thousands, except per share amounts):

Pro Forma Information
Net sales	$152,707
Net earnings	3,525
Basic earnings per share	0.25
Diluted earnings per share	0.25

The pro forma information includes adjustments for depreciation and the effect of the amortization of intangible assets recognized in the acquisition and other accounting adjustments recognized in recording the combination. This pro forma information is not necessarily indicative of future operating results.

The Company has completed a preliminary allocation of the purchase price for its Pullman acquisition pursuant to purchase accounting requirements. During the first quarter of 2007, the Company refined its preliminary allocation and recorded additional direct costs of the acquisition of $0.2 million and adjusted the basis of certain assets acquired and liabilities assumed. The Company expects to finalize its purchase price allocation in the second half of 2007.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2007

Tailored Laser-Welded Blank Business of Arcelor S.A.

In March 2007, the Company entered into a definitive Share Purchase Agreement with Arcelor S.A., a Luxembourg Corporation, (“Arcelor”) pursuant to which it will acquire substantially all of the tailor laser-welded blank business conducted by Arcelor and its affiliates in Europe, India, China and the U.S. (the “Arcelor Business”) in exchange for (i) 9.375 million newly-issued shares of the Company’s common stock, (ii) $116.3 million less capitalized lease obligations, accrued taxes and adjustments for working capital at closing to be paid in cash and (iii) $15.0 million to be paid in the form of a 6% subordinated note maturing in 2012.

At closing, Arcelor will transfer (i) to one of the Company’s European subsidiaries, all the outstanding Arcelor Business in Europe, China and India, and (ii) to one of the Company’s U.S. subsidiaries, all the outstanding equity interests in Arcelor’s U.S. subsidiary that operates the U.S. portion of the Arcelor Business. The Arcelor Business the Company is acquiring does not include two laser-welded blank production plants owned by Arcelor subsidiaries in Belgium and Germany, but these facilities will be subject to a contract manufacturing agreement with the Company. In addition, subject to the approval of certain third parties, the Company may acquire the business of Powerlasers Limited, an affiliate of Arcelor, if and when it is available for sale, for the purchase price of $50 million (subject to adjustment based on the financial performance of Powerlasers Limited). The Arcelor transaction is expected to close in the third quarter of 2007, subject to several conditions, including approval of the transaction by the Company’s stockholders and any requisite regulatory approval.

Note D—Goodwill and Other Intangible Assets, Net

Goodwill

The change in the carrying amount of goodwill for the three months ended March 31, 2007 was as follows (in thousands):

Balance at December 31, 2006	$75,753
Pullman acquisition adjustments	(1,749)
Foreign currency impact	(85)

Balance at March 31, 2007	$73,919

In the fourth quarter of 2006 the Company completed a preliminary allocation of the purchase price for its Pullman acquisition pursuant to purchase accounting requirements. During the first quarter of 2007, the Company refined its allocation and recorded additional direct costs of the acquisition of $0.2 million and adjusted the basis of certain assets acquired and liabilities assumed, which resulted in adjustments to the balance of goodwill. The Company expects to finalize its purchase price allocation in the second half of 2007.

Goodwill related to the purchase of Oxford Automotive Inc.’s steel processing facility in Silao, Mexico and the purchase of Pullman’s Mexico operations is recorded in Mexican Pesos and is subject to foreign currency translation adjustments.

Intangible Assets

Total amortization expense for all intangible assets for the three month periods ended March 31, 2007 and 2006 was $0.6 million and $0.06 million, respectively.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2007

Components of other intangible assets, net as are follows (in thousands):

	March 31, 2007			December 31, 2006
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer contracts and technology	$31,637	$(1,636)	$30,001	$31,644	$(1,069)	$30,575
Legal costs related to patent filing	88	—	88	82	—	82
Foreign currency impact	8	—	8	21	—	21

Other intangible assets, net	$31,733	$(1,636)	$30,097	$31,747	$(1,069)	$30,678

Note E—Inventories, net

The major components of inventories, net are as follows (in thousands):

	March 31 2007	December 31 2006
Raw materials	$14,318	$14,161
Work in process	10,086	8,885
Finished goods	9,345	8,630
Reserve for obsolete inventory	(448)	(416)

Total inventories, net	$33,301	$31,260

Note F—Long-Term Debt

Amended and Restated Convertible Subordinated Notes

On January 10, 2007, the Company and the holders of its $32.5 million Amended and Restated Convertible Notes (“Notes”) amended the Notes to fix the conversion price of the Notes at $19.50 over the term of the Notes and to remove the conversion price reset provision that would have been effective July 1, 2007. The annual interest rate was increased from 6% to 8%. In addition, prior to the amendment in January 2007, the Notes gave the Company the right to call the Notes after three years if the Company’s common stock was trading at an amount at least 140% of the conversion price for a specified period of time. Pursuant to the January amendment, this call premium was reduced from 140% to 120%.

As a result of the above amendments, the Company determined that a debt extinguishment had occurred in accordance with the guidance in FASB’s Emerging Issues Task Force (“EITF”) Abstract, Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The Company recognized a loss on debt extinguishment of approximately $3.3 million ($1.9 million net of tax) and recorded the modified debt at the fair value of approximately $36.2 million. In addition, as a result of removing the conversion price reset provision, the Company was no longer required to bifurcate the conversion option as a derivative liability.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2007

Mexico Revolving Credit Facility

At March 31, 2007, to finance its Mexican operations (excluding the facility in Silao, Mexico), the Company maintained a $4.5 million revolving credit facility (“Mexico Revolver”) and a $7.9 million term loan (“Mexico Term Loan”) with a commercial bank. These credit facilities were assumed by the Company in connection with the Pullman acquisition. The Mexico Revolver matures in May 2007; however, the Company intends to renew and extend the maturity to May 2008. Therefore, the entire balance outstanding on the Mexico Revolver as of March 31, 2007 of $4.5 million is currently classified as long-term debt.

Note G—Related Party Transactions

S.E.T. Enterprises, Inc. (“SET”)

SET is a privately owned, qualified minority business enterprise which provides metal processing services to original equipment manufacturers and Tier 1 suppliers. As of March 31, 2007 and December 31, 2006, the Company owned 4% of the outstanding common stock of SET and 100% of the non-convertible, non-voting, preferred stock of SET, with a face value of $10.0 million. The Company accounts for its investment in SET common equity under the equity method of accounting and accounts for its investment in SET preferred stock under the cost method of accounting. The Company’s carrying values of its investments in SET are as follows (in thousands):

	March 31, 2007	December 31, 2006
Common stock	$—	$—
Preferred stock	1,730	1,950

In accordance with EITF No. 98-13 “Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee,” and given that the Company’s carrying value of its investment in SET common stock is zero, the Company reduces the carrying value of its investment in SET preferred stock for its share of equity method losses. During the first quarter of 2007, the Company reduced the carrying value of its investment in SET preferred stock by $0.2 million based upon a percentage of SET’s net loss in the same period.

The Company also guarantees $3.0 million of SET’s senior debt. This guarantee is reduced $0.5 million on a quarterly basis beginning in the first quarter of 2008. Pursuant to the guidance in FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and an independent third-party valuation of the guarantee, the Company does not carry a liability for this guarantee at March 31, 2007.

SET provides the Company with blanking services, and the Company leases certain equipment and manufacturing floor space to SET. The Company also provides SET with certain sales and marketing, operational, financial and administrative services under a Services Agreement with SET in exchange for a fee of $0.6 million per year. In addition, in exchange for the services, the Company will be paid 15% of SET’s income before taxes in excess of $1.0 million during any fiscal year. The Services Agreement is cancellable at any time upon 60 days notice by SET after the Company’s investment in SET’s preferred stock has been repurchased by SET or transferred to a third-party. In addition, the Company provides certain information technology services to SET in exchange for an annual payment of $0.2 million. This agreement is cancellable at any time by SET.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2007

The following table summarizes the transactions that occurred with SET (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Purchases – blanking services	$1,349	$1,261
Lease income – equipment and building	297	297
Services income	60	60
Other expenses invoiced to SET	192	107
Preferred stock dividends received	304	—

The following table summarizes the balances outstanding with SET (in thousands):

	March 31, 2007	December 31, 2006
Accounts receivable	$425	$9
Accounts payable	952	383

Note H—Income Taxes

The Company adopted FIN 48 as of January 1, 2007, and recognized no adjustment to the opening balance of retained earnings as a cumulative effect of change in accounting principle. FIN 48 requires that liabilities for uncertain tax positions be recorded as a separate liability classified as either current or long-term depending upon whether the enterprise anticipates payment within one year. Accordingly, the Company reclassified its unrecognized tax benefits from current income tax liabilities to long-term tax liabilities included in “Other liabilities” on the balance sheet since the Company does not anticipate any payments within one year.

The Company’s gross unrecognized tax benefits as of January 1, 2007 included $0.4 million which represented tax positions that, if recognized, would impact its effective tax rate.

The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal and state returns, the statute of limitations remains open for 2002 and following years. The major foreign jurisdictions in which the Company operates includes Canada and Mexico. The statute of limitations remains open in these jurisdictions from 2000 onwards. Additionally, Mexico may have an additional 5 years open for entities with reported losses. One of the Company’s subsidiaries that was acquired in a recent acquisition is currently under audit by the Internal Revenue Service. At this time, the Company is unable to estimate the range of any reasonably possible increase or decrease in uncertain tax positions from the eventual outcome of this audit. However, the Company does not anticipate that it will have a material effect on its consolidated financial position or results of operations.

The Company has accrued interest and penalties related to unrecognized tax benefits based on the statutes as outlined in the applicable government regulations. The accrued interest and penalties were added to interest expense consistent with the Company’s policy.

Note I—Geographic Information

The Company classifies operations into one industry segment. The following tables identify the breakdown of the Company’s net sales by country (which are classified based upon country of production) and long-lived

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2007

assets by country, which consist primarily of fixed assets and intangible assets including goodwill (in thousands):

	Three Months Ended March 31
Net Sales	2007	2006
United States	$111,257	$67,154
Canada	28,289	31,734
Mexico	16,584	1,178
Australia	3,940	369

Total	$160,070	$100,435

	March 31, 2007	December 31, 2006
Long-Lived Assets
United States	$175,470	$174,438
Canada	6,532	6,698
Mexico	28,598	33,795
Australia	1,049	1,066

Total	$211,649	$215,997

Note J—Share-Based Compensation

Total share-based compensation expense, net of tax, for the three month periods ending March 31, 2007 and 2006 was $0.01 million and $0.2 million, respectively. An income tax benefit of $0.1 million and $0.2 million was recognized from share-based compensation arrangements during the three month periods ending March 31, 2007 and 2006, respectively. These tax benefits were permanent differences as a result of stock option exercises.

2006 Executive Stock Appreciation Rights Plan

The 2006 Executive Stock Appreciation Rights Plan (“2006 SAR Plan”) provides for the grant of cash awards based upon the increase in the value of the Company’s common stock from the date of grant through the date of exercise. 750,000 Stock Appreciation Rights (“SARs”) are authorized under the 2006 SAR Plan and as of March 31, 2007 there are 400,000 SARs outstanding under the 2006 SAR Plan. The Company classifies the SARs as a liability award and measures the liability for the award each period until settlement. Compensation cost for each period is based upon the change in the fair value of the SARs for each reporting period and the percentage of the award that is vested. The weighted-average fair value of these SARs is estimated to be $4.38 per SAR at March 31, 2007 using the Hull-White Enhanced SFAS No. 123(R) Model using weighted-average assumptions as follows:

Risk-free rate	4.6%
Dividend yield	1.9%
Estimated volatility	37.3%
Expected term (years)	3.7
Exercise price	$17.16

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2007

The estimated volatility is based upon historical volatility. The expected term is based upon a four-year graded vesting period and the assumption that SARs will be exercised when the Company’s stock price is at a 20% premium to the exercise price. The fair value of the SARs is amortized to compensation expense on a straight-line basis over the four year vesting period. The SARs expire ten years after the expiration of each graded vesting period. No compensation expense was required to be recognized during the three month period ended March 31, 2007 due to a decline in fair value of the SARs as of March 31, 2007. For the three month period ended March 31, 2006, $0.01 million of compensation expense was recognized. The liability for the SARs as of March 31, 2007 was $0.4 million. Additional compensation expense of approximately $1.4 million is expected to be recognized over the remaining vesting period of approximately four years, based upon the March 31, 2007 fair value.

2001 Stock Incentive Plans

The 2001 Employee Stock Incentive Plan and the Non-Employee Director Stock Incentive Plan (together, the “2001 Stock Incentive Plans”) allow for the issuance of up to 900,000 shares of the Company’s common stock. As of March 31, 2007, 701,341 shares are eligible to be granted under the Stock Incentive Plans.

The Company did not issue any shares of common stock under the 2001 Stock Incentive Plans during the three month period ended March 31, 2007 and issued 16,820 shares of common stock during the three month period ended March 31, 2006. The Company recorded compensation expense of $0.03 million and $0.2 million for common stock issued or amortized under the Stock Incentive Plans for the three month periods ended March 31, 2007 and 2006, respectively. The shares issued during the three month period ending March 31, 2006 were granted fully vested but held a trading restriction until December 31, 2008. At the date of grant, the per share weighted average fair-value of shares issued in the three month period ended March 31, 2006 was estimated to be $11.59, which incorporated any trading restrictions into the estimation of fair value.

1997 Stock Option Plan

The 1997 Stock Option Plan provides for the grant of non-qualified stock options to employees, officers, directors, consultants and independent contractors, as well as for the grant to employees of qualified stock options. The 1997 Stock Option Plan has a ten-year term and 700,000 shares of the Company’s common stock have been reserved for issuance. There are no options eligible for grant under the 1997 Stock Option Plan although options may be eligible for grant in the future if outstanding options are forfeited prior to the termination of the 1997 Stock Option Plan in November 2007. A summary of the status of the 1997 Stock Option Plan and the changes during the three month period ending March 31, 2007, are as follows:

	Shares	Weighted Average Exercise Price
Outstanding 12/31/06 (119,426 exercisable)	119,426	$9.04
Exercised	(37,500)	$8.65

Outstanding 3/31/07 (81,926 exercisable)	81,926	$9.21

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2007

The Company received $0.3 million from the issuance of new shares for stock options exercised during the three month period ending March 31, 2007. Stock options outstanding and exercisable at March 31, 2007 have a weighted-average contractual life of 2.25 years. The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at March 31, 2007:

Range of Exercise Prices	Outstanding Stock Options	Weighted Average Exercise Price	Number of Stock Options Exercisable	Weighted Average Exercise Price
$5.25	11,000	$ 5.25	11,000	$ 5.25
$5.33	36,999	5.33	36,999	5.33
$14.73	33,927	14.73	33,927	14.73

Total	81,926	$ 9.21	81,926	$ 9.21

As of December 31, 2006 all stock options were fully vested under the 1997 Stock Option Plan, therefore no compensation expense has been recorded in 2007.

Note K—Commitments and Contingencies

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

As of March 31, 2007, the Company guaranteed $3.0 million of SET’s senior debt. This guarantee is reduced $0.5 million on a quarterly basis beginning in the first quarter of 2008. Pursuant to the guidance in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and an independent third-party valuation of the guarantee, the Company does not carry a liability for this guarantee at March 31, 2007.

Note L—Subsequent Events

Amendment of Credit Facility

The Company maintains a $40.0 million revolving credit facility and a $70.0 million term loan through a syndicate of commercial banks (collectively the “Credit Facility”). On May 8, 2007, the Company entered into an agreement with the syndicate of commercial banks which amended certain covenants for the fiscal quarter ended March 31, 2007, and amended and restated certain quarterly ratios for future periods. The amendment also increased interest rate spreads on both Eurocurrency and Prime-based borrowings by 0.25% to 0.60% until at least December 31, 2007. Absent this amendment, the Company would have been in violation of certain covenants as of March 31, 2007.

Purchase Price Hedge

In conjunction with the acquisition of the Arcelor Business, the Company anticipates obtaining Euro-denominated financing. Given the financing will be denominated in Euros and the purchase price is denominated in U.S. Dollars, the Company is exposed to foreign exchange risk until the closing of the acquisition. As a result, on April 5, 2007, the Company entered into a forward foreign exchange transaction with Credit Suisse with settlement contingent upon the closing of the Arcelor Business transaction. The forward

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2007

contract effectively fixes the exchange rate at 1.332 U.S. Dollars per 1.00 Euro on a notional amount of €78 million. The contract expires on August 15, 2007; however, there is a “look back” reference period that can extend the contract settlement date to February 15, 2008. The Company is currently evaluating the accounting for this derivative instrument.

Interest Rate Swap

On April 6, 2007, the Company entered into a three-year interest rate swap transaction with the Bank of Montreal. The swap effectively fixes the LIBOR component at 5.14% on a notional amount of $31.75 million at inception but decreases over time so the notional amount is always equal to 50% of the outstanding U.S. term loan principal balance. The Company has designated this derivative as a cash flow hedge which qualifies for hedge accounting under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Therefore, changes in fair value will be reported as a component of other comprehensive income, to the extent that the hedge is effective, until the underlying transaction is recognized in earnings.

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

Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A section included in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (“SEC”).

Net Sales. Net sales for the three months ended March 31, 2007 were $160.1 million, an increase of $59.6 million or 59.4% compared to the same period in 2006. These increases are attributable primarily to the roll-forming programs from our acquisition of Pullman Industries, Inc. (“Pullman”) in the fourth quarter 2006 ($57.9 million) as well as increased sales due to new laser-welding programs. These new roll forming and welding programs more than offset a 7% decline in light vehicle production.

Cost of Sales. Cost of sales for the three month period ended March 31, 2007 was $146.5 million, an increase of $56.0 million or 61.9% compared to the same period in 2006. This increase is consistent with the increase in sales. Cost of sales as a percentage of net sales increased to 91.5% for the three month period ended March 31, 2007 from 90.1% in the same period in 2006. This increase was mainly due to launch costs of $3.0 million on certain new roll forming programs.

Gross Margin. Gross margin for the three month period ended March 31, 2007 was $13.6 million, an increase of $3.6 million or 36.6% compared to the same period in 2006. Gross margin as a percentage of net sales decreased to 8.5% for the three month period ended March 31, 2007 from 9.9% in the same period in 2006. The decline in gross margin as a percentage of net sales was due in part to launch costs on certain new roll forming programs and the effects of lower North American vehicle production.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the three month period ended March 31, 2007 was $7.5 million, an increase of $2.7 million or 56.4% compared to the same period in 2006. For the three month period ended March 31, 2007, SG&A as a percentage of net sales was 4.7% compared to 4.8% in the same period of 2006. The increase in SG&A was mainly due to the inclusion of Pullman for the entire first quarter of 2007 ($3.2 million).

Operating Profit. Our operating profit for the three month period ended March 31, 2007 was $6.1 million, an increase of $0.9 million or 18.1% compared to the same period in 2006. Operating profit as a percentage of net sales was 3.8% compared to 5.1% in 2006. The reasons for the changes in operating profit for the three month period ended March 31, 2007 are due to the factors discussed above in Cost of Sales and Selling, General and Administrative Expenses.

Interest Income. Interest income for the three month period ended March 31, 2007 was $0.1 million, a decrease of $0.2 million compared to the same period in 2006. Interest income decreased due to the overall decrease in our cash available as a result of the acquisition of Pullman in the fourth quarter of 2006.

Interest Expense. Interest expense for the three month period ended March 31, 2007 was $2.9 million, an increase of $2.2 million compared to the same period in 2006. The higher interest expense was primarily related to the additional debt incurred pursuant to the Pullman acquisition.

Loss on Extinguishment of Debt. As a result of the amendments made to the convertible subordinated notes, we determined that a debt extinguishment had occurred and we recognized a loss on debt extinguishment of approximately $3.3 million.

Other, net. Other, net expense for the three month period ended March 31, 2007 increased $0.4 million from $0.2 million in 2006 to $0.6 million in 2007. Other, net expense for the first quarter of 2007 included foreign currency losses of $0.7 million, equity investment losses from SET Enterprises, Inc. (“SET”) of $0.2 million, offset by dividend income of $0.3 million. Other, net expense for the first quarter of 2006 included foreign currency losses of $0.1 million and other expense of $0.1 million.

Income Tax (Benefit) Expense. Income tax (benefit) expense for the three month periods ended March 31, 2007 and 2006 was a benefit of $0.6 million and an expense of $1.5 million, respectively. A tax benefit of $1.4 million was recorded on the loss from extinguishment of debt during the first quarter of 2007. Excluding this tax benefit, the effective tax rate for the three month period ended March 31, 2007 was 31% compared to 33% for the three month period ended March 31, 2006. The decrease in the effective tax rate for the three month period ended March 31, 2007 was due to an increase in R&D credits available and the release of the valuation allowance on our investment in SET due to dividend payments offset by an increase in state taxes at facilities that were purchased as part of the Pullman acquisition in the fourth quarter 2006.

Minority Interest. We sold 49% of our interest in the facility in Silao, Mexico (the “Silao Facility”) in November 2005. The ($0.2) million minority interest as of March 31, 2007 represents our partner’s 49% share of the net earnings from the Silao Facility in the first quarter of 2007. The minority interest of $0.1 million as of March 31, 2006 represents our partner’s 49% share of the net loss from the Silao Facility in the first quarter of 2006. The net loss was attributable to launch costs related to the establishment of laser-welding operations in the Silao Facility.

Net (Loss) Earnings. As a result of the foregoing factors, our net loss for the three month period ended March 31, 2007 was $0.2 million a decrease of $3.3 million or 105.9% compared to the same period in 2006.

Liquidity and Capital Resources

Our cash requirements have historically been satisfied through a combination of cash flow from operations, equity and debt financings. Working capital needs and capital equipment requirements in our operations have increased as a result of our growth and are expected to continue to increase. Anticipated increases in required working capital and capital equipment expenditures are expected to be met from our cash flow from operations, equity issuances and debt financing. As of March 31, 2007, we had net working capital of $21.6 million.

We generated cash from operations of $7.0 million in the three month period ended March 31, 2007. Cash generated from operations was driven by depreciation and amortization of $4.7 million, a loss on extinguishment of debt of $3.3 million and other non-cash expenses of $0.9 million. This cash generated was offset by a net loss of $0.2 million and increased working capital requirements of $1.7 million driven by an increase in accounts receivable of $28.8 million, inventories of $2.1 million, other assets of $6.1 million and a decrease in income tax payable of $1.5 million offset by an increase in accounts payable of $34.2 million and accrued liabilities of $2.8 million.

We used cash in investing activities of $9.9 million for the three month period ended March 31, 2007. This use of cash was primarily the result of the purchase of fixed assets of $9.7 million and additional costs related to the purchase of Pullman of $0.2 million.

We used cash for financing activities of $0.4 million for the three month period ended March 31, 2007. This use of cash was primarily from the payment of dividends of $1.1 million, payments on the Mexico debt of $0.5 million and financing fees related to the amendment of our U.S. credit facility of $0.1 million. This use of cash was offset by net borrowings on our U.S. credit facilities of $0.8 million, proceeds from the issuance of common stock related to stock option exercises of $0.3 million and excess tax benefits resulting from those stock option exercises of $0.1 million.

At March 31, 2007, to finance our U.S. and Canadian operations, we maintained a $40 million revolving credit facility (“U.S. Revolver”) and a $70 million term loan (“U.S. Term Loan”) through a syndicate of commercial banks. Both the U.S. Revolver and the U.S. Term Loan mature in October 2011 and are secured by the assets of Noble and its subsidiaries. Quarterly payments of $3.25 million on the term loan commenced in the first quarter of 2007 and will continue until maturity. The U.S. Revolver and the U.S. Term Loan accrue interest at either a margin to the prime rate or LIBOR, at the Company’s option. During the first quarter of 2007, the average interest rates on the U.S. Revolver and U.S. Term Loan were 7.95% and 7.85%, respectively. As of March 31, 2007, there was approximately $21.2 million outstanding on the U.S. Revolver and $66.8 million on the U.S. Term Loan. The U.S. Revolver and U.S. Term Loan are subject to customary financial and other covenants including, but not limited to, limitations on debt, consolidations, mergers, and sales of assets, and bank approval on acquisitions over $15 million. On May 8, 2007, we entered into an agreement with the syndicate of commercial banks which amended certain covenants for the fiscal quarter ended March 31, 2007, and amended and restated certain quarterly ratios for future periods. The amendment also increased interest rate spreads on both Eurocurrency and Prime-based borrowings by 0.25% to 0.60% until at least December 31, 2007. Absent this amendment, we would have been in violation of certain covenants at March 31, 2007.

We also have $32.5 million of convertible notes (“Notes”) which per the terms of the October 2006 amendment carried an interest rate of 6% per annum and an initial conversion price of $18.50. This conversion price was subject to a mandatory reset to 125% of the 45-day trailing average closing common stock price at July 1, 2007. The Notes mature in October 2011, and we have certain redemption call rights in October 2009. On January 10, 2007, we and the holders of our Notes amended the Notes to fix the conversion price of the Notes at $19.50 over the term of the Notes and to remove the conversion price reset provision that would have been effective July 1, 2007. The annual interest rate was increased from 6% to 8%. In addition, prior to the amendment in January 2007, the terms of the Notes gave us the right to call the Notes after three years if our common stock was trading at an amount at least 140% of the conversion price for a specified period of time. Pursuant to the January amendment, this call premium was reduced from 140% to 120%. See “Note F – Long-Term Debt, Amended and Restated Convertible Subordinated Notes” for additional information.

At March 31, 2007, to finance our Mexican operations (excluding the Silao Facility), we maintained a $4.5 million revolving credit facility (“Mexico Revolver”) and a $7.9 million term loan (“Mexico Term Loan”) with a commercial bank. We assumed these credit facilities in connection with the Pullman acquisition. The Mexico Revolver matures in May 2007; however, we intend to renew and extend the maturity to May 2008. Therefore the entire balance outstanding on the Mexico Revolver as of March 31, 2007 of $4.5 million is currently classified as long-term debt. The Mexico Revolver and the Mexico Term Loan accrue interest at the prime rate and LIBOR plus 3.5%, respectively. During the first quarter of 2007, the average interest rates on the Mexico Revolver and Mexico Term Loan were 8.25% and 8.86%, respectively. As of March 31, 2007, there was approximately $4.5 million outstanding on the Mexico Revolver and $7.9 million on the Mexico Term Loan.

The liquidity provided by our existing and anticipated credit facilities, combined with cash flow from operations, is expected to be sufficient to meet anticipated working capital and capital expenditure needs and for existing debt service for at least twelve months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring us to obtain additional financing prior to the end of such twelve-month period. In addition, we continue to evaluate our business strategy and may pursue future growth through opportunistic acquisitions of assets or companies, which may involve the expenditure of significant funds. Depending upon the nature, size, and timing of future acquisitions, we may be required to obtain additional debt or equity financing. There can be no assurance, however, that additional financing will be available when and if needed, on acceptable terms or at all.

As of March 31, 2007, we guaranteed $3.0 million of SET senior debt in connection with our sale of businesses to SET. We may be required to perform under the guarantee if SET defaults under the terms of its credit facility. The maximum amount we would be required to pay is $3.0 million. Pursuant to the guidance in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and an independent third-party valuation of the guarantee, the Company does not carry a liability for this guarantee at March 31, 2007.

Inflation

Inflation generally affects a company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, fuel, equipment and raw materials. We do not believe that inflation has had a material effect on our business over the reporting period included in this report.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We are exposed to the impact of foreign currency fluctuations. International revenues from our foreign subsidiaries were approximately 31% of net sales for the three month period ended March 31, 2007. Our primary foreign currency exposures are the Canadian Dollar, Mexican Peso, Japanese Yen and Australian Dollar. In general, where possible, we manage our exposures to foreign currency assets, liabilities and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and matching revenues with expenses in the same currency, as such, certain exposures are naturally offset. However, at March 31, 2007, our Mexico operations, whose functional currency is the Mexican Peso, had net U.S. Dollar liability exposure of approximately $18.5 million. Based upon this exposure, for every one percent increase (decrease) in the value of the Mexican Peso versus the U.S. Dollar, we would recognize a foreign currency transaction gain (loss) of approximately $0.2 million. Additionally, our Mexico operations acquired with the Pullman acquisition have debt denominated in Japanese Yen. The balance of this debt at March 31, 2007 was $2.1 million. Based on this exposure, for every one percent increase (decrease) in the value of the Japanese Yen versus the U.S. Dollar, we would recognize a foreign currency transaction gain (loss) of approximately $0.03 million. We recognized a foreign exchange transaction loss of $0.7 million for the three month period ended March 31, 2007, and a foreign currency transaction loss of $0.1 million for the three month period ended March 31, 2006.

Interest Rate Sensitivity

Our financial results are affected by changes in U.S. and foreign interest rates due primarily to our various credit facilities containing variable interest rates when we borrow under these credit facilities. The balance of our variable interest rate debt as of March 31, 2007 was $106.5 million. Based upon this exposure, for every annualized one percent increase (decrease) in the U.S. and foreign interest rates, we would recognize an additional annualized interest expense (benefit) of $1.1 million. In April 2007 we entered into a three-year interest rate swap transaction which effectively fixed the interest rate on a portion of our variable interest rate debt. After entering into this interest rate swap, the balance of our variable rate debt was $73.1 million. Based upon this exposure, for every annualized one percent increase (decrease) in the U.S. and foreign interest rates, we would recognize an additional annualized interest expense (benefit) of $0.7 million. We invest any excess cash balances in overnight and other short term investments which may be impacted by changes in interest rates. We do not hold any other financial instruments that are subject to market risk (interest rate risk and foreign exchange rate risk).

Item 4: Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information that is required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. With participation from our Chief Executive Officer and our Chief Financial Officer, we have reviewed and evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have concluded that as of March 31, 2007, our disclosure controls and procedures were adequate and effective and would ensure that material information relating to us and our subsidiaries required to be disclosed in the reports we file with the SEC under the Exchange Act would be made known to our Chief Executive Officer and our Chief Financial Officer by others within Noble, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

There have been no changes in our internal control over our financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

There were no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors,” included in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2006.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

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

NOBLE INTERNATIONAL, LTD.

Dated: May 10, 2007	By:	/S/ DAVID J. FALLON
David J. Fallon Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer pursuant to 18 USC § 1350.