Form 10-Q
period 2007-06-30
NOBLE INTERNATIONAL, LTD.
filed 2007-08-03
CIK 1034258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number: 001-13581

NOBLE INTERNATIONAL, LTD.

(Exact name of registrant as specified in its charter)

Delaware	38-3139487
(State of incorporation)	(I.R.S. Employer Identification No.)

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

The number of shares of the registrant’s Common Stock outstanding as of July 26, 2007 was 14,208,892

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

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Unaudited June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$11,555	$6,587
Accounts receivable, trade, net	121,920	98,742
Inventories, net	32,812	31,260
Unbilled customer tooling, net	15,066	21,575
Prepaid expenses	5,967	3,075
Income taxes refundable, net	1,120	—
Deferred income taxes	1,563	1,881
Other current assets	3,280	2,994

Total Current Assets	193,283	166,114

Property, plant and equipment	167,798	161,251
Accumulated depreciation	(60,313)	(51,603)

Property, Plant and Equipment, net	107,485	109,648
Other Assets:
Goodwill	75,140	75,753
Other intangible assets, net	29,472	30,678
Other assets, net	4,422	4,955

Total Other Assets	109,034	111,386

Total Assets	$409,802	$387,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$112,546	$95,560
Accrued liabilities	35,324	35,297
Current maturities of long-term debt	22,369	21,926
Income taxes payable, net	—	4,255

Total Current Liabilities	170,239	157,038
Long-Term Liabilities:
Long-term debt, excluding current maturities	85,189	88,480
Convertible subordinated notes	36,216	33,273
Deferred income taxes	15,176	15,783
Other liabilities	7,481	668

Total Long-Term Liabilities	144,062	138,204
Minority Interest	5,104	4,640

Stockholders’ Equity
Common stock	9	9
Additional paid-in capital	57,760	55,737
Retained earnings	28,406	29,006
Accumulated other comprehensive income	4,222	2,514

Total Stockholders’ Equity	90,397	87,266

Total Liabilities and Stockholders’ Equity	$409,802	$387,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$182,657	$109,556	$342,728	$209,991
Cost of sales	168,650	97,593	315,129	188,081

Gross margin	14,007	11,963	27,599	21,910
Selling, general and administrative expenses	7,743	4,452	15,256	9,254

Operating profit	6,264	7,511	12,343	12,656
Interest income	72	364	159	649
Interest expense	(3,200)	(725)	(6,147)	(1,457)
Net loss on derivative instruments	(1,751)	—	(1,751)	—
Loss on extinguishment of debt	—	—	(3,285)	—
Other, net	1,488	(133)	936	(309)

Earnings before income taxes and minority interest	2,873	7,017	2,255	11,539
Income tax expense	736	2,315	129	3,812

Earnings before minority interest	2,137	4,702	2,126	7,727
Minority interest	(289)	(294)	(464)	(179)

Net earnings	$1,848	$4,408	$1,662	$7,548

Basic earnings per share	$0.13	$0.31	$0.12	$0.54

Diluted earnings per share	$0.13	$0.31	$0.12	$0.54

Dividends declared and paid per share	$0.08	$0.08	$0.16	$0.15

Basic weighted average common shares outstanding	14,138,242	14,075,270	14,132,597	14,053,314
Diluted weighted average common shares outstanding	14,157,972	15,984,529	14,156,886	14,094,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net earnings	$1,848	$4,408	$1,662	$7,548
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,631	577	1,649	435
Unrealized gain on derivative instrument	59	—	59	—

Other comprehensive income	1,690	577	1,708	435

Comprehensive income	$3,538	$4,985	$3,370	$7,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
Cash flows from operating activities	2007	2006
Net earnings	$1,662	$7,548
Adjustments to reconcile net earnings to net cash provided by operations:
Minority Interest	464	179
Loss on extinguishment of debt	3,285	—
Net loss on derivative instruments	1,751	—
Amortization of financing fees included in interest expense	258	700
Depreciation and amortization	9,768	5,002
Deferred income taxes	(156)	(122)
(Gain) loss on sale of property, plant and equipment	(2)	50
Equity loss from SET	291	—
Share-based compensation expense	392	274
Changes in operating assets and liabilities:
Accounts receivable	(21,234)	5,680
Inventories	(1,353)	(6,856)
Prepaid and other assets	5,128	(55)
Accounts payable	20,985	(1,491)
Accrued liabilities	951	(159)
Income taxes payable or refundable	691	2,294
Excess tax benefit from share-based compensation arrangements	(164)	(193)

Net cash provided by operating activities	22,717	12,851
Cash flows from investing activities
Purchases of property, plant and equipment	(13,890)	(7,522)
Proceeds from sale of property, plant and equipment	220	133
Proceeds from notes receivable	—	268
Additional direct costs paid for Pullman acquisition	(37)	—
Investment in WISCO JV	(187)	—

Net cash used in investing activities	(13,894)	(7,121)
Cash flows from financing activities
Net borrowings on U.S. Revolver	5,390	—
Payments on U.S. Term Loan	(6,500)	—
Dividends paid on common stock	(2,262)	(2,069)
Proceeds from issuance of common stock	1,163	239
Financing fees	(90)	—
Borrowings on Mexico debt	—	427
Payments on Mexico debt	(1,731)	—
Payments on other long-term debt	(17)	(5)
Excess tax benefit from share-based compensation arrangements	164	193

Net cash used in financing activities	(3,883)	(1,215)
Effect of exchange rate changes on cash and cash equivalents	28	426

Net increase in cash and cash equivalents	4,968	4,941
Cash and cash equivalents at beginning of period	6,587	21,978

Cash and cash equivalents at end of period	$11,555	$26,919

Supplemental Cash Flow Disclosure
Cash paid for:
Interest	$4,371	$800
Taxes	2,096	1,177

Purchases of property, plant and equipment (“PP&E”) and increases in accounts payable have been adjusted each year to reflect amounts included in PP&E at each period end for which an amount due is included in accounts payable. These amounts at June 30, 2007 and 2006 were $6.28 million and $0.04 million, respectively. This adjustment allows the presentation of actual cash paid for PP&E for each period presented.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2007

Note A—Basis of Presentation

Principles of Consolidation

The accompanying unaudited, condensed and consolidated financial statements of Noble International, Ltd. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements for interim reporting do not include all of the information and notes or disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The consolidated balance sheet for the year ended December 31, 2006 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A, for the period ended December 31, 2006 as filed with the Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the Company and the accounts of the Company’s domestic and non-U.S. subsidiaries in which it holds a controlling financial or management interest. The Company’s operating subsidiaries are organized into a single reporting segment operating in the automotive supply business.

The Company applies the equity method of accounting for investments in voting stock which give it the ability to exercise significant influence over operating and financial policies of the investee. Significant influence is generally defined as 20% to 50% ownership in the voting stock of an investee. However, each investment in voting stock is analyzed to determine if other factors are present, such as representation on the investee’s board of directors, participation in policy making processes, material intercompany transactions, interchange of managerial personnel, or technological dependency, which may indicate the Company’s ability to exercise significant influence absent a voting stock ownership greater than 20%.

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

Revenue Recognition

Consistent with SEC Staff Accounting Bulletin No. 104, revenue is realized or realizable and earned when there is persuasive evidence that an arrangement exists, the delivery has occurred or services have been rendered, the Company’s price to the customer is fixed or determinable, and the Company’s ability to collect is reasonably assured. The Company recognizes revenue when products are shipped to customers and title transfers under standard commercial terms or when realizable in accordance with the Company’s commercial agreements. Revenue is recorded net of customer returns, which are primarily for damaged items. Historically, the Company’s customer returns have not been material.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2007

Accounts Receivable

Trade accounts receivable are stated net of allowances for uncollectible accounts. When determining the allowances for uncollectible accounts the Company evaluates the overall composition of the accounts receivable aging, the prior history of accounts receivable write-offs, the credit risk of customers and known collectibility issues. Based upon its analysis, the Company recorded an allowance for doubtful accounts of $0.7 million as of June 30, 2007 and December 31, 2006.

New Accounting Pronouncements

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The Company recognized no adjustment to the opening balance of retained earnings as a cumulative effect of a change in accounting principle as a result of the adoption of FIN 48. See “Note I – Income Taxes” for additional information.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. The Company is currently evaluating the requirements of SFAS 159. However, it does not believe that it will have a material effect on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of this statement. However, it does not believe it will have a material effect on its consolidated financial position or results of operations.

In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This provision of SFAS 158 was effective for fiscal years ending after December 15, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, effective for fiscal years ending after December 15, 2008. The provisions of SFAS 158 were applied in the Company’s accounting for its Mexican employee benefit plans. See “Note L – Mexican Employee Benefit Plans” for additional information.

Note B—Earnings Per Share

Basic earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2007

issuance of common stock that then shared in the net earnings of the entity. The following table reconciles the numerator and denominator to calculate basic and diluted earnings per share for the three- and six-month periods ended June 30, 2007 and 2006 (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2007			2006
	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amounts	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amounts
Basic earnings per share	$1,848	14,138,242	$0.13	$4,408	14,075,270	$0.31
Effect of dilutive securities:
Convertible notes	—	—	—	531	1,875,000	—
Stock options	—	19,339	—	—	34,259	—
Unvested stock awards	—	391	—	—	—	—

Diluted earnings per share	$1,848	14,157,972	$0.13	$4,939	15,984,529	$0.31

	Six Months Ended June 30,
	2007			2006
	Net Earnings (Numerator)	Shares (Denominator)	Per share Amounts	Net Earnings (Numerator)	Shares (Denominator)	Per share Amounts
Basic earnings per share	$1,662	14,132,597	$0.12	$7,548	14,053,314	$0.54
Effect of dilutive securities:
Stock options	—	24,093	—	—	41,265	—
Unvested stock awards	—	196	—	—	—	—

Diluted earnings per share	$1,662	14,156,886	$0.12	$7,548	14,094,579	$0.54

The inclusion of the impact of the Company’s $32.5 million Amended and Restated Convertible Subordinated Notes would have been anti-dilutive at June 30, 2007 and 2006 and, therefore, is not included in the calculations above. The number of anti-dilutive shares related to the Amended and Restated Convertible Subordinated Notes excluded for the three- and six-month periods ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Anti-dilutive securities	1,666,667	—	1,671,146	1,875,000

For additional information on these anti-dilutive securities, see “Note F – Amended and Restated Convertible Subordinated Notes.”

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2007

Note C—Acquisitions

Pullman Industries, Inc.

In October 2006, the Company completed the acquisition of all outstanding common stock of Pullman Industries, Inc. (“Pullman”) for approximately $122.1 million, including cash of $90.7 million, the assumption of long-term debt of $22.0 million, contingent consideration of approximately $14.0 million offset by cash acquired of $4.6 million. The contingent consideration is payable upon the Company’s receipt of amounts owed by certain customers, subject to any rights of offset available to us. There are $14.0 million included in accrued liabilities at June 30, 2007 for this contingent consideration.

Pullman operated four facilities in the United States and two facilities in Mexico. Pullman’s product line consisted primarily of structural, impact and trim roll-formed components for automotive applications. Pullman’s expertise as an “enabling technology” is expected to allow the Company to create more advanced tubular, shaped and enclosed formed structures to meet the future demands of the automotive industry. Combining roll forming and laser welding allows the Company to create more complex, finished impact and structural products, improving safety in more parts of the vehicle. This combination is particularly important as the need to produce safer and lighter vehicles gains more momentum in the automotive industry. Both laser welding and roll forming offer similar advantages over costly, traditional stamping methods, including more efficient processing, better material utilization and lower total cost. The combination significantly reinforces the Company’s 21st Century Auto Body Solutions® strategy.

The Company and Pullman share a common focus on research and development in an effort to capture more of the value chain for vehicle structures. Both laser-welded and roll-formed structures offer superior product performance, higher profitability and lower costs versus older, competing technologies, with even greater advantages if the advanced processes are combined. By combining the research and development efforts of the Company and Pullman, the Company can more rapidly commercialize tubular structural applications for components such as pillars, cross members, side sills and roof rails to improve rollover and side-impact protection. The Company believes increased adoption of these applications will lead to an acceleration of the use and benefits of the tubular space frame architecture.

None of the goodwill recognized in the Pullman acquisition is deductible for tax purposes.

Results of operations for Pullman are included in the Company’s financial statements beginning October 2006. The unaudited pro forma combined historical results for the three- and six-month periods ended June 30, 2006, as if the Company had acquired Pullman at the beginning of 2006, are estimated to be (in thousands, except per share amounts):

Pro Forma Information	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net sales	$165,703	$318,410
Net earnings	6,713	10,238
Basic earnings per share	0.48	0.73
Diluted earnings per share	0.48	0.73

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

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2007

The Company has completed a preliminary allocation of the purchase price for its Pullman acquisition pursuant to purchase accounting requirements. During the first half of 2007, the Company refined its preliminary allocation and recorded additional direct costs of the acquisition of $0.04 million and adjusted the basis of certain assets acquired and liabilities assumed. The Company expects to finalize its purchase price allocation in the second half of 2007.

Tailored Laser-Welded Blank Business of Arcelor S.A.

In March 2007, the Company entered into a definitive Share Purchase Agreement with Arcelor S.A., a Luxembourg corporation (“Arcelor”), pursuant to which it will acquire substantially all of the tailor laser-welded blank business conducted by Arcelor and its affiliates in Europe, India, China and the U.S. (the “Arcelor Business”) in exchange for (i) 9.375 million newly-issued shares of the Company’s common stock, (ii) cash payments of $116.3 million less capitalized lease obligations, accrued taxes and adjustments for working capital at closing and (iii) $15.0 million to be paid in the form of a 6% subordinated note maturing in 2012.

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

In connection with the Share Purchase Agreement, Arcelor, the Company and in certain instances, Mr. Skandalaris, the Company’s chairman of the board of directors, have entered into, or will enter into, a number of additional agreements that will address corporate governance matters and the rights of Arcelor and Mr. Skandalaris as stockholders. These are as follows:

Voting and Support Agreement

As a condition to Arcelor’s execution of the Share Purchase Agreement, Mr. Skandalaris entered into a voting and support agreement with Arcelor. Under the voting and support agreement, Mr. Skandalaris has agreed to vote all of the shares of the Company’s common stock that he beneficially owns in favor of the transaction and against any action, agreement or transaction submitted for approval of the Company’s stockholders that would be: (i) a breach of any obligation or agreement of the Company in the Share Purchase Agreement; (ii) a breach of any obligation or agreement of Mr. Skandalaris contained in the voting and support agreement; or (iii) reasonably expected to materially impede, interfere or be inconsistent with, delay, postpone, discourage or materially and adversely affect the Arcelor transaction or the Share Purchase Agreement. Further, Mr. Skandalaris has granted to Arcelor a proxy to vote his shares of the Company consistent with these conditions. While the voting and support agreement is in effect, Mr. Skandalaris has agreed not to sell, transfer, pledge, encumber, assign, distribute, gift or otherwise dispose of any of his shares of the Company’s stock. The voting and support agreement is intended to bind Mr. Skandalaris solely in his capacity as a stockholder and will not prevent Mr. Skandalaris from discharging his fiduciary duties as an officer and a director of the Company.

Standstill and Stockholder Agreement

Under the standstill and stockholder agreement, at the closing of the Arcelor transaction, Mr. Skandalaris and Arcelor will agree for two years from the closing of the Arcelor transaction not to, among other things: (i) acquire any additional shares of the Company; (ii) solicit proxies or become a participant in an election contest without the other party’s permission; and (iii) enter into an arrangement with a third party with respect to voting,

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2007

acquiring, holding or disposing of any of the Company’s securities. In addition, the Company and Arcelor will agree for two years from the closing of the Arcelor transaction not to: (i) acquire any additional shares of the other party; (ii) solicit proxies or become a participant in an election contest involving the other party; (iii) enter into an arrangement with a third party with respect to voting, acquiring, holding or disposing of any of the securities of the other party; (iv) seek to place a representative on the other party’s board of directors or seek to call a meeting of stockholders of the other party; or (v) solicit or assist any person with respect to any business transaction involving the other party.

Under the agreement, if Arcelor should sell 1.0 million or more shares of its common stock in the Company to a third party, then Mr. Skandalaris will have the right to sell his common stock in the Company (at the same price and on the same terms). Similarly, Mr. Skandalaris will have certain put rights to Arcelor following his death, disability or removal from the Company’s board of directors or as the chairman thereof, but, if such rights are not exercised following the expiration of the put term, Arcelor has certain call rights to purchase all of Mr. Skandalaris’ stock. In addition, if Mr. Skandalaris disagrees with Arcelor regarding a strategic matter for the Company, then Mr. Skandalaris would have the option to offer all of his shares to Arcelor at a pre-determined price. If Arcelor declines to purchase Mr. Skandalaris’ shares, then the standstill provisions preventing Mr. Skandalaris from selling his shares would terminate, but the other provisions of the standstill and stockholder agreement would remain in place. Lastly, should Mr. Skandalaris voluntarily resign from the Company’s board of directors or refuse to serve as a director, the restrictions on Mr. Skandalaris to sell his shares during the first two years from the Arcelor closing would no longer apply, except that Arcelor will have a right of first refusal on any shares that Mr. Skandalaris determines to sell.

Registration Rights Agreement

Under the registration rights agreement, at the closing of the Arcelor transaction, the Company will grant to Arcelor and Mr. Skandalaris registration rights with respect to the common shares Arcelor receives in the transaction and that Mr. Skandalaris has previously owned. These registration rights grant up to four demand registrations.

Representation on the Company’s Board of Directors

Following the closing of the Arcelor transaction, the Company’s board of directors will be expanded from seven to nine members. Arcelor and Mr. Skandalaris will have the right to nominate four directors and one director, respectively. In addition, each of Arcelor and Mr. Skandalaris shall have certain nomination rights to the audit, compensation and governance committees of the Company’s board of directors. However, the agreement requires that the Company’s board of directors maintain its independence under applicable law. These nomination rights expire if either party falls below certain pre-determined ownership thresholds. Following the closing of the Arcelor transaction, and for so long as Arcelor retains any nomination rights, Mr. Skandalaris has agreed to vote his common stock of the Company in favor of Arcelor’s nominees, and for so long as Mr. Skandalaris retains any nomination rights, Arcelor has agreed to vote its common stock of the Company in favor of Mr. Skandalaris’ nominee.

Strategic Matters

Following the closing of the Arcelor transaction, and until the earlier of a change of control or the fifth anniversary thereof, the Company has agreed not to take any action on certain strategic matters without the prior approval of both Mr. Skandalaris and Arcelor.

Non-competition

Following the closing of the Arcelor transaction, and until the fifth anniversary thereof, Mr. Skandalaris has agreed not to invest in, be employed by, or otherwise engage in a laser-welded blanks business other than the Company.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2007

Note D—Goodwill and Other Intangible Assets, Net

Goodwill

Goodwill consists of the following (in thousands):

Balance at December 31, 2006	$75,753
Pullman acquisition adjustments	(608)
Foreign currency impact	(5)

Balance at June 30, 2007	$75,140

In the fourth quarter of 2006, the Company completed a preliminary allocation of the purchase price for its Pullman acquisition pursuant to purchase accounting requirements. During the first six months of 2007, the Company refined its allocation and recorded additional direct costs of the acquisition of $0.04 million and adjusted the basis of certain assets acquired and liabilities assumed, which resulted in adjustments to the balance of goodwill. The Company expects to finalize its purchase price allocation in the second half of 2007.

Goodwill related to the purchase of Oxford Automotive Inc.’s steel processing facility in Silao, Mexico and the purchase of Pullman’s Mexico operations is recorded in Mexican Pesos and is subject to foreign currency translation adjustments.

Intangible Assets

Total amortization expense for all intangible assets for the three- and six-month periods ended June 30, 2007 was $0.6 million and $1.1 million, respectively. Total amortization expense for all intangible assets for the three- and six-month periods ended June 30, 2006 was $0.06 million and $0.1 million, respectively. Components of other intangible assets, net, are as follows (in thousands):

	June 30, 2007			December 31, 2006
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer contracts	$20,767	$(1,669)	$19,098	$20,774	$(915)	$19,859
Technology	10,870	(522)	10,348	10,870	(154)	10,716
Foreign currency impact	20	6	26	21	—	21
Legal costs related to patent filing	—	—	—	82	—	82

Other intangible assets, net	$31,657	$(2,185)	$29,472	$31,747	$(1,069)	$30,678

In conjunction with the acquisition of Pullman in October 2006, intangible assets for technology of approximately $7.0 million and customer contacts of approximately $22.0 million were recorded. The Company determined the fair value of these intangible assets at the time of the acquisition with the assistance of an independent third-party valuation firm. As part of the valuation, an estimated useful life of 15 years for each class of intangible asset was determined. The estimated useful life of the technology was based upon the historical and anticipated utility of the technology, including current and pending patents, where applicable. The

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2007

estimated useful life of the customer contracts was based upon the average life of an automotive platform, along with the estimated likelihood of renewal of existing platforms.

Amortization expense for the remaining six months of 2007 is estimated to be $1.1 million. Amortization expense by year is estimated to be as follows (in thousands):

Year Ending December 31,
2008	$2,214
2009	2,214
2010	2,214
2011	2,214
2012	2,214

Note E—Inventories, net

Inventories, net consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$14,818	$14,161
Work in process	8,975	8,885
Finished goods	9,588	8,630
Reserve for obsolete inventory	(569)	(416)

Inventories, net	$32,812	$31,260

Note F—Long-Term Debt

Amended and Restated Convertible Subordinated Notes

On January 10, 2007, the Company and the holders of its $32.5 million Amended and Restated Convertible Subordinated Notes (“Notes”) amended the Notes to fix the conversion price of the Notes at $19.50 per share over the term of the Notes and to remove the conversion price reset provision that would have been effective July 1, 2007. The annual interest rate was increased from 6% to 8%. In addition, prior to the amendment in January 2007, the Notes gave the Company the right to call the Notes after three years if the Company’s common stock was trading at an amount at least 140% of the conversion price for a specified period of time. Pursuant to the January 2007 amendment, this call premium was reduced from 140% to 120%.

As a result of the above amendments, the Company determined that a debt extinguishment had occurred in accordance with the guidance in FASB’s Emerging Issues Task Force (“EITF”) Abstract, Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” In January 2007, the Company recognized a loss on debt extinguishment of approximately $3.3 million ($1.9 million net of tax) and recorded the modified debt at the fair value of approximately $36.2 million. In addition, as a result of removing the conversion price reset provision, the Company was no longer required to bifurcate the conversion option as a derivative liability.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2007

U.S. Credit Facility

The Company maintains a $40.0 million revolving credit facility and a $70.0 million term loan through a syndicate of commercial banks (collectively the “Credit Facility”). The Credit Facility matures in October 2011 and is secured by the assets of the Company and its subsidiaries, excluding Mexico. Quarterly payments of $3.25 million on the term loan commenced in the first quarter of 2007 and will continue until maturity. The Credit Facility accrues interest at either a margin to the prime rate or LIBOR, at the Company’s option. During the second quarter of 2007, the average interest rates on the revolving credit facility and the term loan were 8.22% and 7.84%, respectively.

On May 8, 2007, the Company entered into an agreement with the syndicate of commercial banks which amended certain covenants under the Credit Facility for the fiscal quarter ended March 31, 2007, and amended and restated certain quarterly ratios for future periods. The amendment also increased interest rate spreads on both Eurocurrency and Prime-based borrowings by 0.25% to 0.60% until at least December 31, 2007. Absent this amendment, the Company would have been in violation of certain covenants under the Credit Facility as of March 31, 2007. As of June 30, 2007, the Company is in compliance with all of its covenants under the Credit Facility.

The Credit Facility requires that the Company maintain compliance with certain covenants governing the Company’s financial and operating performance, including, but not limited to, a minimum fixed charge coverage ratio, a maximum total debt to EBITDA ratio and a maximum senior debt to EBITDA ratio. In management’s estimation, the Company will not be in compliance with the requirements of these three covenants for the trailing twelve-month period ending September 30, 2007. If the Company is not able to demonstrate compliance with the requirements of these covenants as of September 30, 2007 by either: (i) agreeing with the lenders under the Credit Facility to amend the covenants; (ii) obtaining from such lenders covenant violation waivers; or (iii) repaying the Credit Facility, then the Company will be in default under the Credit Facility. A default would result in, among other things: (A) a requirement by the Company to reclassify an estimated $60.25 million of borrowings under the term loan and any outstanding borrowings on the revolving credit facility from long-term to short-term in its September 30, 2007 Quarterly Report on Form 10-Q; (B) the option of the lenders to declare all outstanding liabilities under the Credit Facility immediately due and payable; (C) the option of the lenders to realize upon the lenders’ security interest in the Company; (D) the option of the lenders to deny the Company the right to further borrowing under the revolving credit facility; and (E) the option of the lenders to demand immediate delivery of cash collateral in an amount equal to the outstanding letters of credit under the Credit Facility. In addition, the default under the Credit Facility, among other things: (I) could be considered a “Noble Material Adverse Effect” under the Arcelor share purchase agreement if the Arcelor transaction has not closed, and could result in Arcelor’s option not to close the Arcelor transaction; and (II) if resulting in acceleration of the outstanding liabilities thereunder, would result in a default under the Notes and the holder of the Notes may require the Company to redeem all or any portion of the Notes.

The Company is in discussions with the lenders under the Credit Facility regarding an amendment to the Credit Facility to avoid the expected covenant defaults. The Company is also investigating possible refinancing alternatives. The Company can give no assurance that it will be able to amend or obtain a waiver of the covenants. If the Company is unable to amend the covenants by the dates stated above, the lenders under the Credit Facility could exercise their remedies against the Company.

Mexico Revolving Credit Facility

At June 30, 2007, to finance its Mexican operations (excluding the facility in Silao, Mexico), the Company maintained a $4.5 million revolving credit facility (“Mexico Revolver”) and a $7.9 million term loan (“Mexico

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2007

Term Loan”) with a commercial bank. These credit facilities were assumed by the Company in connection with the Pullman acquisition. During the second quarter of 2007, the Mexico Revolver was renewed and the maturity extended until October 2007; however, the Company has the intent and ability to further renew and extend the maturity and therefore, has recorded the liability as long-term debt in its condensed consolidated balance sheets. The average interest rates on the Mexico Revolver and Mexico Term Loan during the second quarter of 2007 were 8.25% and 8.86%, respectively.

Note G—Derivatives and Hedging Activities

To manage interest rate risk, the Company has entered into an interest rate swap contract to adjust the proportion of total debt that is subject to variable interest rates. The contract fixes the borrowing rate on floating rate debt to provide an economic hedge against the risk of rising rates. The Company does not enter into derivative transactions for speculative or trading purposes.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), requires that all derivative instruments be reported on the balance sheet at fair value with changes in fair value reported currently through earnings unless the transactions qualify and are designated as normal purchases or sales or meet special hedge accounting criteria.

Gains or losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (“OCI”), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in OCI will fluctuate based on changes in fair value of open hedge derivative contracts at each reporting period. Cash flow hedges are discontinued when it is probable that the original forecasted transactions will not occur.

The Company entered into three derivative contracts during the second quarter of 2007. Two of the derivative contracts are contingent upon the acquisition of the Arcelor Business.

Interest Rate Swap

On April 6, 2007, the Company entered into a three-year interest rate swap transaction with the Bank of Montreal. The swap effectively fixes the LIBOR component at 5.14% on a notional amount of $31.75 million at inception. The notional amount decreases over time so that it is always equal to 50% of the outstanding U.S. term loan principal balance. The Company has designated this derivative as a cash flow hedge which qualifies for hedge accounting under SFAS 133. Therefore, changes in fair value will be reported as a component of OCI, to the extent that the hedge is effective, until the underlying transaction is recognized in earnings.

As of June 30, 2007, the Company recorded a gain on this derivative instrument of approximately $0.1 million, pre-tax and after-tax, in Accumulated Other Comprehensive Income. The amount of hedge ineffectiveness recorded in the Company’s Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2007 was not significant. The amounts recorded in Accumulated Other Comprehensive Income will be reclassified to interest expense as the Company accrues interest expense on the related debt obligation. As of June 30, 2007, a gain of approximately $0.05 million is expected to be included in interest expense within the next 12 months.

Contingent Hedge of Euro-Denominated Financing

In conjunction with the acquisition of the Arcelor Business, the Company anticipates obtaining Euro-denominated financing. Given the financing will be denominated in Euros and the purchase price is denominated in U.S. Dollars, the Company is exposed to foreign exchange risk until the closing of the

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2007

acquisition. As a result, on April 5, 2007, the Company entered into a forward foreign exchange transaction with Credit Suisse with settlement contingent upon the closing of the Arcelor Business transaction. The forward contract effectively fixes the exchange rate at 1.332 U.S. Dollars per 1.00 Euro on a notional amount of €78.0 million. The contract expires on August 15, 2007; however, the maturity date can be extended through February 15, 2008. This derivative provides an economic hedge, although it does not qualify for hedge accounting treatment under SFAS 133. As of June 30, 2007, the fair value of this derivative instrument was a $1.6 million liability, and the Company recorded a corresponding loss on derivative instruments.

Contingent Interest Rate Swap

In conjunction with the acquisition of the Arcelor Business, the Company anticipates obtaining Euro-denominated, variable rate financing. On June 5, 2007, the Company entered into a five-year interest rate swap transaction with BNP Paribas with settlement contingent upon the closing of the Arcelor Business transaction. The swap will effectively fix the variable rate component at 4.73% on a notional amount of €39.0 million at inception. The notional amount decreases over time so that it is always equal to 50% of the outstanding principal balance. This derivative provides an economic hedge of interest rates, although it does not currently qualify for hedge accounting treatment under SFAS 133. As of June 30, 2007, the fair value of this derivative instrument was a $0.1 million liability, and the Company recorded a corresponding loss on derivative instruments.

The fair value of all derivative financial instruments recorded in the consolidated balance sheet as assets and liabilities as of June 30, 2007 was as follows (in thousands):

Current assets	$54
Non-current assets	38

Total Assets	$92

Current liabilities	$1,752

Note H—Investments in Affiliates and Related-Party Transactions

WISCO Noble (Wuhan) Laser Welding Technology Co., Ltd.

WISCO Noble (Wuhan) Laser Welding Technology Co., Ltd. (the “Joint Venture”) was formed as a 50/50 joint venture between Noble Metal Processing Asia Limited and WISCO Jiangbei Steel Processing and Logistics Co., Ltd. During the second quarter of 2007, the Company made a $0.2 million investment in the Joint Venture. The Company expects to apply the equity method of accounting for this investment. The Joint Venture has not commenced operations, and no other transactions have occurred.

S.E.T. Enterprises, Inc. (“SET”)

SET is a privately-owned, qualified minority business enterprise which provides metal processing services to original equipment manufacturers and Tier I suppliers. During the fourth quarter of 2005, the Company recognized a $7.9 million impairment charge related to a $0.3 million investment in common stock and a $7.6 million investment in the preferred stock of SET. The impairment was based upon management’s estimate of

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2007

the fair value of these investments using a discounted cash flow model and other fair value tools in conjunction with SET’s current and projected financial performance at that time.

In October 2006, Sumitomo (a Japanese steel company) owned 45% of SET common stock and $13.6 million face value of SET preferred stock. In addition, Sumitomo held approximately $12.0 million of SET senior debt and $27.0 million of SET unsecured payables (a portion of which were interest bearing). Due to various reasons, Sumitomo made the decision to exit its relations with SET. The Company paid Sumitomo $2.0 million for $2.4 million face value of SET preferred stock. After this capital restructuring, SET had a significant amount of positive net worth and its 2007 projected income statement was significantly improved due to the elimination of a significant amount of interest expense and other charges from Sumitomo. The $2.0 million cash paid by the Company to Sumitomo served as inducement for Sumitomo to complete the transaction, which strengthened the value of the Company’s $7.6 million face value of preferred stock.

As of June 30, 2007 and December 31, 2006, the Company owned 4% of the outstanding common stock of SET and 100% of the non-convertible, non-voting, preferred stock of SET, with a face value of $10.0 million.

The Company accounts for its investment in SET common equity under the equity method of accounting and accounts for its investment in SET preferred stock under the cost method of accounting. The Company’s carrying values of its investments in SET are as follows (in thousands):

	June 30, 2007	December 31, 2006
Preferred stock	$1,659	$1,950
Common stock	—	—

In accordance with EITF No. 98-13 “Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee,” and given that the Company’s carrying value of its investment in SET common stock is zero, the Company reduces the carrying value of its investment in SET preferred stock for its share of equity method losses. During the first and second quarters of 2007, the Company reduced the carrying value of its investment in SET preferred stock by $0.2 million and $0.1 million, respectively, based upon a percentage of SET’s net loss in the same periods.

The Company also guarantees $3.0 million of SET’s senior debt. This guarantee will be reduced $0.5 million on a quarterly basis beginning in the first quarter of 2008. Pursuant to the guidance in FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and an independent third-party valuation of the guarantee, the Company does not carry a liability for this guarantee at June 30, 2007.

SET provides the Company with blanking services, and the Company leases certain equipment and manufacturing floor space to SET. The Company also provides SET with certain sales and marketing, operational, financial and administrative services under a Services Agreement with SET in exchange for a fee of $0.6 million per year. In addition, in exchange for the services, the Services Agreement provides for the Company to be paid 15% of SET’s income before taxes in excess of $1.0 million during any fiscal year. No amounts were recognized under this additional provision during the three- and six-month periods ended June 30, 2007 and 2006. The Services Agreement is cancellable at any time upon 60 days notice by SET after the Company’s investment in SET’s preferred stock has been repurchased by SET or transferred to a third-party. In addition, the Company provides certain information technology services to SET in exchange for an annual payment of $0.2 million. This agreement is cancellable at any time by SET.

The following table summarizes the transactions that occurred with SET (in thousands):

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2007

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Purchases – blanking services	$1,724	$1,569	$3,073	$2,948
Preferred stock dividends received	848	—	1,152	—
Management fee income	461	—	461	—
Lease income – equipment and building	301	321	598	618
Services income	60	60	120	120
Other expenses invoiced to SET	241	221	433	328

The following table summarizes the balances outstanding with SET (in thousands):

	June 30, 2007	December 31, 2006
Accounts receivable	$338	$9
Accounts payable	1,639	383

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2007

Note I—Income Taxes

The Company adopted FIN 48 as of January 1, 2007, and recognized no adjustment to the opening balance of retained earnings as a cumulative effect of change in accounting principle. FIN 48 requires that liabilities for uncertain tax positions be recorded as a separate liability, classified as either current or long-term depending upon whether the enterprise anticipates payment within one year. Accordingly, the Company reclassified its unrecognized tax benefits from current income tax liabilities to long-term tax liabilities included in “Other liabilities” on its balance sheet since the Company does not anticipate any payments within one year.

The Company’s gross unrecognized tax benefits as of January 1, 2007 included $0.4 million which represented tax positions that, if recognized, would impact its effective tax rate.

The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal and state tax returns, the statute of limitations remains open for 2002 and following years. The major foreign jurisdictions in which the Company operates include Canada and Mexico. The statute of limitations remains open in these jurisdictions from 2000 onwards. Additionally, Mexico may have an additional five years open for entities with reported losses. One of the Company’s subsidiaries that was acquired in a recent acquisition is currently under audit by the U.S. Internal Revenue Service. At this time, the Company is unable to estimate the range of any reasonably possible increase or decrease in uncertain tax positions from the eventual outcome of this audit. However, the Company does not anticipate that it will have a material effect on its consolidated financial position or results of operations.

The Company has accrued interest and penalties related to unrecognized tax benefits based upon the statutes as outlined in the applicable government regulations. The accrued interest and penalties were added to interest expense consistent with the Company’s policy.

Note J—Geographic Information

The Company classifies operations into one industry segment. The following tables identify the breakdown of the Company’s net sales by country (which are classified based upon country of production) and long-lived assets by country, which consist primarily of fixed assets and intangible assets including goodwill (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2007	2006	2007	2006
United States	$124,223	$70,213	$235,481	$137,367
Canada	36,520	35,022	64,809	66,756
Mexico	16,990	3,720	33,574	4,898
Australia	4,924	601	8,864	970

Total	$182,657	$109,556	$342,728	$209,991

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2007

Long-Lived Assets	June 30, 2007	December 31, 2006
United States	$174,482	$174,438
Canada	7,102	6,698
Mexico	29,471	33,795
Australia	1,042	1,066

Total	$212,097	$215,997

Note K—Share-Based Compensation

Total share-based compensation expense for the three-month periods ended June 30, 2007 and 2006 was $0.4 million ($0.2 million net of tax) and $0.07 million ($0.5 million net of tax), respectively. Total share-based compensation expense for the six-month periods ended June 30, 2007 and 2006 was $0.4 million ($0.2 million net of tax) and $0.3 million ($0.2 million net of tax), respectively. An income tax benefit of $0.2 million was recognized as a result of permanent differences related to stock option exercises during the six-month periods ended June 30, 2007 and 2006, respectively.

2006 Executive Stock Appreciation Rights Plan

The 2006 Executive Stock Appreciation Rights Plan (“2006 SAR Plan”) provides for the grant of cash awards based upon the increase in the value of the Company’s common stock from the date of grant through the date of exercise. There are 750,000 Stock Appreciation Rights (“SARs”) authorized under the 2006 SAR Plan and, at June 30, 2007, there were 400,000 SARs outstanding. The Company classifies the SARs as a liability award and measures the liability for the award each period until settlement. Compensation cost for each period is based upon the change in the fair value of the SARs for each reporting period and the percentage of the award that is vested. The weighted-average fair value of these SARs is estimated to be $6.37 per SAR at June 30, 2007 using the Hull-White Enhanced SFAS No. 123(R) Model using weighted-average assumptions as follows:

Risk-free rate	4.9%
Dividend yield	1.6%
Estimated volatility	36.2%
Expected term (years)	2.5
Exercise price	$17.16

The estimated volatility is based upon historical volatility. The expected term is based upon a four-year graded vesting period and the assumption that SARs will be exercised when the Company’s stock price is at a 20% premium to the exercise price. The fair value of the SARs is amortized to compensation expense on a straight-line basis over the four-year vesting period. The SARs expire ten years after the expiration of each graded vesting period. Compensation expense for the three-month periods ended June 30, 2007 and 2006 was $0.4 million and $0.05 million, respectively. Compensation expense for the six-month periods ended June 30, 2007 and 2006 was $0.3 million and $0.06 million, respectively. The liability for the SARs as of June 30, 2007 was $0.7 million. Additional compensation expense of approximately $1.9 million is expected to be recognized over the remaining vesting period of approximately three years, based upon the fair value at June 30, 2007.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2007

2001 Stock Incentive Plans

The 2001 Employee Stock Incentive Plan and the Non-Employee Director Stock Incentive Plan (together, the “2001 Stock Incentive Plans”) allow for the issuance of up to 900,000 shares of the Company’s common stock. As of June 30, 2007, 594,734 shares are eligible to be granted under the 2001 Stock Incentive Plans.

In June 2007, the Company instituted a stock matching program which provided executives with grants of restricted stock under the 2001 Employee Stock Incentive Plan. In connection with the restricted stock awards, each of the executives entered into a Restricted Stock Award Agreement with the Company. Each Restricted Stock Award Agreement, in addition to certain other provisions, provides that the executive receive one share of common stock (the “Matched Shares”) for every two shares of common stock that the executive purchases under the 2001 Employee Stock Incentive Plan (the “Purchased Shares”), subject to certain maximums. During the period ended June 30, 2007, there were 71,074 shares purchased at $19.98 per share, which was the seven day average of the closing price of the common stock of the Company, as listed on the NASDAQ National Market, preceding the date of grant. The grant date fair value of the Purchased Shares was $20.44 per share and the Company recognized approximately $0.03 million of compensation expense in June 2007 related to the Purchased Shares. During the period ended June 30, 2007, there were 35,536 Matched Shares awarded, which, among other things, are subject to a two-year vesting period that requires that the executive remain employed by the Company. The Matched Shares cliff vest at the end of the two-year period. In the event of a “change in control” of the Company (as defined in the 2001 Employee Stock Incentive Plan), any unvested shares will immediately vest. As of June 30, 2007, there was approximately $0.7 million of total unrecognized compensation expense related to non-vested Matched Shares granted under the 2001 Employee Stock Incentive Plan. That expense is expected to be recognized over a two-year period.

Compensation expense of $0.05 million was recognized during the six-month period ended June 30, 2007 related to the Non-Employee Director Stock Incentive Plan.

The Company issued 25,258 shares of common stock during the six-month period ended June 30, 2006 and recorded compensation expense of $0.3 million for the 2001 Stock Incentive Plans. The shares issued during the six-month period ended June 30, 2006 were granted fully vested, but held a one to three-year trading restriction. The Company incorporated this trading restriction in the estimate of the fair value of the stock issued. Based upon a restricted stock valuation study, the Company concluded that it was reasonable to discount the market value of these shares by 25% for a two-year trading restriction and 12.5% for a one-year trading restriction. The Company applied this percentage to the grant date fair value of an unrestricted share to arrive at the fair value of a restricted share. At the date of grant, the per share weighted average fair-value of shares issued in the six-month period ended June 30, 2006 was estimated to be $12.42, which incorporated any trading restrictions into the estimation of fair value.

1997 Stock Option Plan

The 1997 Stock Option Plan provides for the grant of non-qualified stock options to employees, officers, directors, consultants and independent contractors, as well as for the grant to employees of qualified stock options. The 1997 Stock Option Plan has a ten-year term and 700,000 shares of the Company’s common stock have been reserved for issuance. There are 33,927 options eligible for grant under the 1997 Stock Option Plan as of June 30, 2007 due to forfeitures in 2006. A summary of the status of the 1997 Stock Option Plan, and the changes during the six-month period ended June 30, 2007, are as follows:

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2007

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding 12/31/06 (119,426 exercisable)	119,426	$9.04	$1,293
Exercised	(44,000)	8.15	466
Forfeited	(33,927)	14.73	N/A

Outstanding 6/30/07 (41,499 exercisable)	41,499	5.33	627

The Company received $0.03 million and $0.4 million from the issuance of new shares for stock options exercised during the three- and six-month periods ended June 30, 2007, respectively. Stock options outstanding and exercisable at June 30, 2007 have a weighted-average contractual life of 0.91 years. The following is a summary of the exercise prices for stock options that are outstanding and exercisable at June 30, 2007:

Exercise Prices	Outstanding and Exercisable Stock Options	Weighted Average Exercise Price
$ 5.25	4,500	$5.25
$ 5.33	36,999	5.33

Total	41,499	$5.32

As of December 31, 2006, all stock options granted were fully vested under the 1997 Stock Option Plan; therefore, no compensation expense has been recorded in 2007.

Note L—Mexican Employee Benefit Plans

The Company provides noncontributory defined benefit lump sum payments, in accordance with local statutory requirements, to certain employees when they cease employment at the Company’s Mexican facilities (“Mexican Benefit Plans”). The benefits are related to service, final salary, and reason for leaving the Company. The Mexican Benefit Plans are unfunded. The Company’s Mexican facilities consist of two facilities that were acquired in the Pullman acquisition in October 2006 and the Silao, Mexico facility that was acquired from Oxford Automotive, Inc. in January 2005.

As part of the purchase price allocation for the Pullman acquisition, the Company obtained actuarial valuations of the Mexican Benefit Plans, including the operations at the Silao facility whose benefit plans were previously individually insignificant to the Company. Based on these actuarial valuations, the Company recorded a liability of approximately $0.7 million during the second quarter of 2007. Below is a summary of the Mexican Benefit Plans’ obligations (in thousands):

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2007

Projected benefit obligation as of December 31, 2006	$659
Assets	—

Net amounts recognized	659
Expense, January 1 through June 30, 2007	64

Estimated benefit obligation as of June 30, 2007	$723

The principal assumptions used to determine the Mexican Benefit Plans’ actuarial value of the projected benefit obligation and expense for 2007 were as follows:

Inflation rate	3.5%
Discount rate (net of inflation)	4.8%
Rate of increase in compensation levels (net of inflation):
Hourly	0.5%
Salary	1.0%
Dismissal rate (as a percent of terminations)	20.0%

Note M—Commitments and Contingencies

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

As of June 30, 2007, the Company guaranteed $3.0 million of SET’s senior debt. This guarantee is reduced $0.5 million on a quarterly basis beginning in the first quarter of 2008. Pursuant to the guidance in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and an independent third-party valuation of the guarantee, the Company does not carry a liability for this guarantee at June 30, 2007.

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

Net Sales. Net sales for the three months ended June 30, 2007 were $182.7 million, an increase of $73.1 million, or 66.7%, compared to the same period in 2006. Net sales for the six months ended June 30, 2007 were $342.7 million, an increase of $132.7 million or 63.2% compared to the same period in 2006. The increase in sales for the three- and six-month periods ended June 30, 2007 was attributable primarily to the roll-forming programs from our acquisition of Pullman Industries, Inc. (“Pullman”) in the fourth quarter of 2006. Roll-forming sales contributed $62.0 million and $119.8 million to net sales for the three- and six-month periods ended June 30, 2007, respectively. The additional increase in sales was due to new laser-welding programs launched during the first six months of 2007 of $25.0 million offset by volume decreases in light vehicle production.

Cost of Sales. Cost of sales for the three-month period ended June 30, 2007 was $168.7 million, an increase of $71.1 million, or 72.8%, compared to the same period in 2006. Cost of sales for the six-month period ended June 30, 2007 was $315.1 million, an increase of $127.0 million, or 67.5%, compared to the same period in 2006. Cost of sales as a percentage of net sales increased to 92.3% for the three-month period ended June 30, 2007 from 89.1% in the same period in 2006. Cost of sales as a percentage of sales increased to 91.9% for the six-month period ended June 30, 2007 from 89.6% for the same period in 2006. The increase in total costs of sales is consistent with our increased sales for the three- and six-month periods ended June 30, 2007 compared to the same periods in 2006. The increase as a percent of sales was mainly due to direct launch costs of $2.5 million (1.5%) and $5.5 million (1.7%) on certain new roll forming programs for the three- and six-month periods ending June 30, 2007, respectively.

Gross Margin. Gross margin for the three-month period ended June 30, 2007 was $14.0 million, an increase of $2.0 million, or 17.1%, compared to the same period in 2006. Gross margin for the six-month period ended June 30, 2007 was $27.6 million, an increase of $5.7 million, or 26.0%, compared to the same period in 2006. Gross margin as a percentage of net sales decreased to 7.7% for the three-month period ended June 30, 2007 from 10.9% in the same period in 2006. Gross margin as a percentage of net sales decreased to 8.1% for the six-month period ended June 30, 2007 from 10.4% in the same period in 2006. The decline in gross margin as a percentage of net sales was due in part to launch costs on certain new roll-forming programs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the three-month period ended June 30, 2007 was $7.7 million, an increase of $3.3 million, or 73.9%, compared to the same period in 2006. SG&A for the six-month period ended June 30, 2007 was $15.3 million, an increase of $6.0 million, or 64.9%, compared to the same period in 2006. For the three- and six-month periods ended June 30, 2007, SG&A as a percentage of net sales (4.2% and 4.5%, respectively) increased compared to the three- and six-month periods ended June 30, 2006 (4.1% and 4.4%, respectively). The increase in SG&A was mainly due to the inclusion of Pullman in our results of operations for the three- and six-month periods ended

June 30, 2007 of $2.6 million and $5.8 million, respectively. The remaining increase was driven by additional staffing to support growth.

Operating Profit. Operating profit for the three-month period ended June 30, 2007 was $6.3 million, a decrease of $1.2 million, or 16.6%, compared to the same period in 2006. Operating profit for the six-month period ended June 30, 2007 was $12.3 million, a decrease of $0.3 million, or 2.5%, compared to the same period in 2006. Operating profit as a percentage of net sales for the three months ended June 30, 2007 was 3.4% compared to 6.9% for the same period in 2006. Operating profit as a percentage of net sales for the six months ended June 30, 2007 was 3.6% as compared to 6.0% for the same period in 2006. The reasons for the changes in operating profit for the three- and six-month periods ended June 30, 2007 are due to the factors discussed above in Cost of Sales and Selling, General and Administrative Expenses.

Interest Income. Interest income for the three-month period ended June 30, 2007 was $0.1 million, a decrease of $0.3 million compared to the same period in 2006. Interest income for the six-month period ended June 30, 2007 was $0.2 million, a decrease of $0.5 million compared to the same period in 2006. Interest income decreased due to the overall decrease in our cash available as a result of the acquisition of Pullman in the fourth quarter of 2006.

Interest Expense. Interest expense for the three-month period ended June 30, 2007 was $3.2 million, an increase of $2.5 million compared to the same period in 2006. Interest expense for the six-month period ended June 30, 2007 was $6.1 million, an increase of $4.7 million compared to the same period in 2006. The higher interest expense was primarily related to the additional debt incurred pursuant to the Pullman acquisition.

Loss on Extinguishment of Debt. As a result of the amendments made to our $32.5 million Amended and Restated Convertible Subordinated Notes (“Notes”) during the first quarter of 2007, we have determined that a debt extinguishment has occurred and have recognized a loss on debt extinguishment of approximately $3.3 million during the six-month period ended June 30, 2007.

Net Loss on Derivative Instruments. During the second quarter of 2007, we entered into three derivative transactions, two of which are contingent upon the acquisition of the Arcelor Business. We determined that while our contingent interest rate swap provided economic hedges, they did not qualify for hedge accounting treatment. Accordingly, we have recorded a loss of approximately $1.8 million in the second quarter of 2007 as a result of recording these instruments at fair value as of June 30, 2007. See “Note G—Derivatives and Hedging Activities” for additional information.

Other, net. Other, net for the three-month period ended June 30, 2007 increased $1.6 million from net expenses of $0.1 million in 2006 to net income of $1.5 million in 2007. Other, net for the six-month period ended June 30, 2007 increased $1.2 million from net expense of $0.3 million in 2006 to net income of $0.9 million in 2007. Other, net for the three-month period ended June 30, 2007 included dividend income of $0.8 million and management fee income of $0.5 million from S.E.T. Enterprises, Inc. (“SET”) and foreign currency gains of $0.4 million offset by equity investment losses from SET of $0.1 million. Other, net for the three-month period ended June 30, 2006 included foreign currency losses of $0.1 million. Other, net for the six-month period ended June 30, 2007 included dividend income of $1.1 million and management fee income of $0.5 million from SET offset by equity investment losses from SET of $0.3 million and foreign currency losses of $0.4 million. Other, net for the six-month period ended June 30, 2006 included foreign currency losses of $0.2 million and other expenses of $0.1 million.

Income Tax Expense. Income tax expense for the three-month periods ended June 30, 2007 and 2006 was $0.7 million and $2.3 million, respectively. Income tax expense for the six-month periods ended June 30, 2007 and 2006 was $0.1 million and $3.8 million, respectively. A tax benefit of $1.4 million was recorded on the loss from extinguishment of debt during the first quarter of 2007 in connection with our amendment of the Notes. Excluding this tax benefit, the effective tax rate for the six-month period ended June 30, 2007 was 28%

compared to 33% for the six-month period ended June 30, 2006. The decrease in the effective tax rate for the six-month period ended June 30, 2007 was due to an increase in Research and Development credits available and the release of the valuation allowance on our investment in SET offset by an increase in state taxes at facilities that were purchased as part of the Pullman acquisition.

Minority Interest. Minority Interest represents our partner’s 49% share of the net earnings from the Silao Facility. Minority interest for the three- and six-month periods ended June 30, 2007 was $0.3 million and $0.5 million, respectively. Minority interest for the three- and six-month periods ended June 30, 2006 was $0.3 million and $0.2 million, respectively.

Net Earnings. As a result of the foregoing factors, our net earnings for the three-month period ended June 30, 2007 were $1.8 million, a decrease of $2.6 million, or 58.1%, compared to the same period in 2006. Net earnings for the six-month period ended June 30, 2007 were $1.7 million, a decrease of $5.9 million, or 78.0%, compared to the same period in 2006.

Liquidity and Capital Resources

Our cash requirements have historically been satisfied through a combination of cash flow from operations, equity and debt financings. Working capital needs and capital equipment requirements in our operations have increased as a result of our growth and are expected to continue to increase. Anticipated increases in required working capital and capital equipment expenditures are expected to be met from our cash flow from operations, equity issuances and debt financing. As of June 30, 2007, we had net working capital of $24.8 million, and we expect capital expenditures to be approximately $13.3 million during the second half of 2007.

Net cash provided by operating activities was $22.7 million and $12.9 million for the six-month period ended June 30, 2007 and 2006, respectively. The $9.8 million increase was due to an increase in net earnings adjusted for non-cash items of $4.1 million and changes in operating assets and liabilities of $5.7 million. The overall increase was driven by incremental cash from growth activities and our active working capital management.

Net cash used in investing activities was $13.9 million, including $11.4 million from the roll-forming operations, and $7.1 million for the six-month periods ended June 30, 2007 and 2006, respectively. The use of cash in 2007 and 2006 was primarily the result of capital expenditures related to ongoing operations of $13.9 million and $7.5 million. In 2006 we had additional cash inflows from investing related to the collection of notes receivable. In 2007 we made an investment of $0.2 million in WISCO Noble (Wuhan) Laser Welding Technology Co., Ltd. For more information, see “Note H—Investments in Affiliates and Related-Party Transactions.”

Net cash used in financing activities was $3.9 million and $1.2 million for the six-month periods ended June 30, 2007 and 2006, respectively. The $2.7 million increase in cash used in financing activities was primarily due to net payments on our U.S. Credit Facility and Mexico debt of $1.1 million and $1.7 million, respectively. This increase was offset by proceeds from the issuance of common stock related to stock option exercises and employee stock purchases of $0.9 million.

At June 30, 2007, to finance our U.S. and Canadian operations, we maintained a $40.0 million revolving credit facility and a $70.0 million term loan through a syndicate of commercial banks (collectively, the “Credit Facility”). The Credit Facility matures in October 2011 and is secured by the assets of Noble and its subsidiaries, excluding Mexico. Quarterly payments of $3.25 million on the term loan commenced in the first quarter of 2007 and will continue until maturity. The Credit Facility accrues interest at either a margin to the prime rate or LIBOR, at our option. During the second quarter of 2007, the average interest rates on the revolving credit facility and the term loan were 8.22% and 7.84%, respectively. As of June 30, 2007, there was approximately $22.6 million outstanding on the revolving credit facility and $63.5 million on the term loan.

The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on debt, consolidations, mergers, and sales of assets, and bank approval on acquisitions over $15.0 million. On May 8, 2007, we entered into an agreement with the syndicate of commercial banks which amended certain covenants under the Credit Facility for the fiscal quarter ended March 31, 2007, and amended and restated certain quarterly ratios for future periods. The amendment under the Credit Facility also increased interest rate spreads on both Eurocurrency and Prime-based borrowings by 0.25% to 0.60% until at least December 31, 2007. Absent this amendment, we would have been in violation of certain covenants under the Credit Facility as of March 31, 2007. As of June 30, 2007, we are in compliance with all of our amended covenants under the Credit Facility.

The Credit Facility requires that the Company maintain compliance with certain covenants governing the Company’s financial and operating performance, including, but not limited to, a minimum fixed charge coverage ratio, a maximum total debt to EBITDA ratio and a maximum senior debt to EBITDA ratio. In management’s estimation, the Company will not be in compliance with the requirements of these three covenants for the trailing twelve-month period ending September 30, 2007. If the Company is not able to demonstrate compliance with the requirements of these covenants as of September 30, 2007 by either: (i) agreeing with the lenders under the Credit Facility to amend the covenants; (ii) obtaining from such lenders covenant violation waivers; or (iii) repaying the Credit Facility, then the Company will be in default under the Credit Facility. A default would result in, among other things: (A) a requirement by the Company to reclassify an estimated $60.25 million of borrowings under the term loan and any outstanding borrowings on the revolving credit facility, from long-term to short-term in its September 30, 2007 Quarterly Report on Form 10-Q; (B) the option of the lenders to declare all outstanding liabilities under the Credit Facility immediately due and payable; (C) the option of the lenders to realize upon the lenders’ security interest in the Company; (D) the option of the lenders to deny the Company the right to further borrowing under the revolving credit facility; and (E) the option of the lenders to demand immediate delivery of cash collateral in an amount equal to the outstanding letters of credit under the Credit Facility. In addition, the default under the Credit Facility, among other things: (I) could be considered a “Noble Material Adverse Effect” under the Arcelor share purchase agreement if the Arcelor transaction has not closed, and could result in Arcelor’s option not to close the Arcelor transaction; and (II) if resulting in acceleration of the outstanding liabilities thereunder, would result in a default under the Notes and the holder of the Notes may require the Company to redeem all or any portion of the Notes.

The Company is in discussions with the lenders under the Credit Facility regarding an amendment to the Credit Facility to avoid the expected covenant defaults. The Company is also investigating possible refinancing alternatives. The Company can give no assurance that it will be able to amend or obtain a waiver of the covenants. If the Company is unable to amend the covenants by the dates stated above, the lenders under the Credit Facility could exercise their remedies against the Company.

We also have $32.5 million of Notes which, per the terms of the October 2006 amendment, carried an interest rate of 6% per annum and an initial conversion price per share of $18.50. This conversion price was subject to a mandatory reset to 125% of the 45-day trailing average closing common stock price at July 1, 2007. The Notes mature in October 2011, and we have certain redemption call rights in October 2009. On January 10, 2007, we and the holders of our Notes amended the Notes to fix the conversion price per share of the Notes at $19.50 over the term of the Notes and to remove the conversion price reset provision that would have been effective July 1, 2007. The annual interest rate was increased from 6% to 8%. In addition, prior to the amendment in January 2007, the terms of the Notes gave us the right to call the Notes after three years if our common stock was trading at an amount at least 140% of the conversion price for a specified period of time. Pursuant to the January 2007 amendment, this call premium was reduced from 140% to 120%. See “Note F – Long-Term Debt; Amended and Restated Convertible Subordinated Notes” for additional information.

At June 30, 2007, to finance our Mexican operations (excluding the Silao Facility), we maintained a $4.5 million revolving credit facility (“Mexico Revolver”) and a $7.9 million term loan (“Mexico Term Loan”) with a commercial bank. We assumed these credit facilities in connection with the Pullman acquisition. During the second quarter of 2007, the Mexico Revolver was renewed and the maturity extended until October 2007; however, the Company has the intent and the ability to further renew and extend the maturity and therefore, has recorded the liability as long-term debt in its condensed consolidated balance sheets. The Mexico Revolver and the Mexico Term Loan accrue interest at the prime rate and LIBOR plus 3.5%, respectively. During the second quarter of 2007, the average interest rates on the Mexico Revolver and Mexico Term Loan were 8.25% and

8.86%, respectively. As of June 30, 2007, there was approximately $4.5 million outstanding on the Mexico Revolver and $7.3 million outstanding on the Mexico Term Loan.

The liquidity provided by our existing and anticipated credit facilities, combined with cash flow from operations, is expected to be sufficient to meet our anticipated working capital and capital expenditure needs and for existing debt service for at least twelve months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring us to obtain additional financing prior to the end of such twelve-month period. In addition, we continue to evaluate our business strategy and may pursue future growth through opportunistic acquisitions of assets or companies, which may involve the expenditure of significant funds (see “Note C – Acquisitions; Tailored Laser-Welded Blank Business of Arcelor S.A.”). Depending upon the nature, size, and timing of future acquisitions, we may be required to obtain additional debt or equity financing. There can be no assurance, however, that additional financing will be available when and if needed, on acceptable terms or at all.

As of June 30, 2007, we guaranteed $3.0 million of SET senior debt in connection with our sale of businesses to SET. We may be required to perform under the guarantee if SET defaults under the terms of its credit facility. The maximum amount we would be required to pay is $3.0 million. Pursuant to the guidance in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and an independent third-party valuation of the guarantee, we do not carry a liability for this guarantee at June 30, 2007.

Inflation

Inflation generally affects a company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, fuel, equipment and raw materials. We do not believe that inflation has had a material effect on our business over the reporting period included in this Report.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We are exposed to the impact of foreign currency fluctuations. International revenues from our foreign subsidiaries were approximately 31% of net sales for the six-month period ended June 30, 2007. Our primary foreign currency exposures are the Canadian Dollar, Mexican Peso, Japanese Yen and Australian Dollar. In general, where possible, we manage our exposures to foreign currency assets, liabilities and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and matching revenues with expenses in the same currency, as such, certain exposures are naturally offset. However, at June 30, 2007, our Mexico operations, whose functional currency is the Mexican Peso, had net U.S. Dollar liability exposure of approximately $17.1 million. Based upon this exposure, for every one percent increase (decrease) in the value of the Mexican Peso versus the U.S. Dollar, we would recognize a foreign currency transaction gain (loss) of approximately $0.2 million. Additionally, our Mexico operations acquired with the Pullman acquisition have debt denominated in Japanese Yen. The balance of this debt at June 30, 2007 was $1.6 million. Based on this exposure, for every one percent increase (decrease) in the value of the Japanese Yen versus the U.S. Dollar, we would recognize a foreign currency transaction gain (loss) of approximately $0.02 million. We recognized a foreign exchange transaction gain (loss) of $0.1 million and ($0.6) million for the three- and six-month periods ended June 30, 2007, respectively, and a foreign currency transaction loss of $0.1 million and $0.2 million for the three- and six-month periods ended June 30, 2006, respectively.

In conjunction with the acquisition of the Arcelor Business, the Company anticipates obtaining Euro-denominated financing. Given the financing will be denominated in Euros and the purchase price is denominated in U.S. Dollars, the Company is exposed to foreign exchange risk until the closing of the acquisition. As a result, on April 5, 2007, the Company entered into a forward foreign exchange transaction with Credit Suisse with settlement contingent upon the closing of the Arcelor Business transaction. The forward contract effectively fixes the exchange rate at 1.332 U.S. Dollars per 1.00 Euro on a notional amount of €78.0 million. As of June 30, 2007, the fair value of this derivative instrument was a $1.6 million liability, and the Company recorded a corresponding loss on derivative instruments. See “Note G—Derivatives and Hedging Activities” for additional information.

Interest Rate Sensitivity

Our financial results are affected by changes in U.S. and foreign interest rates due primarily to our various credit facilities containing variable interest rates when we borrow under these credit facilities. The balance of our variable interest rate debt as of June 30, 2007 was $97.9 million. In April 2007, we entered into a three-year interest rate swap transaction which effectively fixed the interest rate on a portion of our variable interest rate debt. Based upon this exposure and including the effects of the interest rate swap, for every annualized one percent increase (decrease) in the U.S. and foreign interest rates, we would recognize an additional annualized interest expense (benefit) of $0.7 million. We invest any excess cash balances in overnight and other short-term investments which may be impacted by changes in interest rates. We do not hold any other financial instruments that are subject to market risk (interest rate risk and foreign exchange rate risk).

Item 4:	Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information that is required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. With participation from our Chief Executive Officer and our Chief Financial Officer, we have reviewed and evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have concluded that as of June 30, 2007, our disclosure controls and procedures were adequate and effective and would ensure that material information relating to us and our subsidiaries required to be disclosed in the reports we file with the SEC under the Exchange Act would be made known to our Chief Executive Officer and our Chief Financial Officer by others within Noble, particularly during the period in which this Report was being prepared.

There have been no changes in our internal control over our financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We maintain insurance coverage against certain types of potential claims in an amount which we believe to be adequate. We are not aware of any legal proceedings or claims pending against us that we believe will have a material adverse effect on our financial condition or results of operations.

Item 1A:	Risk Factors

There were no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors,” included in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2006.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

(a) Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer (Principal Financial Officer) pursuant to 18 USC § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE INTERNATIONAL, LTD.
Dated: August 3, 2007
	By:	/s/ David J. Fallon
David J. Fallon
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer (Principal Financial Officer) pursuant to 18 USC § 1350.