Form 10-Q
period 2007-09-30
NOBLE INTERNATIONAL, LTD.
filed 2007-11-09
CIK 1034258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

Commission File Number: 001-13581

NOBLE INTERNATIONAL, LTD.

(Exact name of registrant as specified in its charter)

Delaware	38-3139487
(State of incorporation)	(I.R.S. Employer Identification No.)

840 W. Long Lake Rd., Suite 601, Troy, MI 48098

(Address of principal executive offices)

(248) 519-0700

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

The number of shares of the registrant’s Common Stock outstanding as of November 5, 2007 was 23,599,224.

NOBLE INTERNATIONAL, LTD.

FORM 10-Q INDEX

The matters discussed in this Quarterly Report on Form 10-Q (“Report”) contain certain forward-looking statements of Noble International, Ltd. (the “Company”). For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” the negative or other variations thereof, or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including continued market demand for the types of products and services produced and sold by the Company, change in worldwide economic and political conditions and associated impact on interest and foreign exchange rates, the level of sales by original equipment manufacturers of vehicles for which the Company supplies parts, the successful integration of companies acquired by the Company, changes in consumer debt levels and other risks detailed in the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2006 and other filings the Company makes with the United States Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$211,946	$93,170	$554,674	$303,161
Cost of sales	200,700	85,219	515,829	273,300

Gross margin	11,246	7,951	38,845	29,861
Selling, general and administrative expenses	10,838	4,072	26,094	13,327

Operating profit	408	3,879	12,751	16,534
Interest income	90	364	249	1,013
Interest expense	(3,954)	(702)	(10,102)	(2,159)
Net loss on derivative instruments	(1,296)	—	(3,047)	—
Loss on extinguishment of debt	—	—	(3,285)	—
Other, net	(80)	628	858	319

(Loss) income before income taxes and minority interest	(4,832)	4,169	(2,576)	15,707
Income tax (benefit) expense	(1,477)	1,234	(1,347)	5,046

(Loss) income before minority interest	(3,355)	2,935	(1,229)	10,661
Minority interest	(192)	(488)	(656)	(667)

Net (loss) income	$(3,547)	$2,447	$(1,885)	$9,994

Basic (loss) earnings per share	$(0.21)	$0.17	$(0.12)	$0.71

Diluted (loss) earnings per share	$(0.21)	$0.17	$(0.12)	$0.71

Dividends declared and paid per share	$0.08	$0.08	$0.24	$0.23

Basic weighted-average shares outstanding	17,267,391	14,088,836	15,177,528	14,065,155
Diluted weighted-average shares outstanding	17,267,391	14,117,256	15,177,528	14,102,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	Unaudited September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$10,212	$6,587
Accounts receivable, trade, net	185,129	98,742
Inventories, net	87,425	31,260
Unbilled customer tooling, net	11,692	21,575
Income tax refundable, net	808	—
Prepaid expenses	8,894	3,075
Deferred income taxes	7,615	1,881
VAT receivable, net	22,041	510
Other current assets	16,429	2,484

Total Current Assets	350,245	166,114

Property, plant and equipment	355,316	161,251
Accumulated depreciation	(69,431)	(51,603)

Property, Plant and Equipment, net	285,885	109,648

Other Assets:
Goodwill	126,867	75,753
Other intangible assets, net	72,893	30,678
Other assets, net	15,673	4,955

Total Other Assets	215,433	111,386

Total Assets	$851,563	$387,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$183,261	$95,560
Accrued liabilities	45,344	35,297
Current maturities of long-term debt	48,392	21,926
Income taxes payable, net	—	4,255

Total Current Liabilities	276,997	157,038

Long-Term Liabilities:
Long-term debt, excluding current maturities	220,147	88,480
Convertible subordinated notes	36,216	33,273
Deferred income taxes	46,314	15,783
Other liabilities	7,281	668

Total Long-Term Liabilities	309,958	138,204

Minority Interest	5,296	4,640

Stockholders’ Equity
Common stock	16	9
Additional paid-in capital	221,895	55,737
Retained earnings	22,972	29,006
Accumulated other comprehensive income	14,429	2,514

Total Stockholders’ Equity	259,312	87,266

Total Liabilities and Stockholders’ Equity	$851,563	$387,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net (loss) income	$(1,885)	$9,994
Adjustments to reconcile net (loss) income to net cash provided by operations:
Minority interest	656	667
Loss on extinguishment of debt	3,286	—
Net loss on derivative instruments	263	—
Amortization of financing fees included in interest expense	372	1,167
Depreciation and amortization	17,854	7,580
Deferred income taxes	(584)	(300)
(Gain) loss on sale of property, plant and equipment	(7)	52
Equity loss from SET	449	—
Share-based compensation expense	745	304
Changes in operating assets and liabilities:
Accounts receivable	(42,963)	(9,940)
Inventories	602	(7,989)
Prepaid and other assets	9,948	(1,284)
Accounts payable	34,074	5,833
Accrued liabilities	(6,048)	(304)
Income taxes payable or refundable	(764)	1,098
Excess tax benefit from share-based compensation arrangements	(187)	(193)

Net cash provided by operating activities	15,811	6,685

Cash flows from investing activities
Purchases of property, plant and equipment	(19,906)	(8,851)
Proceeds from sale of property, plant and equipment	224	133
Proceeds from notes receivable	—	435
Acquisition of businesses, net of cash acquired	(109,426)	—
Investment in WISCO JV	(1,250)	—

Net cash used in investing activities	(130,358)	(8,283)

Cash flows from financing activities
Net borrowings on U.S. Revolver	15,661	463
Payments on U.S. Term Loan	(9,750)	—
Borrowing on European debt	117,118	—
Proceeds from issuance of common stock	1,802	239
Capital lease payments	26	—
Dividends paid on common stock	(4,149)	(3,196)
Redemption of convertible subordinated notes	—	(7,500)
Borrowings on Mexico debt	2,200	—
Payments on Mexico debt	(4,584)	—
Financing fees	(995)	—
Excess tax benefit from share-based compensation arrangements	187	193

Net cash provided by (used in) financing activities	117,516	(9,801)
Effect of exchange rate changes on cash and cash equivalents	656	117

Net increase (decrease) in cash and cash equivalents	3,625	(11,282)
Cash and cash equivalents at beginning of period	6,587	21,978

Cash and cash equivalents at end of period	$10,212	$10,696

Cash paid for:
Interest	$8,439	$1,202
Taxes	2,510	3,505

Purchases of property, plant and equipment (“PP&E”) and increases in accounts payable have been adjusted each year to reflect amounts included in PP&E at each period end for which an amount due is included in accounts payable. These amounts at September 30, 2007 and 2006 were $2.25 million and $0.36 million, respectively. This adjustment allows for the presentation of actual cash paid for PP&E for each period presented.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBLE INTERNATIONAL, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net (loss) income	$(3,547)	$2,447	$(1,885)	$9,994
Other comprehensive income, net of tax:
Foreign currency translation adjustments	10,562	148	12,210	583
Unrealized loss on derivative instrument	(354)	—	(296)	—

Other comprehensive income	10,208	148	11,914	583

Comprehensive income, net of tax	$6,661	$2,595	$10,029	$10,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2007

Note A—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed and consolidated financial statements of Noble International, Ltd. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements for interim reporting do not include all of the information and notes or disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The consolidated balance sheet for the year ended December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A, for the period ended December 31, 2006 as filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The condensed consolidated financial statements include the Company and the accounts of the Company’s domestic and non-U.S. subsidiaries in which it holds a controlling financial or management interest. The Company’s operating subsidiaries are currently organized into a single reporting segment operating in the automotive supply business.

The Company applies the equity method of accounting for investments in voting stock, which gives it the ability to exercise significant influence over operating and financial policies of the investee. Significant influence is generally defined as 20% to 50% ownership in the voting stock of an investee. However, each investment in voting stock is analyzed to determine if other factors are present, such as representation on the investee’s board of directors, participation in policy making processes, material intercompany transactions, interchange of managerial personnel, or technological dependency, which may indicate the Company’s ability to exercise significant influence absent a voting stock ownership greater than 20%.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition

Consistent with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition,” revenue is realized or realizable and earned when there is persuasive evidence that an arrangement exists, the delivery has occurred or services have been rendered, the Company’s price to the customer is fixed or determinable, and the Company’s ability to collect is reasonably assured. The Company recognizes revenue when products are shipped to customers and title transfers under standard commercial terms or when realizable in accordance with the Company’s commercial agreements. Revenue is recorded net of customer returns, which are primarily for damaged items. Historically, the Company’s customer returns have not been material.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2007

Accounts Receivable

Trade accounts receivable are stated net of allowances for uncollectible accounts. When determining the allowances for uncollectible accounts, the Company evaluates the overall composition of the accounts receivable aging, the prior history of accounts receivable write-offs, the credit risk of customers and known collectibility issues. Based upon its analysis, the Company recorded an allowance for doubtful accounts of $0.8 million and $0.7 million as of September 30, 2007 and December 31, 2006, respectively.

Goodwill

The Company records goodwill when the cost of an acquisition exceeds the fair value of net assets acquired. As required under Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), management reviews the recoverability of goodwill at least annually as of June 30 and any other time events or circumstances indicate a potential change in recoverability. See “Note D – Goodwill” for additional information.

Long-Lived Assets, Including Intangible Assets

The Company recognizes intangible assets apart from goodwill if they arise from contractual or other legal rights. The Company determines the useful lives of its intangible assets based upon various factors such as the historical and anticipated utility of the asset, including current and pending patents where applicable, the contractual term of any agreement, and other economic factors. All of the Company’s intangible assets are currently subject to amortization as the Company does not have any intangible assets with indefinite useful lives.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company periodically evaluates the carrying value of long-lived assets held for use, including intangible assets, whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The impairment review is generally triggered when events such as a significant industry downturn, product discontinuance, plant closures, product dispositions, or technological obsolescence occur.

The carrying value of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value is determined by quoted market prices, if available, or primarily by a discounted cash flow analysis.

Recent Accounting Pronouncements

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The Company recognized no adjustment to the opening balance of retained earnings as a cumulative effect of a change in accounting principle as a result of the adoption of FIN 48. See “Note J – Income Taxes” for additional information.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2007

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. The Company is currently evaluating the requirements of SFAS 159. However, it does not believe that it will have a material effect on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 157. However, it does not believe it will have a material effect on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This provision of SFAS 158 was effective for fiscal years ending after December 15, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, effective for fiscal years ending after December 15, 2008. The provisions of SFAS 158 were applied in the Company’s accounting for its Mexican employee benefit plans. See “Note M – Mexican Employee Benefit Plans” for additional information.

Note B—(Loss) Earnings Per Share

Basic (loss) earnings per share are computed by dividing net earnings by the weighted-average common shares outstanding for the period. Diluted (loss) earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the net (loss) income of the entity. The following table reconciles the numerator and denominator to calculate basic and diluted (loss) earnings per share for the three- and nine-month periods ended September 30, 2007 and 2006 (in thousands, except share and per share amounts):

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2007

	Three Months Ended September 30,
	2007			2006
	Net (Loss) (Numerator)	Shares (Denominator)	Per Share Amounts	Net Earnings (Numerator)	Shares (Denominator)	Per Share Amounts
Basic (loss) earnings per share	$(3,547)	17,267,391	$(0.21)	$2,447	14,088,836	$0.17
Effect of dilutive securities—stock options	—	—	—	—	28,420	—

Diluted (loss) earnings per share	$(3,547)	17,267,391	$(0.21)	$2,447	14,117,256	$0.17

	Nine Months Ended September 30,
	2007			2006
	Net (Loss) (Numerator)	Shares (Denominator)	Per share Amounts	Net Earnings (Numerator)	Shares (Denominator)	Per share Amounts
Basic (loss) earnings per share	$(1,885)	15,177,528	$(0.12)	$9,994	14,065,155	$0.71
Effect of dilutive securities—stock options	—	—	—	—	36,983	—

Diluted (loss) earnings per share	$(1,885)	15,177,528	$(0.12)	$9,994	14,102,138	$0.71

The inclusion of the impact of the Company’s $32.5 million Amended and Restated Convertible Subordinated Notes would have been anti-dilutive at September 30, 2007 and 2006 and, therefore, is not included in the calculations above. In addition, the inclusion of the impact of the Company’s stock options and unvested stock awards would have been anti-dilutive at September 30, 2007 and, therefore, is also not included in the calculations above. The total number of anti-dilutive shares excluded for the three- and nine-month periods ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Anti-dilutive securities	1,721,358	1,855,893	1,704,189	1,868,561

Note C—Acquisitions

Tailored Laser-Welded Blank Business of Arcelor S.A.

Arcelor S.A. (“Arcelor”), a Luxembourg corporation, is a member of the Arcelor Mittal group, the world’s largest steel company. The Arcelor Mittal group, with 330,000 employees in more than 60 countries, has an industrial presence in 27 countries across Europe, the Americas, Asia and Africa and is a steel provider to numerous industrial sectors such as automotive, construction, household appliances and packaging.

On August 31, 2007, the Company acquired substantially all of the tailor laser-welded blank business conducted by Arcelor and its affiliates in Europe, India, China and the United States (the “Arcelor Business”) in exchange for (i) 9.375 million newly-issued shares of the Company’s common stock, (ii) cash payments of $116.3 million less capitalized lease obligations, accrued taxes and adjustments for working capital at closing and (iii) $15.0 million to be paid in the form of a 6% subordinated note maturing in 2012 (the “Arcelor Transaction”). The newly-issued shares of the Company’s common stock were valued at $17.49 per share, which was the average closing price for a five-day period beginning two days before the terms of the acquisition were announced on March 15, 2007.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2007

At closing of the Arcelor Transaction on August 31, 2007, Arcelor transferred (i) to one of the Company’s European subsidiaries, all the outstanding Arcelor Business in Europe, China and India, and (ii) to one of the Company’s U.S. subsidiaries, all the outstanding equity interests in Arcelor’s U.S. subsidiary that operates the U.S. portion of the Arcelor Business. The Arcelor Business the Company acquired does not include two laser-welded blank production plants owned by Arcelor subsidiaries in Belgium and Germany, but these facilities will be subject to a contract manufacturing agreement with the Company.

Key elements in the Company’s growth strategy include global expansion, given the challenging North American market for the automotive industry, and diversification of its customer base in a growing global market. The transaction with Arcelor enables the Company to expand globally at a faster rate and lower cost than through internal growth alone. The Company’s post-transaction customer concentration improves dramatically, with the largest customer only accounting for approximately 18% of total revenue. Products manufactured outside of North America will account for approximately 53% of the Company’s total annual revenues. The acquisition also provides the Company with important new customers including Renault and Peugeot, as well as the European operations of Ford, General Motors and Volkswagen.

In connection with the Arcelor Transaction, Arcelor, the Company and in certain instances, Mr. Skandalaris, the Company’s chairman of the board of directors, have entered into, a number of additional agreements that address corporate governance matters and the rights of Arcelor and Mr. Skandalaris as stockholders. These are as follows:

Standstill and Stockholder Agreement

Under the standstill and stockholder agreement, at the closing of the Arcelor Transaction, Mr. Skandalaris and Arcelor agreed for two years from the closing of the Arcelor Transaction not to, among other things: (i) acquire any additional shares of the Company; (ii) solicit proxies or become a participant in an election contest without the other party’s permission; and (iii) enter into an arrangement with a third party with respect to voting, acquiring, holding or disposing of any of the Company’s securities. In addition, the Company and Arcelor agreed for two years from the closing of the Arcelor Transaction not to: (i) acquire any additional shares of the other party; (ii) solicit proxies or become a participant in an election contest involving the other party; (iii) enter into an arrangement with a third party with respect to voting, acquiring, holding or disposing of any of the securities of the other party; (iv) seek to place a representative on the other party’s board of directors or seek to call a meeting of stockholders of the other party; or (v) solicit or assist any person with respect to any business transaction involving the other party.

Under the standstill and stockholder agreement, if Arcelor should sell 1.0 million or more shares of its common stock in the Company to a third party, then Mr. Skandalaris will have the right to sell his common stock in the Company (at the same price and on the same terms). Similarly, Mr. Skandalaris will have certain put rights to Arcelor following his death, disability or removal from the Company’s board of directors or as the chairman thereof, but, if such rights are not exercised following the expiration of the put term, Arcelor has certain call rights to purchase all of Mr. Skandalaris’ stock. In addition, if Mr. Skandalaris disagrees with Arcelor regarding a strategic matter for the Company, then Mr. Skandalaris would have the option to offer all of his shares to Arcelor at a pre-determined price. If Arcelor declines to purchase Mr. Skandalaris’ shares, then the standstill provisions preventing Mr. Skandalaris from selling his shares would terminate, but the other provisions of the standstill and stockholder agreement would remain in place. Lastly, should Mr. Skandalaris voluntarily resign from the Company’s board of directors or refuse to serve as a director, the restrictions on Mr. Skandalaris to sell his shares during the first two years from the Arcelor closing would no longer apply, except that Arcelor will have a right of first refusal on any shares that Mr. Skandalaris determines to sell.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2007

Registration Rights Agreement

Under the registration rights agreement, the Company granted to Arcelor and Mr. Skandalaris registration rights with respect to the common shares Arcelor receives in the Arcelor Transaction and that Mr. Skandalaris has previously owned. These registration rights grant up to four demand registrations.

Representation on the Company’s Board of Directors

Following the closing of the Arcelor transaction, the Company’s board of directors was expanded from seven to nine members. Arcelor and Mr. Skandalaris nominated four directors and one director, respectively. In addition, each of Arcelor and Mr. Skandalaris shall have certain nomination rights to the audit, compensation and governance committees of the Company’s board of directors. However, the voting and support agreement requires that the Company’s board of directors maintain its independence under applicable law. These nomination rights expire if either party falls below certain pre-determined ownership thresholds. Following the closing of the Arcelor Transaction, and for so long as Arcelor retains any nomination rights, Mr. Skandalaris has agreed to vote his common stock of the Company in favor of Arcelor’s nominees, and for so long as Mr. Skandalaris retains any nomination rights, Arcelor has agreed to vote its common stock of the Company in favor of Mr. Skandalaris’ nominee.

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

Commercial Matters

In conjunction with the Arcelor Transaction, Arcelor and the Company entered into a four-year contract manufacturing agreement which may be extended one additional year at the Company’s option. Under the terms of the contract manufacturing agreement, two Arcelor subsidiaries in Belgium and Germany will manufacture laser-welded blanks, unwelded blanks and patch-welded blanks solely for two of the locations from the Arcelor Transaction. The manufacture of unwelded blanks under the agreement will terminate on December 31, 2008. Under the terms of the contract manufacturing agreement, Arcelor will charge the Company only for costs defined in the agreement. The pricing terms Arcelor will provide the Company for steel supply under the steel supply and services agreement will also apply to the steel provided under the contract manufacturing agreement. To induce the Company to terminate the contract manufacturing agreement early and to free space within Arcelor’s facilities, Arcelor has granted the Company the option to take ownership of the laser-welding machines used by the two Arcelor subsidiaries. Upon the Company’s removal of such machines, Arcelor will reduce the $15.0 million subordinated note given by the Company to Arcelor by an amount equal to $3.0 million multiplied by a fraction, the numerator of which equals the aggregate book value of the machines removed and the denominator of which equals the aggregate book value of all laser-welding machines at the two Arcelor subsidiaries.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2007

Support Services for the Business

Under the transitional services agreement between the Company and Arcelor, Arcelor will provide all reasonable transition services, as previously furnished to the Arcelor Business, that the Company needs to efficiently manage the Arcelor Business while integrating the laser-welded blank properties and assets into the Company’s business. These services include, among other things, information technology, human resources administration, electrical and other utility service (where legally and contractually permitted), accounting and tax services, purchasing and business development. The Company has agreed to provide Arcelor all reasonable transition services that Arcelor needs in order to fulfill any contractual or other obligation not transferred to the Company that would, but for the transaction, be fulfilled by Arcelor using the laser-welded blank properties and assets. The term of the transitional services agreement is three years, except for Arcelor’s provision of information technology-related services, which will be for a term of four years. Either party may terminate the receipt of any specific service provided to it on at least 90 days notice. The price of Arcelor’s services to the Company is not to exceed €3.3 million for the first two years after the closing.

Steel Supply and Services

In conjunction with the Arcelor Transaction, Arcelor Auto, a subsidiary of Arcelor, and the Company entered into a five-year steel supply and services agreement. This agreement will automatically renew for additional five-year terms unless either party provides the other party with a written termination notice at least two years prior to the expiration of the initial term or any renewal term. However, if Arcelor ever owns fewer than 4,687,500 shares of the Company’s common stock, Arcelor Auto may terminate its supply upon two years prior notice and may terminate its services upon 18 months prior notice.

Under this agreement, Arcelor Auto will supply all flat-rolled carbon steel products needed by the Company in its European production facilities. Arcelor Auto has agreed to provide the Company with the most favorable pricing contemporaneously provided by Arcelor Auto, with respect to similar volumes and on the same terms and conditions, to any European welded-blanks competitor of the Company.

In addition, Arcelor Auto will provide marketing, technical support, sales, credit risk, invoicing, collections, consulting and research and development services to the Company for its European business. Arcelor Auto will provide the sales, credit, invoicing and collection services to the Company at no additional charge. Arcelor Auto will further bear the credit risk on all sales of the Company’s European products. All research and development plans will be jointly agreed to by the Company and Arcelor Auto. Arcelor Auto will pay approximately the first €2.0 million of research and development cost each year. The Company will pay any cost in excess of €2.0 million. Arcelor Auto will grant the Company a license to use the intellectual property that is developed on the same terms as provided in the intellectual property licensing agreement.

Results of operations for the Arcelor Business are included in the Company’s financial statements beginning September 1, 2007. The unaudited pro forma combined historical results for the three- and nine-month periods ended September 30, 2007 and 2006, as if the Company had acquired the Arcelor Business at the beginning of 2007 and 2006, are estimated to be (in thousands, except per share amounts):

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
Pro Forma Information	2007	2006	2007	2006
Net sales	$293.1	$247.4	$938.9	$809.3
Net (loss) income	(2.0)	13.8	10.7	45.0
Basic (loss) earnings per share	(0.09)	0.59	0.45	1.92
Diluted (loss) earnings per share	(0.09)	0.59	0.45	1.83

The pro forma information includes adjustments for depreciation and the effect of the amortization of intangible assets recognized in the acquisition, income taxes, and other accounting adjustments recognized in recording the combination. This pro forma information is not necessarily indicative of future operating results.

The Company has completed a preliminary allocation of the purchase price for its Arcelor Business acquisition pursuant to purchase accounting requirements. The preliminary allocation was based upon initial valuations and estimates of certain assets and liabilities and is subject to adjustment as additional information is obtained. Such additional information includes, but is not limited to: the final working capital adjustment, valuations and reconciliations of property, plant and equipment, valuations of intangible assets, valuation of certain contracts with Arcelor, other investments and certain liabilities, and the evaluation of plant consolidation and related exit costs. The table below summarizes the preliminary purchase price allocation (in thousands):

Current assets	$128,291
Fixed assets	173,241
Intangible asset—customer contracts	42,312
Deferred tax assets	3,046
Goodwill	51,005
Other assets, net	9,208
Current liabilities	(76,098)
Deferred tax liability	(30,151)
Long-term liabilities	(4,161)

Purchase price, net of cash acquired	$296,693

It is estimated that approximately $21.6 million of the goodwill recognized in the Arcelor Business acquisition is deductible for tax purposes.

Pullman Industries, Inc.

In October 2006, the Company completed the acquisition of all outstanding common stock of Pullman Industries, Inc. (“Pullman”) for approximately $122.1 million, including cash of $90.7 million, the assumption of long-term debt of $22.0 million, contingent consideration of approximately $14.0 million offset by cash acquired of $4.6 million. The contingent consideration is payable upon the Company’s receipt of amounts owed by certain customers, subject to any rights of offset available to it. There is $14.0 million included in accrued liabilities at September 30, 2007 for this contingent consideration.

Pullman operated four facilities in the United States and two facilities in Mexico. Pullman’s product line consisted primarily of structural, impact and trim roll-formed components for automotive applications.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2007

Pullman’s expertise as an “enabling technology” allows the Company to create more advanced tubular, shaped and enclosed formed structures to meet the future demands of the automotive industry. Combining roll-forming and laser-welding allows the Company to create more complex, finished impact and structural products, improving safety in more parts of the vehicle. This combination is particularly important as the need to produce safer and lighter vehicles gains more momentum in the automotive industry. Both laser-welding and roll-forming offer similar advantages over costly, traditional stamping methods, including more efficient processing, better material utilization and lower total cost. The combination significantly reinforces the Company’s 21st Century Auto Body Solutions® strategy.

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

Results of operations for Pullman are included in the Company’s financial statements beginning October 2006. The unaudited pro forma combined historical results for the three- and nine-month periods ended September 30, 2006, as if the Company had acquired Pullman at the beginning of 2006, are estimated to be (in thousands, except per share amounts):

Pro Forma Information	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Net sales	$140,320	$458,730
Net income	2,431	12,669
Basic earnings per share	0.17	0.90
Diluted earnings per share	0.17	0.90

The pro forma information includes adjustments for depreciation and the effect of the amortization of intangible assets recognized in the acquisition, income taxes, and other accounting adjustments recognized in recording the combination. This pro forma information is not necessarily indicative of future operating results.

In the fourth quarter of 2006, the Company completed a preliminary allocation of the purchase price for its Pullman acquisition pursuant to purchase accounting requirements. During the first nine months of 2007, the Company refined its allocation and adjusted the basis of certain assets acquired and liabilities assumed, which resulted in adjustments to the balance of goodwill. Significant adjustments in the third quarter which increased goodwill included $1.2 million related to finalizing the fair value of fixed assets, $1.1 million for additional tooling loss reserves, $0.5 million for costs related to the exit of the former Pullman headquarters’ facility, and $0.3 million for a liability related to a technology contract entered into by Pullman prior to the acquisition. These increases to goodwill were offset by adjustments recorded in the third quarter which decreased goodwill by $6.3 million related to deferred taxes and income tax liabilities including a $3.1 million reduction for the resolution of various tax contingencies. The Company finalized its purchase price allocation during the third quarter of 2007. The table below summarizes the final purchase price allocation (in thousands):

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2007

Current assets	$61,252
Fixed assets	44,605
Intangible asset	29,020
Deferred tax assets	4,073
Goodwill	50,866
Current liabilities	(58,840)
Deferred tax liability	(8,615)
Long-term liabilities	(297)

Purchase price, net of cash acquired	$122,064

None of the goodwill recognized in the Pullman acquisition is deductible for tax purposes.

Note D—Goodwill

Goodwill consists of the following (in thousands):

Balance at December 31, 2006	$75,753
Pullman acquisition adjustments	(3,710)
Arcelor acquisition (preliminary)	51,005
Foreign currency impact	3,819

Balance at September 30, 2007	$126,867

In the fourth quarter of 2006, the Company completed a preliminary allocation of the purchase price for its Pullman acquisition pursuant to purchase accounting requirements. During the first nine months of 2007, the Company refined its allocation and adjusted the basis of certain assets acquired and liabilities assumed, which resulted in adjustments to the balance of goodwill. The Company finalized its purchase price allocation during the third quarter of 2007.

Goodwill related to the purchase of Oxford Automotive Inc.’s steel processing facility in Silao, Mexico and the purchase of Pullman’s Mexico operations is recorded in Mexican Pesos and is subject to foreign currency translation adjustments. In addition, certain portions of goodwill related to the purchase of the Arcelor Business are recorded in Euros and Great British Pounds and are also subject to foreign currency translation adjustments.

In accordance with SFAS 142 management reviews the recoverability of goodwill at least annually as of June 30 and any other time events or circumstances indicate a potential change in recoverability.

Goodwill impairment is determined using a two-step test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired and the second test is unnecessary.

The second step of the goodwill impairment test is used to measure the amount of the impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2007

The Company completed its most recent annual goodwill impairment analysis as of June 30, 2007. As of that date, the Company determined it had one reporting unit. The goodwill valuation performed by the Company utilized two approaches to calculate the fair value of its reporting unit.

The first was a market value approach based upon multiples of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) to market capitalization plus total debt (“Market Enterprise Value”) of a market basket of companies considered comparable to the Company. The Company obtained the average Market Enterprise Value to EBITDA multiple for mergers and acquisition activity for the trailing twelve month period ended June 30, 2007 from an independent source and also used publicly available data for a market basket of comparable companies. Based upon this analysis, the Company calculated a range of multiples of 7 to 9. These multiples were then applied to the Company’s internally forecasted EBITDA to arrive at an estimated fair value of the reporting unit.

The second approach utilized a discounted cash flow analysis using estimates of the Company’s future cash flows and weighted average cost of capital. The Company estimated its future cash flows using internal budget information based upon independent forecasts of future automotive volumes.

Based upon the Company’s analysis at June 30, 2007, the fair value of its reporting unit exceeded its carrying amount, therefore goodwill was not considered impaired and the second test was unnecessary.

Note E—Other Intangible Assets, Net

Other intangible assets, net, consist of the following (in thousands):

	September 30, 2007			December 31, 2006
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer contracts	$69,030	$(2,535)	$66,495	$24,774	$(974)	$23,800
Technology	6,840	(442)	6,398	6,870	(95)	6,775
Foreign currency impact	6	(6)	—	21	—	21
Legal costs related to patent filing	—	—	—	82	—	82

Other intangible assets, net	$75,876	$(2,983)	$72,893	$31,747	$(1,069)	$30,678

Total amortization expense for all intangible assets for the three- and nine-month periods ended September 30, 2007 was $0.8 million and $1.9 million, respectively. Total amortization expense for all intangible assets for the three- and nine-month periods ended September 30, 2006 was $0.06 million and $0.2 million, respectively.

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

Three and Nine Months Ended September 30, 2007

estimated useful life of the customer contracts was based upon the average life of an automotive platform, along with the estimated likelihood of renewal of existing platforms.

The Company engaged an independent third-party valuation firm to assist with the valuation of the tangible and intangible assets acquired from Arcelor. The initial fair value estimates were received in the third quarter of 2007 and the Company recorded an intangible asset for customer contracts of approximately $44.2 million. As part of the valuation, the estimated useful life of the intangible asset was determined to be 15 years, based upon the average life of an automotive platform and the estimated likelihood of renewal of existing platforms.

Amortization expense for the remaining three months of 2007 is estimated to be $1.3 million. Amortization expense by year is estimated to be as follows (in thousands):

Year Ending December 31,
2008	$5,058
2009	5,058
2010	5,058
2011	5,058
2012	5,058

Note F—Inventories, net

Inventories, net, consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$33,521	$14,161
Work in process	18,799	8,885
Finished goods	35,781	8,630
Reserve for obsolete inventory	(676)	(416)

Inventories, net	$87,425	$31,260

Note G—Long-Term Debt

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

Three and Nine Months Ended September 30, 2007

recognized a loss on debt extinguishment of approximately $3.3 million ($1.9 million net of tax) and recorded the modified debt at the fair value of approximately $36.2 million. In addition, as a result of removing the conversion price reset provision, the Company was no longer required to bifurcate the conversion option as a derivative liability.

Arcelor Subordinated Note

In conjunction with the Arcelor Business transaction, the Company issued Arcelor a $15.0 million subordinated note (“Arcelor Note”). The Arcelor Note currently bears interest at 6.0% and will increase to 7.0% if the Company issues Institutional Debt, as defined in the Arcelor Note. Quarterly payments of interest on the note commence in the first quarter of 2008 and will continue until maturity in August 2012. The Arcelor Note may be prepaid at any time without premium or penalty at the election of the Company. Mandatory repayment is required upon an equity issuance, as defined in the Arcelor Note. As of September 30, 2007, the balance of the Arcelor Note was $15.0 million.

U.S. and Canadian Credit Facility

The Company maintains a $40.0 million revolving credit facility and a $70.0 million term loan through a syndicate of commercial banks (collectively the “Credit Facility”). The Credit Facility matures in October 2011 and is secured by the assets of the Company and its subsidiaries in the U.S. and Canada, excluding those in Mexico and Europe. Quarterly payments of $3.25 million on the term loan commenced in the first quarter of 2007 and will continue until maturity. The Credit Facility accrues interest at either a margin to the prime rate or LIBOR, at the Company’s option. At September 30, 2007, the balances on the revolving credit facility and the term loan were approximately $32.8 million and $60.3 million, respectively. During the third quarter of 2007, the average interest rates on the revolving credit facility and the term loan were 8.15% and 8.31%, respectively.

On May 8, 2007, the Company entered into an agreement with the syndicate of commercial banks for the purpose of amending certain covenants under the Credit Facility for the fiscal quarter ended March 31, 2007, and amending and restating certain quarterly ratios for future periods. The amendment also increased interest rate spreads on both Eurocurrency and Prime-based borrowings by 0.25% to 0.60% until at least December 31, 2007. Absent this amendment, the Company would have been in violation of certain covenants under the Credit Facility as of March 31, 2007. As of September 30, 2007, the Company was not in compliance with all of its covenants under the Credit Facility, but has received a waiver from the syndicate of commercial banks with respect to any defaults based on such non-compliance. This waiver is effective from September 28, 2007 to November 15, 2007, at which date the Company would be in default unless the covenants were formally amended.

The Credit Facility requires that the Company maintain compliance with certain covenants governing the Company’s financial and operating performance, including, but not limited to, a minimum fixed charge coverage ratio, a maximum total debt to EBITDA ratio and a maximum senior debt to EBITDA ratio. In management’s estimation, the Company will not be in compliance with the requirements of these three covenants for the trailing twelve-month period ending December 31, 2007. If the Company is not able to demonstrate compliance with the requirements of these covenants as of December 31, 2007 by either: (i) agreeing with the lenders under the Credit Facility to amend the covenants; (ii) obtaining from such lenders covenant violation waivers; or (iii) repaying the Credit Facility, then the Company will be in default under the Credit Facility. A default would result in, among other things: (A) a requirement by the Company to reclassify an estimated $47.3 million of borrowings under the term loan and any outstanding borrowings on the revolving credit facility from long-term to short-term in its December 31, 2007 Annual Report on Form 10-K; (B) the option of the lenders to declare all outstanding liabilities under the Credit Facility immediately due and payable; (C) the option of the lenders to realize upon the lenders’ security interest in the Company; (D) the option of the

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2007

lenders to deny the Company the right to further borrowing under the revolving credit facility; and (E) the option of the lenders to demand immediate delivery of cash collateral in an amount equal to the outstanding letters of credit under the Credit Facility. In addition, if the lenders under the Credit Facility accelerate the outstanding liabilities thereunder, the Company would also be in a default under the Notes and the holder of the Notes may require the Company to redeem all or any portion of the Notes.

The Company is in discussions with the lenders under the Credit Facility regarding an amendment to the Credit Facility to avoid the expected covenant defaults. The Company is also investigating possible refinancing alternatives. The Company can give no assurance that it will be able to amend or obtain a waiver of the covenants. If the Company is unable to amend or obtain a waiver from compliance with the covenants by the dates stated above, the lenders under the Credit Facility could exercise their remedies against the Company, which would have a material adverse effect on the results of operations, business, assets, and financial condition of the Company.

Mexican Revolving Credit Facility

At September 30, 2007, to finance its Mexican operations (excluding the facility in Silao, Mexico), the Company maintained a $6.7 million revolving credit facility (“Mexican Revolver”) and a $7.9 million term loan (“Mexican Term Loan”) with a commercial bank. These credit facilities were assumed by the Company in connection with the Pullman acquisition. During the third quarter of 2007, the Mexican Revolver was renewed and expanded from a $4.5 million to $6.7 million revolving credit facility and the maturity was extended until December 2007. Of the $6.7 million, $2.2 million has been classified as short-term. Given that the Company has the intent and ability to further renew and extend the maturity of the credit facility, it has recorded the remaining $4.5 million liability as long-term debt in its condensed consolidated balance sheets. At September 30, 2007, the balances of the Mexican Revolver and Mexican Term Loan were approximately $6.7 million and $6.1 million, respectively. The average interest rates on the Mexican Revolver and Mexican Term Loan during the third quarter of 2007 were 8.25% and 8.86%, respectively.

European Credit Facility

On August 31, 2007, the Company, through its subsidiary, Noble European Holdings B.V. (“Noble B.V.”), entered into a €78.0 million term loan (“European Term Loan”) and a €40.0 million revolving credit facility (“European Revolver”) with a commercial bank for the cash portion of the acquisition price for the Arcelor Business and to provide working capital for the Arcelor Business after closing. The European Term Loan is repayable in ten equal, semiannual installments, plus interest, over five years. Both the European Term Loan and the European Revolver bear interest at a floating rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus an initial margin of 1.5% and are secured by the assets of Noble B.V. and its subsidiaries. The margin will fluctuate annually from a minimum of 1.0% to a maximum of 1.8%, depending on, among other things, the ratio of Noble B.V.’s total consolidated debt (excluding subordinated debt) at year end to EBITDA for the year then ended. The European Term Loan and European Revolver are subject to customary financial and other covenants including, but not limited to, a prohibition on the payment of dividends by Noble B.V. and limitations on acquisitions and business combinations by Noble B.V. At September 30, 2007, the balances of the European Revolver and the European Term Loan were approximately $11.1 million and $111.3 million, respectively. The average interest rates on the European Revolver and European Term Loan during the third quarter of 2007 were 5.77% and 5.81%, respectively. The Company is not an obligor or guarantor on the European Revolver and European Term Loan.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2007

Note H—Derivatives and Hedging Activities

To manage interest rate risk, the Company has entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable interest rates. The contracts fix the borrowing rate on floating rate debt to provide an economic hedge against the risk of rising rates. The Company does not enter into derivative transactions for speculative or trading purposes.

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

The Company entered into three derivative contracts during the second quarter of 2007 and one during the third quarter of 2007. Two of the derivative contracts were contingent upon the acquisition of the Arcelor Business, which occurred on August 31, 2007.

U.S. Interest Rate Swap

On April 6, 2007, the Company entered into a three-year interest rate swap transaction with the Bank of Montreal. The swap effectively fixes the LIBOR component at 5.14% on a notional amount of $31.8 million at inception. The notional amount decreases over time so that it is always equal to 50% of the outstanding U.S. term loan principal balance. The Company has designated this derivative as a cash flow hedge, which qualifies for hedge accounting under SFAS 133. Therefore, changes in fair value will be reported as a component of OCI, to the extent that the hedge is effective, until the underlying transaction is recognized in earnings.

As of September 30, 2007, the Company had recorded a loss on the derivative instruments of approximately $0.3 million, pre-tax and after-tax, in Accumulated OCI. The amount of hedge ineffectiveness recorded in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 was not significant. The amounts recorded in Accumulated OCI will be reclassified to interest expense as the Company accrues interest expense on the related debt obligation. As of September 30, 2007, a loss of approximately $0.3 million is expected to be included in interest expense within the next 12 months.

Contingent Hedge of Euro-Denominated Financing

In conjunction with the acquisition of the Arcelor Business, the Company anticipated obtaining Euro-denominated financing. Given the financing would be denominated in Euros and the purchase price is denominated in U.S. Dollars, the Company was exposed to foreign exchange risk until the closing of the acquisition. As a result, on April 5, 2007, the Company entered into a forward foreign exchange transaction with Credit Suisse. The forward contract effectively fixed the exchange rate at 1.332 U.S. Dollars per 1.00 Euro on a notional amount of €78.0 million. This derivative provided an economic hedge, although it did not qualify for hedge accounting treatment under SFAS 133. This derivative was settled upon closing of the Arcelor Business transaction and the Company recorded a loss of approximately $1.0 million and $2.7 million for the three- and nine-month periods ended September 30, 2007, respectively.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2007

Contingent Interest Rate Swap

In conjunction with the acquisition of the Arcelor Business, the Company anticipated obtaining Euro-denominated, variable rate financing. On June 5, 2007, the Company entered into a five-year interest rate swap transaction with BNP Paribas with settlement contingent upon the closing of the Arcelor Transaction. The swap effectively fixed the variable rate component at 4.73% on a notional amount of €39.0 million at inception. The notional amount decreased over time so that it was always equal to 50% of the outstanding principal balance. This derivative provided an economic hedge of interest rates, although it did not qualify for hedge accounting treatment under SFAS 133. This derivative expired on August 15, 2007 and the Company recorded a loss of approximately $0.4 million and $0.3 million for the three- and nine-month periods ended September 30, 2007, respectively.

Europe Interest Rate Swap

On September 28, 2007, the Company, through its subsidiary Noble B.V., entered into a 56-month interest rate swap transaction with BNP Paribas which is effective after the first principal payment on the European Term Loan on December 31, 2007. The swap effectively fixes the EURIBOR component at 6.14% on a notional amount of €35.1 million at inception. The notional amount of the swap will decrease proportionately with the outstanding balance on the loan as principal payments are made. The Company has designated this derivative as a cash flow hedge which qualifies for hedge accounting under SFAS 133. Therefore, changes in fair value will be reported as a component of OCI, to the extent that the hedge is effective, until the underlying transaction is recognized in earnings.

The fair value of all derivative financial instruments recorded in the consolidated balance sheet as assets and liabilities as of September 30, 2007 is as follows (in thousands):

Current liabilities	$48
Non-current liabilities	216

Total Liabilities	$264

Note I—Investments in Affiliates and Related-Party Transactions

WISCO Noble (Wuhan) Laser Welding Technology Co., Ltd.

WISCO Noble (Wuhan) Laser Welding Technology Co., Ltd. (the “Joint Venture”) was formed as a 50/50 joint venture between Noble Metal Processing Asia Limited and WISCO Jiangbei Steel Processing and Logistics Co., Ltd. During the second and third quarters of 2007, the Company made investments of $0.2 million and $1.1 million, respectively, in the Joint Venture. The Company applies the equity method of accounting for this investment. The Joint Venture has not commenced operations, and no other transactions have occurred.

S.E.T. Enterprises, Inc. (“SET”)

SET is a privately-owned, qualified minority business enterprise which provides metal processing services to original equipment manufacturers and Tier I suppliers. During the fourth quarter of 2005, the Company recognized a $7.9 million impairment charge related to a $0.3 million investment in common stock and a $7.6 million investment in the preferred stock of SET. The impairment was based upon management’s estimate of the fair value of these investments using a discounted cash flow model and other fair value tools in conjunction with SET’s current and projected financial performance at that time.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2007

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

As of September 30, 2007 and December 31, 2006, the Company owned 4% of the outstanding common stock of SET and 100% of the non-convertible, non-voting, preferred stock of SET, with a face value of $10.0 million.

The Company accounts for its investment in SET common equity under the equity method of accounting and accounts for its investment in SET preferred stock under the cost method of accounting. The Company’s carrying values of its investments in SET are as follows (in thousands):

	September 30, 2007	December 31, 2006
Preferred stock	$1,501	$1,950

In accordance with EITF No. 98-13 “Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee,” and given that the Company’s carrying value of its investment in SET common stock is zero, the Company reduces the carrying value of its investment in SET preferred stock for its share of equity method losses. During the first, second, and third quarters of 2007, the Company reduced the carrying value of its investment in SET preferred stock by $0.2 million, $0.1 million, and $0.2 million, respectively, based upon a percentage of SET’s net loss in the same periods.

The Company also guarantees $3.0 million of SET’s senior debt. This guarantee will be reduced $0.5 million on a quarterly basis beginning in the first quarter of 2008. Pursuant to the guidance in FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other” (“FIN 45”), the Company does not carry a liability for this guarantee at September 30, 2007.

SET provides the Company with blanking services, and the Company leases certain equipment and manufacturing floor space to SET. The Company also provides SET with certain sales and marketing, operational, financial and administrative services under a services agreement with SET in exchange for a fee of $0.6 million per year. In addition, in exchange for the services, the services agreement provides for the Company to be paid 15% of SET’s income before taxes in excess of $1.0 million during any fiscal year. No amounts were recognized under this additional provision during the three- and nine-month periods ended September 30, 2007 and 2006. The services agreement is cancellable at any time upon 60 days notice by SET after the Company’s investment in SET’s preferred stock has been repurchased by SET or transferred to a third party. In addition, the Company provides certain information technology services to SET in exchange for an annual payment of $0.2 million. This agreement is cancellable at any time by SET.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2007

The following table summarizes the transactions that occurred with SET (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Purchases – blanking services	$1,343	$1,176	$4,416	$4,124
Preferred stock dividends received	424	152	1,576	152
Management fee income	155	—	616	—
Lease income – equipment and building	297	264	895	915
Services income	60	45	180	165
Other expenses invoiced to SET	189	134	624	462

The following table summarizes the balances outstanding with SET (in thousands):

	September 30, 2007	December 31, 2006
Accounts receivable	$254	$9
Accounts payable	792	383

Arcelor S.A.

In conjunction with the Arcelor Transaction, Arcelor received shares of the Company’s common stock representing approximately 40% of the Company’s outstanding shares. As part of the Arcelor Transaction, Arcelor agreed to provide the Company with transition services, steel supply and related services. See “Note C – Acquisitions” for a description of the terms of these agreements.

The following table summarizes the transactions that occurred with Arcelor (in thousands):

Three and Nine Months Ended September 30, 2007
Sales	$32,397
Purchases of steel	26,760
Services expense	1,467
Management fee expense	109
Lease expense – equipment and building	84
Other expenses invoiced by Arcelor	25

The following table summarizes the balances outstanding with Arcelor (in thousands):

September 30, 2007
Accounts receivable	$52,994
Accounts payable	42,953

Note J—Income Taxes

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

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2007

The Company’s gross unrecognized tax benefits as of January 1, 2007 included $0.4 million of which represented tax positions that, if unrecognized, would impact its effective tax rate.

The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal and state tax returns, the statute of limitations remains open for 2002 and following years. The major foreign jurisdictions in which the Company operates include Canada, Mexico, Australia, Belgium, Germany, France, United Kingdom, and Spain. The statute of limitations remains open in these jurisdictions from 2000 onwards. Additionally, Mexico may have an additional five years open for entities with reported losses.

In the third quarter of 2007, the Company recorded a $3.1 million change in currency and long-term tax liabilities. The changes are primarily attributable to $1.3 million relating to a tax return that has become statute barred in the third quarter of 2007 and $1.8 million relating to the satisfactory resolution of an audit by the U.S. Internal Revenue Service. The nature of these uncertain tax positions pertain to losses claimed in relation to loans and investments in foreign subsidiaries. The effect on operations amounts to less than $0.1 million of accrued interest as the remaining amount was offset to goodwill.

The Company has accrued interest and penalties related to unrecognized tax benefits based upon the statutes as outlined in the applicable government regulations. The accrued interest and penalties were added to interest expense consistent with the Company’s policy.

Note K—Geographic Information

The Company currently classifies operations into one industry segment and is presently evaluating its organizational structure due to the recent Arcelor Transaction. The following tables identify the breakdown of the Company’s net sales by geographic location (which are classified based upon region of production) and long-lived assets by geographic location, which consist primarily of fixed assets and intangible assets including goodwill (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales	2007	2006	2007	2006

North America	$162,145	$88,761	$496,009	$297,782
Europe and rest of world	49,801	4,409	58,665	5,379

Total	$211,946	$93,170	$554,674	$303,161

Long-Lived Assets			September 30, 2007	December 31, 2006

North America			$220,983	$214,931
Europe and rest of world			264,662	1,066

Total			$485,645	$215,997

Note L—Share-Based Compensation

Total share-based compensation expense for the three-month periods ended September 30, 2007 and 2006 was $0.3 million ($0.2 million net of tax) and $0.04 million ($0.03 million net of tax), respectively. Total share-based compensation expense for each of the nine-month periods ended September 30, 2007 and 2006 was $0.7 million ($0.5 million net of tax). An income tax benefit of $0.2 million was recognized as a result of permanent

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2007

differences related to stock option exercises during each of the nine-month periods ended September 30, 2007 and 2006.

2006 Executive Stock Appreciation Rights Plan

The Company’s 2006 Executive Stock Appreciation Rights Plan (“2006 SAR Plan”) provides for the grant of cash awards based upon the increase in the value of the Company’s common stock from the date of grant through the date of exercise. There are 750,000 Stock Appreciation Rights (“SARs”) authorized under the 2006 SAR Plan and, at September 30, 2007, there were 400,000 SARs outstanding. The Company classifies the SARs as a liability award and measures the liability for the award each period until settlement. Compensation cost for each period is based upon the change in the fair value of the SARs for each reporting period and the percentage of the award that is vested. The weighted-average fair value of these SARs is estimated to be $6.89 per SAR at September 30, 2007 using the Hull-White Enhanced SFAS No. 123(R) Model using weighted-average assumptions as follows:

Risk-free rate	4.2%
Dividend yield	1.5%
Estimated volatility	39.9%
Expected term (years)	2.2
Exercise price	$17.16

The estimated volatility is based upon historical volatility. The expected term is based upon a four-year graded vesting period and the assumption that SARs will be exercised when the Company’s stock price is at a 20% premium to the exercise price. The fair value of the SARs is amortized to compensation expense on a straight-line basis over the four-year vesting period. The SARs expire ten years after the expiration of each graded vesting period. Compensation expense for the three-month periods ended September 30, 2007 and 2006 was $0.2 million and $0.02 million, respectively. Compensation expense for the nine-month periods ended September 30, 2007 and 2006 was $0.5 million and $0.08 million, respectively. The liability for the SARs as of September 30, 2007 was $0.9 million. Additional compensation expense of approximately $1.9 million is expected to be recognized over the remaining vesting period of approximately three years, based upon the fair value at September 30, 2007.

2001 Stock Incentive Plans

The Company’s 2001 Employee Stock Incentive Plan and Non-Employee Director Stock Incentive Plan (together, the “2001 Stock Incentive Plans”) allow for the issuance of up to 900,000 shares of the Company’s common stock. As of September 30, 2007, 583,898 shares are eligible to be granted under the 2001 Stock Incentive Plans.

In June 2007, the Company instituted a stock matching program which provided executives with grants of restricted stock under the 2001 Employee Stock Incentive Plan. In connection with the restricted stock awards, each of the executives entered into a Restricted Stock Award Agreement with the Company. Each Restricted Stock Award Agreement, in addition to certain other provisions, provides that the executive receive one share of common stock (the “Matched Shares”) for every two shares of common stock that the executive purchases under the 2001 Employee Stock Incentive Plan (the “Purchased Shares”), subject to certain maximums. During the nine-month period ended September 30, 2007, there were 71,074 shares purchased at $19.98 per share, which was the seven day average of the closing price of the common stock of the Company, as listed on the NASDAQ National Market, preceding the date of grant. The grant date fair value of the Purchased Shares was $20.44 per share and the Company recognized approximately $0.1 million of compensation expense during the nine-month

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2007

period ended September 30, 2007 related to the Purchased Shares. During the nine-month period ended September 30, 2007, there were 35,536 Matched Shares awarded, which, among other things, are subject to a two-year vesting period that requires that the executive remain employed by the Company. The Matched Shares cliff vest at the end of the two-year period. In the event of a “change in control” of the Company (as defined in the 2001 Employee Stock Incentive Plan), any unvested shares will immediately vest. As of September 30, 2007, there was approximately $0.6 million of total unrecognized compensation expense related to non-vested Matched Shares granted under the 2001 Employee Stock Incentive Plan. This expense is expected to be recognized over a two-year period.

The Company issued 10,832 shares of common stock during the nine-month period ended September 30, 2007 and recorded compensation expense of $0.1 million related to the Non-Employee Director Stock Incentive Plan. The shares issued during the nine-month period ended September 30, 2007 were granted fully vested and without restriction. At the date of grant, the per share fair-value of shares issued in the nine-month period ended September 30, 2007 was $17.95.

The Company issued 25,258 shares of common stock during the nine-month period ended September 30, 2006 and recorded compensation expense of $0.3 million for the 2001 Stock Incentive Plans. The shares issued during the nine-month period ended September 30, 2006 were granted fully vested, but held a one- to three-year trading restriction. The Company incorporated this trading restriction in the estimate of the fair value of the stock issued. Based upon a restricted stock valuation study, the Company concluded that it was reasonable to discount the market value of these shares by 25% for a two-year trading restriction and 12.5% for a one-year trading restriction. The Company applied this percentage to the grant date fair value of an unrestricted share to arrive at the fair value of a restricted share. At the date of grant, the per share weighted average fair-value of shares issued in the nine-month period ended September 30, 2006 was estimated to be $12.42, which incorporated any trading restrictions into the estimation of fair value.

1997 Stock Option Plan

The Company’s 1997 Stock Option Plan provides for the grant of non-qualified stock options to employees, officers, directors, consultants and independent contractors, as well as for the grant to employees of qualified stock options. The 1997 Stock Option Plan has a ten-year term and 700,000 shares of the Company’s common stock have been reserved for issuance. There are 33,927 options eligible for grant under the 1997 Stock Option Plan as of September 30, 2007 due to forfeitures in 2006. A summary of the status of the 1997 Stock Option Plan, and the changes during the nine-month period ended September 30, 2007, are as follows:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding 12/31/06 (119,426 exercisable)	119,426	$9.04	$1,293
Exercised	(48,500)	7.88	527
Forfeited	(33,927)	14.73	N/A

Outstanding 9/30/07 (36,999 exercisable)	36,999	5.33	591

The Company received $0.02 million and $0.4 million from the issuance of new shares for stock options exercised during the three- and nine-month periods ended September 30, 2007, respectively. Stock options outstanding and exercisable at September 30, 2007 have a weighted-average contractual life of 0.63 years. The following is a summary of the exercise prices for stock options that are outstanding and exercisable at September 30, 2007:

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2007

Exercise Price	Outstanding and Exercisable Stock Options	Weighted-Average Exercise Price
$5.33	36,999	$5.33

As of December 31, 2006, all stock options granted were fully vested under the 1997 Stock Option Plan; therefore, no compensation expense has been recorded in 2007. The 1997 Stock Option Plan expires on November 24, 2007.

2007 Stock Option Plan

In August 2007, the Company’s shareholders approved the 2007 Stock Option Plan. Under the 2007 Stock Option Plan, the Company may grant options to purchase shares of its common stock to full-time key employees and non-employee directors whose judgment, initiative and efforts are, or are expected to be, important to the successful conduct of the Company’s business. The Company anticipates that approximately 400 individuals will be eligible to participate in the 2007 Stock Option Plan, including nine non-employee directors. The maximum aggregate number of shares of common stock that may be made subject to awards under the 2007 Stock Option Plan is 1.0 million. Any shares that are subject to an award but are (i) not issued because the terms and conditions of the award are not met, (ii) used for payment of the exercise price of an option or (iii) withheld by us to satisfy tax withholding will become available again for use under the 2007 Stock Option Plan. No participant in the 2007 Stock Option Plan may be granted options with respect to more than 100,000 shares of common stock in any calendar year. The 2007 Stock Option Plan has a ten-year term, and as of September 30, 2007 no options have been granted.

Note M—Mexican Employee Benefit Plans

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

Projected benefit obligation as of December 31, 2006	$659
Assets	—

Net amounts recognized	659
Expense, January 1 through September 30, 2007	95

Estimated benefit obligation as of September 30, 2007	$754

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2007

The principal assumptions used to determine the Mexican Benefit Plans’ actuarial value of the projected benefit obligation and expense for 2007 were as follows:

Inflation rate	3.5%
Discount rate (net of inflation)	4.8%
Rate of increase in compensation levels (net of inflation):
Hourly	0.5%
Salary	1.0%
Dismissal rate (as a percent of terminations)	20.0%

Note N—Commitments and Contingencies

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

As of September 30, 2007, the Company guaranteed $3.0 million of SET’s senior debt. This guarantee is reduced $0.5 million on a quarterly basis beginning in the first quarter of 2008. Pursuant to the guidance in FIN 45, the Company does not carry a liability for this guarantee at September 30, 2007.

Note O—Subsequent Events

Amendment of Credit Facility

The Company maintains a $40.0 million revolving credit facility and a $70.0 million term loan through a syndicate of commercial banks (collectively the “Credit Facility”). On November 2, 2007, the Company entered into a fifth amendment with the syndicate of commercial banks which modified the Credit Facility to, among other things, (i) permit the Company to request that the Credit Facility to be increased by $10.0 million, (ii) revise the levels of certain financial covenants and ratios, (iii) add and delete certain financial covenants, and (iv) revise the margins and fees in a manner that, among other things, increases interest rate spreads on both Eurocurrency and Prime-based borrowings by 0.50% until at least December 31, 2007. The fifth amendment and modifications set forth therein were effective as of November 2, 2007.

Plant Closures

On November 7, 2007, the Company announced to its employees its decision to close two of its manufacturing facilities, one located in Holt, Michigan employing approximately 50 employees and one located in South Haven, Michigan employing approximately 200 employees. The Company will relocate certain production from those facilities to other existing facilities. The closing of these facilities is intended to optimize synergies among product lines, reduce excess capacities across our facilities and improve logistical efficiencies. Each of these facilities was acquired in connection with acquisitions completed in the past 13 months. The Company expects to complete the closure of the Holt facility during the second quarter of 2008 and the South Haven West facility during the fourth quarter of 2008.

Noble International, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2007

In connection with the closure of the Holt facility, the Company currently estimates it will incur $4.9 million of total cash outlays, consisting of: $2.2 million for capital expenditures at the facilities that will absorb production from Holt, $0.5 million for employee termination benefits and $2.2 million for relocation and infrastructure costs. The Company estimates $2.7 million of the above total cash outlay will be recorded in the income statement by the end of the 2008 fiscal year. The aforementioned $2.2 million of capital will be recorded in the Company’s income statement as depreciation expense dependent on each asset’s estimated useful life. The Company estimates the closure costs will be offset by cost savings of $1.4 million by the end of the 2008 fiscal year and will generate $0.8 million of annual cost savings beginning in the 2009 fiscal year.

In connection with the closure of the South Haven West facility, the Company currently estimates it will incur $6.7 million of total cash outlays, consisting of: $1.7 million for capital expenditures at the facilities that will absorb production from South Haven West, $1.0 million for employee termination benefits, $1.5 million for manufacturing costs primarily related to inventory build up and $2.5 million for relocation and infrastructure costs. The Company estimates $5.0 million of the above total cash outlay will be recorded in the income statement by the end of the 2008 fiscal year. The aforementioned $1.7 million of capital will be recorded in the Company’s income statement as depreciation expense dependent on each asset’s estimated useful life. The Company has taken a $0.6 million charge in the third quarter of 2007 relating to relocation expenses. The Company estimates the closure costs will be partially offset by cost savings of $2.6 million by the end of the 2008 fiscal year and will generate $2.8 million of annual cost savings beginning in the 2009 fiscal year.

Pursuant to the terms of the Share Purchase Agreement dated as of March 15, 2007 between the Company and Arcelor, the Company expects to be reimbursed by Arcelor for up to $1.3 million of the foregoing costs relating to the closure of the Holt facility. The actual closure costs incurred for each facility and any cost savings will not be known until the Company has finalized the details of, and implements, its closure plan and receives reimbursement from Arcelor.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Noble International, Ltd. (“we,” “us,” “our,” “Noble” or the “Company”), through its subsidiaries, is a full-service provider of 21st Century Auto Body Solutions® primarily to the automotive industry. We utilize laser-welding, roll-forming, and other technologies to produce flat, tubular, shaped and enclosed formed structures used by original equipment manufacturers (“OEMs”) or their suppliers in automobile body applications, including doors, fenders, body side panels, pillars, bumpers, door beams, load floors, windshield headers, door tracks, door frames, and glass channels.

On August 31, 2007, we acquired substantially all of the tailor laser-welded blank business conducted by Arcelor S.A., a Luxembourg corporation (“Arcelor”), and its affiliates in Europe, India, China and the U.S. (the “Arcelor Business”). Results of operations for the Arcelor Business are included in our financial statements beginning September 1, 2007.

Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A section included in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (“SEC”).

Net Sales. Net sales for the three months ended September 30, 2007 were $211.9 million, an increase of $118.8 million, or 127.5%, compared to the same period in 2006. Net sales for the nine months ended September 30, 2007 were $554.7 million, an increase of $251.5 million, or 83.0%, compared to the same period in 2006. The increase of $67.4 million and $187.3 million in sales for the three- and nine-month periods ended September 30, 2007, respectively, was attributable primarily to the roll-forming programs from our acquisition of Pullman Industries, Inc. (“Pullman”) in the fourth quarter of 2006 and an increase of $47.4 million attributable to the Arcelor Business acquisition in the third quarter of 2007. The additional increase of $3.9 million and $16.9 million in sales for the three- and nine-month periods ended September 30, 2007, respectively, was due to a combination of new laser-welding programs launched during the first nine months of 2007, marginally higher light vehicle productions volumes and higher steel prices. Net Sales for the three months ended September 30, 2006 were impacted by the resolution of certain outstanding commercial matters which increased revenue by $1.6 million.

Cost of Sales. Cost of sales for the three-month period ended September 30, 2007 was $200.7 million, an increase of $115.5 million, or 135.5%, compared to the same period in 2006. Cost of sales for the nine-month period ended September 30, 2007 was $515.8 million, an increase of $242.5 million, or 88.7%, compared to the same period in 2006. Cost of sales as a percentage of net sales increased to 94.7% for the three-month period ended September 30, 2007 from 91.5% in the same period in 2006. Cost of sales as a percentage of sales increased to 93.0% for the nine-month period ended September 30, 2007 from 90.2% for the same period in 2006. The increase in Cost of Sales for the three- and nine-month periods ended September 30, 2007 was mainly due to the inclusion of Pullman ($65.0 million and $178.1 million, respectively) and the Arcelor Business acquisition ($45.2 million). The remaining increase for the three- and nine-month periods ended September 30, 2007 is attributable to start-up costs in our new Tonawanda, New York facility ($0.4 million and $0.8 million, respectively), costs related to the labor strike at General Motors ($0.4 million) and a terrorist attack on a gas pipeline in Mexico, and higher steel prices.

Gross Margin. Gross margin for the three-month period ended September 30, 2007 was $11.2 million, an increase of $3.3 million, or 41.4%, compared to the same period in 2006. Gross margin for the nine-month period ended September 30, 2007 was $38.8 million, an increase of $9.0 million, or 30.1%, compared to the same period in 2006. Gross margin as a percentage of net sales decreased to 5.3% for the three-month period ended September 30, 2007 from 8.5% in the same period in 2006. Gross margin as a percentage of net sales decreased to 7.0% for the nine-month period ended September 30, 2007 from 9.8% in the same period in 2006. Gross margin for the three-month period ended September 30, 2007 was negatively impacted by $3.2 million of launch costs and launch-related inefficiencies on certain new roll-forming programs, $0.6 million of costs related to the planned closure of one roll-forming facility, start up costs in our new Tonawanda, New York facility, costs related to the labor strike at General Motors and a terrorist attack on a gas pipeline in Mexico. Gross margin for the nine-month period ended September 30, 2007 was negatively impacted by $12.6 million of launch costs and launch-related inefficiencies on certain new roll-forming programs, start up costs in our new Tonawanda, New York facility, the General Motors labor strike and the gas pipeline terrorist attack in Mexico. In addition to these isolated costs, the additional decline in gross margin percentage can be attributed to higher steel content as a percentage of sales on laser welding programs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the three-month period ended September 30, 2007 was $10.8 million, an increase of $6.8 million, or 166.2%, compared to the same period in 2006. SG&A for the nine-month period ended September 30, 2007 was $26.1 million, an increase of $12.8 million, or 95.8%, compared to the same period in 2006. For the three- and nine-month periods ended September 30, 2007, SG&A as a percentage of net sales (5.1% and 4.7%, respectively) increased compared to the three- and nine-month periods ended September 30, 2006 (4.4% and 4.4%, respectively). The increase in SG&A was mainly due to the inclusion of Pullman ($3.1 million and $8.9 million, respectively) and the Arcelor Business ($1.9 million) in our results of operations for the three- and nine-month periods ended September 30, 2007. The remaining increase of $1.8 million and $2.0 million for the three- and nine-month periods ended September 30, 2007, respectively, was driven by additional staffing to support growth.

Operating Profit. Operating profit for the three-month period ended September 30, 2007 was $0.4 million, a decrease of $3.5 million, or 89.5%, compared to the same period in 2006. Operating profit for the nine-month period ended September 30, 2007 was $12.8 million, a decrease of $3.8 million, or 22.9%, compared to the same period in 2006. Operating profit as a percentage of net sales for the three months ended September 30, 2007 was 0.2%, compared to 4.2% for the same period in 2006. Operating profit as a percentage of net sales for the nine months ended September 30, 2007 was 2.3%, as compared to 5.5% for the same period in 2006. The reasons for the changes in operating profit for the three- and nine-month periods ended September 30, 2007 are due to the factors discussed above in Cost of Sales and Selling, General and Administrative Expenses.

Interest Income. Interest income for the three-month period ended September 30, 2007 was $0.1 million, a decrease of $0.3 million compared to the same period in 2006. Interest income for the nine-month period ended September 30, 2007 was $0.2 million, a decrease of $0.8 million compared to the same period in 2006. Interest income decreased due to the overall decrease in our cash available as a result of the acquisition of Pullman in the fourth quarter of 2006 and the Arcelor Business in the third quarter of 2007.

Interest Expense. Interest expense for the three-month period ended September 30, 2007 was $4.0 million, an increase of $3.3 million compared to the same period in 2006. Interest expense for the nine-month period ended September 30, 2007 was $10.1 million, an increase of $7.9 million compared to the same period in 2006. The higher interest expense was primarily related to the additional debt incurred pursuant to the Pullman acquisition and the acquisition of the Arcelor Business in the third quarter of 2007.

Loss on Extinguishment of Debt. As a result of the amendments made to our $32.5 million Amended and Restated Convertible Subordinated Notes (“Notes”) during the first quarter of 2007, we determined that a debt extinguishment had occurred and recognized a loss on debt extinguishment of approximately $3.3 million during the nine-month period ended September 30, 2007.

Net Loss on Derivative Instruments. During the second quarter of 2007, we entered into three derivative transactions, two of which were contingent upon the acquisition of the Arcelor Business. We determined that while our contingent dertivative instruments provided economic hedges, they did not qualify for hedge accounting treatment. Accordingly, we recorded the gains and losses on these derivative instruments in our statement of operations and recognized net losses of approximately $1.3 million and $3.0 million for the three-

and nine-month periods ended September 30, 2007, respectively. See “Item 1: Financial Statements; Notes to Condensed Consolidated Financial Statements (Unaudited) – Note H “Derivatives and Hedging Activities” for additional information.

Other, net. Other, net for the three-month period ended September 30, 2007 decreased $0.7 million from net income of $0.6 million in 2006 to net expense of $0.1 million in 2007. Other, net for the nine-month period ended September 30, 2007 increased $0.6 million from net income of $0.3 million in 2006 to net income of $0.9 million in 2007. Other, net for the three-month period ended September 30, 2007 included dividend income of $0.4 million and management fee income of $0.2 million from S.E.T. Enterprises, Inc. (“SET”) offset by foreign currency losses of $0.5 million and equity investments losses from SET of $0.2 million. Other, net for the three-month period ended September 30, 2006 included a foreign currency gain of $0.1 million, dividend income of $0.2 million and a $0.5 million gain from the reversal of a potential liability favorably resolved at our Mexican operations, offset by a loss on the redemption of $7.5 million of the convertible subordinated notes of $0.2 million. Other, net for the nine-month period ended September 30, 2007 included dividend income of $1.6 million and management fee income of $0.6 million from SET, offset by equity investment losses from SET of $0.5 million and foreign currency losses of $0.8 million. Other, net for the nine-month period ended September 30, 2006 included dividend income of $0.2 million and a $0.5 million gain from the reversal of a potential liability favorably resolved at our Mexican operations, offset by foreign currency losses of $0.1 million and a loss on the redemption of $7.5 million of the Notes of $0.2 million.

Income Tax (Benefit) Expense. Income tax (benefit) expense for the three-month periods ended September 30, 2007 and 2006 was ($1.5) million and $1.2 million, respectively. Income tax (benefit) expense for the nine-month periods ended September 30, 2007 and 2006 was ($1.3) million and $5.0 million, respectively. A tax benefit of $1.4 million was recorded on the loss from extinguishment of debt during the first quarter of 2007 in connection with our amendment of the Notes. Excluding this tax benefit, the effective tax rate for the nine-month period ended September 30, 2007 was 12%, compared to 32% for the nine-month period ended September 30, 2006. The decrease in the effective tax rate for the nine-month period ended September 30, 2007 was due to a decrease in foreign taxes at facilities that were purchased as part of the Arcelor Business acquisition, an increase in research and development credits available and the release of the valuation allowance on our investment in SET, offset by an increase in state taxes at facilities that were purchased as part of the Pullman acquisition.

Minority Interest. Minority interest represents our partner’s 49% share of the net earnings from the Silao facility in Mexico. Minority interest for the three- and nine-month periods ended September 30, 2007 was $0.2 million and $0.7 million, respectively. Minority interest for the three- and nine-month periods ended September 30, 2006 was $0.5 million and $0.7 million, respectively.

Net (Loss) Income. As a result of the foregoing factors, our net loss for the three-month period ended September 30, 2007 was $3.5 million, a decrease of $6.0 million, or 245.0%, compared to the same period in 2006. Net losses for the nine-month period ended September 30, 2007 were $1.9 million, a decrease of $11.9 million, or 118.9%, compared to the same period in 2006.

Liquidity and Capital Resources

Our cash requirements have historically been satisfied through a combination of cash flow from operations, equity and debt financings. Working capital needs and capital equipment requirements in our operations have increased as a result of our growth and are expected to continue to increase. Anticipated increases in required working capital and capital equipment expenditures are expected to be met from our cash flow from operations, equity issuances and debt financing. As of September 30, 2007, we had net working capital of $73.3 million, and we expect capital expenditures to be approximately $12.2 million during the last quarter of 2007.

Net cash provided by operating activities was $15.8 million and $6.7 million for the nine-month period ended September 30, 2007 and 2006, respectively. The $9.1 million increase was due to an increase in net earnings adjusted for non-cash items of $1.7 million and changes in operating assets and liabilities of $7.4 million. The overall increase was driven by incremental cash from growth activities and our active working capital management.

Net cash used in investing activities was $130.4 million and $8.3 million for the nine-month periods ended September 30, 2007 and 2006, respectively. The use of cash in 2007 was primarily the result of the acquisition of the Arcelor Business of $109.4 million. Capital expenditures related to ongoing operations were $19.9 million and $8.9 million for the nine-month periods ending 2007 and 2006, respectively. In 2006, we had additional cash inflows from investing related to the collection of notes receivable. In 2007, we made an investment of $1.3 million in WISCO Noble (Wuhan) Laser Welding Technology Co., Ltd. See “Item 1: Financial Statements; Notes to Condensed Consolidated Financial Statements (Unaudited) – Note I “Investments in Affiliates and Related-Party Transactions” for additional information.

Net cash received from financing activities for the nine-month period ended September 30, 2007 was $117.5 million. This receipt of cash was mainly due to borrowing necessary to fund the acquisition of the Arcelor Business of $117.1 million. In addition, we had net borrowings on our U.S. credit facility of $5.9 million, dividend payments of $4.1 million and net payments on our Mexican debt of $2.4 million. Net cash used in financing activities for the nine-month period ended September 30, 2006 was $9.8 million. This use of cash was primarily the result of the redemption of the Notes of $7.5 million and payment of dividends of $3.2 million offset by the receipt of cash related to the issuance of common stock of $0.2 million, net borrowings on long-term debt at our Mexico facility of $0.5 million and a tax benefit from share based-payments of $0.2 million.

At September 30, 2007, to finance our U.S. and Canadian operations, we maintained a $40.0 million revolving credit facility and a $70.0 million term loan through a syndicate of commercial banks (collectively, the “Credit Facility”). The Credit Facility matures in October 2011 and is secured by the assets of Noble and its subsidiaries in the U.S. and Canada, excluding those in Mexico and Europe. Quarterly payments of $3.25 million on the term loan commenced in the first quarter of 2007 and will continue until maturity. The Credit Facility accrues interest at either a margin to the prime rate or LIBOR, at our option. During the third quarter of 2007, the average interest rates on the revolving credit facility and the term loan were 8.15% and 8.31%, respectively. As of September 30, 2007, there was approximately $32.8 million outstanding on the revolving credit facility and $60.3 million on the term loan.

The Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on debt, consolidations, mergers, and sales of assets, and bank approval on acquisitions over $15.0 million. On May 8, 2007, we entered into an agreement with the syndicate of commercial banks for the purpose of amending certain covenants under the Credit Facility for the fiscal quarter ended March 31, 2007, and amending and restating certain quarterly ratios for future periods. The amendment also increased interest rate spreads on both Eurocurrency and Prime-based borrowings by 0.25% to 0.60% until at least December 31, 2007. Absent this amendment, we would have been in violation of certain covenants under the Credit Facility as of March 31, 2007. As of September 30, 2007, we were not in compliance with all of our covenants under the Credit Facility, but have received a waiver from the syndicate of commercial banks with respect to any defaults based on such non-compliance. This waiver is effective from September 28, 2007 to November 15, 2007, at which date the Company would be in default unless the covenants were formally amended.

The Credit Facility requires that we maintain compliance with certain covenants governing our financial and operating performance, including, but not limited to, a minimum fixed charge coverage ratio, a maximum total debt to EBITDA ratio and a maximum senior debt to EBITDA ratio. In management’s estimation, we will not be in compliance with the requirements of these three covenants for the trailing twelve-month period ending December 31, 2007. If we are not able to demonstrate compliance with the requirements of these covenants as of December 31, 2007 by either: (i) agreeing with the lenders under the Credit Facility to amend the covenants; (ii) obtaining from such lenders covenant violation waivers; or (iii) repaying the Credit Facility, then we will be in default under the Credit Facility. A default would result in, among other things: (A) a requirement by us to reclassify an estimated $47.3 million of borrowings under the term loan and any outstanding borrowings on the revolving credit facility from long-term to short-term in our December 31, 2007 Annual Report on Form 10-K; (B) the option of the lenders to declare all outstanding liabilities under the Credit Facility immediately due and payable; (C) the option of the lenders to realize upon the lenders’ security interest in Noble; (D) the option of the lenders to deny us the right to further borrowing under the revolving credit facility; and (E) the option of the lenders to demand immediate delivery of cash collateral in an amount equal to the outstanding letters of credit under the Credit

Facility. In addition, if the lenders under the Credit Facility accelerate the outstanding liabilities thereunder, we would also be in a default under the Notes and the holder of the Notes may require us to redeem all or any portion of the Notes.

We are in discussions with the lenders under the Credit Facility regarding an amendment to the Credit Facility to avoid the expected covenant defaults. We are also investigating possible refinancing alternatives. We can give no assurance that it will be able to amend or obtain a waiver of the covenants. If we are unable to amend or obtain a waiver from compliance with the covenants by the dates stated above, the lenders under the Credit Facility could exercise their remedies against us, which would have a material adverse effect on the results of operations, business, assets, and financial condition of the Company.

On November 2, 2007, we entered into a fifth amendment with the syndicate of commercial banks which modified the U.S. Revolver and the U.S. Term Loan to, among other things, (i) permit us to request that the Credit Facility be increased by $10.0 million, (ii) revise the levels of certain financial covenants and ratios, (iii) add and delete certain financial covenants, and (iv) revise the margins and fees in a manner that, among other things, increases interest rate spreads on both Eurocurrency and Prime-based borrowings by 0.50% until at least December 31, 2007. The fifth amendment and modifications set forth therein were effective as of November 2, 2007.

We also have $32.5 million of convertible subordinated notes (“Notes”) which, per the terms of the October 2006 amendment, carried an interest rate of 6% per annum and an initial conversion price per share of $18.50. This conversion price was subject to a mandatory reset to 125% of the 45-day trailing average closing common stock price at July 1, 2007. The Notes mature in October 2011, and we have certain redemption call rights in October 2009. On January 10, 2007, we and the holders of our Notes amended the Notes to fix the conversion price per share of the Notes at $19.50 over the term of the Notes and to remove the conversion price reset provision that would have been effective July 1, 2007. The annual interest rate was increased from 6% to 8%. In addition, prior to the amendment in January 2007, the terms of the Notes gave us the right to call the Notes after three years if our common stock was trading at an amount at least 140% of the conversion price for a specified period of time. Pursuant to the January 2007 amendment, this call premium was reduced from 140% to 120%. See “Item 1: Financial Statements; Notes to Condensed Consolidated Financial Statements (Unaudited) – Note G “Long-Term Debt; Amended and Restated Convertible Subordinated Notes” for additional information.

At September 30, 2007, to finance our Mexican operations (excluding the facility in Silao, Mexico), we maintained a $6.7 million revolving credit facility (“Mexico Revolver”) and a $7.9 million term loan (“Mexico Term Loan”) with a commercial bank. These credit facilities were assumed by us in connection with the Pullman acquisition. During the third quarter of 2007, the Mexico Revolver was renewed and expanded from a $4.5 million to $6.7 million revolving credit facility and the maturity was extended until December 2007. Of the $6.7 million, $2.2 million has been classified as short-term. Given that we have the intent and ability to further renew and extend the maturity, we have recorded the remaining $4.5 million liability as long-term debt in our condensed consolidated balance sheets. The Mexico Revolver and Mexico Term Loan accrue interest at the prime rate and LIBOR plus 3.5%, respectively. During the third quarter of 2007, the average interest rates on the Mexico Revolver and Mexico Term Loan were 8.25% and 8.86%, respectively. As of September 30, 2007, there was approximately $6.7 million outstanding on the Mexico Revolver and $6.1 million outstanding on the Mexico Term Loan.

On August 31, 2007, through our subsidiary, Noble European Holdings, B.V. (“Noble B.V.” or “our subsidiary”), we entered into a €78.0 million term loan (“European Term Loan”) and a €40.0 million revolving credit facility (“European Revolver”) with a commercial bank for the cash portion of the acquisition price for the Arcelor Business and to provide working capital for the Arcelor Business after closing. The European Term Loan is repayable in ten equal, semiannual installments, plus interest, over five years. Both the European Tem Loan and the European Revolver bear interest at a floating rate equal to Euro Interbank Offered Rate (“EURIBOR”) plus an initial margin of 1.5% and are secured by the assets of Noble B.V. and its subsidiaries.

The margin will fluctuate annually from a minimum of 1.0% to a maximum of 1.8%, depending on, among other things, the ratio of our subsidiary’s total consolidated debt (excluding subordinated debt) at year end to EBITDA for the year then ended. The European Term Loan and European Revolver are subject to customary financial and other covenants including, but not limited to, a prohibition on the payment of dividends by our subsidiary and limitations on acquisitions and business combinations by them. At September 30, 2007, the balances of the European Revolver and European Term Loan were approximately $11.1 million and $111.3 million, respectively. The average interest rates on the European Revolver and European Term Loan during the third quarter of 2007 were 5.77% and 5.81%, respectively. The Company is not an obligor or guarantor on the European Revolver or European Term Loan.

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

As of September 30, 2007, we guaranteed $3.0 million of SET senior debt in connection with our sale of businesses to SET. We may be required to perform under the guarantee if SET defaults under the terms of its credit facility. The maximum amount we would be required to pay is $3.0 million. Pursuant to the guidance in Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we do not carry a liability for this guarantee at September 30, 2007.

Inflation

Inflation generally affects a company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, fuel, equipment and raw materials. We do not believe that inflation has had a material effect on our business over the reporting period included in this Report.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We are exposed to the impact of foreign currency fluctuations. International revenues from our foreign subsidiaries were approximately 37% of net sales for the nine-month period ended September 30, 2007. Our primary foreign currency exposures are the Canadian Dollar, Mexican Peso, Euro, UK Sterling, Japanese Yen and Australian Dollar. In general, where possible, we manage our exposures to foreign currency assets, liabilities and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and matching revenues with expenses in the same currency, as such, certain exposures are naturally offset. However, at September 30, 2007, our Mexico operations, whose functional currency is the Mexican Peso, had net U.S. Dollar liability exposure of approximately $17.9 million. Based upon this exposure, for every one percent increase (decrease) in the value of the Mexican Peso versus the U.S. Dollar, we would recognize a foreign currency transaction gain (loss) of approximately $0.2 million. Additionally, our Mexico operations acquired with the Pullman acquisition have debt denominated in Japanese Yen. The balance of this debt at September 30, 2007 was $0.9 million. Based on this exposure, for every one percent increase (decrease) in the value of the Japanese Yen versus the U.S. Dollar, we would recognize a foreign currency transaction gain (loss) of approximately $0.01 million. We recognized a foreign exchange transaction loss of $0.5 million and $0.8 million for the three- and nine-month periods ended September 30, 2007, respectively, and a foreign currency transaction gain (loss) of $0.1 million and ($0.2) million for the three- and nine-month periods ended September 30, 2006, respectively.

In connection with the acquisition of the Arcelor Business, we anticipated Euro-denominated financing. Given the financing would be denominated in Euros and the purchase price is denominated in U.S. Dollars, we were exposed to foreign exchange risk until the closing of the acquisition. As a result, on April 5, 2007, we entered into a forward foreign exchange transaction with Credit Suisse. The forward contract effectively fixed the exchange rate at 1.332 U.S. Dollars per 1.00 Euro on a notional amount of €78.0 million. This derivative was settled upon closing of the Arcelor Business transaction and we realized a loss of approximately $2.7 million.

Interest Rate Sensitivity

Our financial results are affected by changes in U.S. and foreign interest rates due primarily to our various credit facilities containing variable interest rates when we borrow under these credit facilities. The balance of our variable interest rate debt as of September 30, 2007 was $228.3 million.

In April 2007 and September 2007, we entered into a three-year and five-year interest rate swap transaction, respectively, which effectively fixed the interest rate on a portion of our variable interest rate debt. Based upon this exposure and including the effects of the interest rate swap, for every annualized one percent increase (decrease) in the U.S. and foreign interest rates, we would recognize an additional annualized interest expense (benefit) of $1.4 million.

We invest any excess cash balances in overnight and other short-term investments that may be impacted by changes in interest rates. We do not hold any other financial instruments that are subject to market risk (interest rate risk and foreign exchange rate risk).

Item 4:	Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information that is required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. With participation from our Chief Executive Officer and our Chief Financial Officer, we have reviewed and evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have concluded that as of September 30, 2007, our disclosure controls and procedures were adequate and effective and would ensure that material information relating to us and our subsidiaries required to be disclosed in the reports we file with the SEC under the Exchange Act would be made known to our Chief Executive Officer and our Chief Financial Officer by others within Noble, particularly during the period in which this Report was being prepared.

There have been no changes in our internal control over our financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting on August 30, 2007, the following matters were voted upon:

		Shares Voted For	Shares Withheld	Shares Abstained	Broker Non-Votes
1	Election of Directors for a one year term
	Robert J. Skandalaris	12,815,468	221,048		—
	Mark T. Behrman	12,721,027	315,489		—
	Robert K. Burgess	12,856,944	179,572		—
	Van E. Conway	12,767,656	268,860		—
	Thomas L. Saeli	12,816,068	220,448		—
	Fred L. Hubacker	12,880,058	156,458		—
	Larry R. Wendling	12,854,651	181,865		—
2	Approval of the Arcelor S.A. share purchase agreement	11,485,996	9,225	16,652	1,524,643
3	Approval of the Company’s 2007 Stock Option Plan	8,691,951	2,800,709	19,212	1,524,644
4	Ratification of our independent registered public accounting firm	12,817,330	217,836	1,349	—
5	Adjournment of the annual meeting to a later date, if necessary, to permit further solicitation of proxies in the event there are not sufficient votes at the time of the annual meeting to approve the other proposals	11,258,313	1,771,467	6,735	—

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

(a)	Exhibits

Exhibit No.	Description
3.2	Amended and Restated Bylaws, as last amended August 31, 2007.

10.1	Contract Manufacturing Agreement dated as of August 31, 2007 among Noble International, Ltd., Noble European Holdings B.V. and Arcelor, S.A.

10.2	Steel Supply and Services Agreement dated as of August 31, 2007 among Noble European Holdings B.V., Arcelor, S.A., Arcelor Auto S.A. and Arcelor Commercial FCSE S.A.

10.3	Transitional Services Agreement dated as of August 31, 2007 among Noble European Holdings B.V. and Arcelor, S.A.

10.4	Facilities Agreement dated as of August 31, 2007 among Noble European Holdings B.V. and its Subsidiaries named therein, and BNP Paribas

10.5	Subordinated Promissory Note dated as of August 31, 2007 among Noble International, Ltd. and Arcelor USA Holdings, Inc.

10.6	Fourth Amendment to Sixth Amended and Restated Revolving Credit and Term Loan Agreement and Consent dated as of August 24, 2007 among Noble International, Ltd., Comerica Bank, and the other lenders party thereto.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer (Principal Financial Officer) pursuant to 18 USC § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE INTERNATIONAL, LTD.

Dated: November 9, 2007	By:	/s/ David J. Fallon
David J. Fallon
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
3.2	Amended and Restated Bylaws, as last amended August 31, 2007.

10.1	Contract Manufacturing Agreement dated as of August 31, 2007 among Noble International, Ltd., Noble European Holdings B.V. and Arcelor, S.A.

10.2	Steel Supply and Services Agreement dated as of August 31, 2007 among Noble European Holdings B.V., Arcelor, S.A., Arcelor Auto S.A. and Arcelor Commercial FCSE S.A.

10.3	Transitional Services Agreement dated as of August 31, 2007 among Noble European Holdings B.V. and Arcelor, S.A.

10.4	Facilities Agreement dated as of August 31, 2007 among Noble European Holdings B.V. and its Subsidiaries named therein, and BNP Paribas

10.5	Subordinated Promissory Note dated as of August 31, 2007 among Noble International, Ltd. and Arcelor USA Holdings, Inc.

10.6	Fourth Amendment to Sixth Amended and Restated Revolving Credit and Term Loan Agreement and Consent dated as of August 24, 2007 among Noble International, Ltd., Comerica Bank, and the other lenders party thereto.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer (Principal Financial Officer) pursuant to 18 USC § 1350.