Form 10-K
period 2007-12-31
NOBLE INTERNATIONAL, LTD.
filed 2008-04-15
CIK 1034258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2007

Commission File No.: 001-13581

Noble International, Ltd.

(Exact name of registrant as specified in its charter)

Delaware	38-3139487
(State of incorporation)	(I.R.S. Employer Identification No.)
840 W. Long Lake Rd., Suite 601 Troy, Michigan	48098
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 519-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.00067 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐         Accelerated Filer  ☒        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock, $.00067 par value (“Common Stock”) held by non-affiliates of the registrant as of June 30, 2007 was approximately $245.7 million based upon the closing price for the Common Stock on the NASDAQ Global Select Market on such date.

The number of shares of the registrant’s Common Stock outstanding as of March 11, 2008 was 23,601,224.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K (“Report”) incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2008 Annual Meeting (the “2008 Proxy Statement”).

*  *  *

The matters discussed in this Annual Report (“Report”) contain certain forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” the negative or other variations thereof, or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including continued market demand for the types of products and services produced and sold by the Company, change in worldwide economic and political conditions and associated impact on interest and foreign exchange rates, the level of sales by original equipment manufacturers of vehicles for which the Company supplies parts, the successful integration of companies acquired by the Company, and changes in consumer debt levels.

PART I

Item 1.	Business

GENERAL

Noble International, Ltd. (“we,” “us,” “our,” “Noble” or the “Company”), through its subsidiaries, is a full-service provider of 21st Century Auto Body Solutions® primarily to the automotive industry. We utilize laser-welding, roll-forming, and other technologies to produce flat, tubular, shaped and enclosed formed structures used by original equipment manufacturers (“OEMs”) or their suppliers in automobile applications including doors, fenders, body side panels, pillars, bumpers, door beams, load floors, windshield headers, door tracks, door frames, and glass channels.

We operate twenty-four production facilities worldwide, including two joint ventures in China and one in India. Thirteen of our facilities are located in North America and the remaining eleven facilities are located primarily in Western Europe. Our executive offices are located at 840 W. Long Lake Rd., Suite 601, Troy, MI 48098, tel. (248) 519-0700. Our common stock is traded on the NASDAQ Global Select Market under the symbol NOBL and our website is www.nobleintl.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Report or other documents we file with, or furnish to, the SEC.

We were incorporated on October 3, 1993 in the State of Michigan. On June 29, 1999, we reincorporated in the State of Delaware. Since our formation in 1993, we have completed numerous significant acquisitions and divestitures. As used in this Report, each of the terms “we,” “us,” “our,” “Noble” and the “Company” refers to Noble International, Ltd. and its subsidiaries and their combined operations after consummation of all such acquisitions and divestitures. Our fiscal year is the calendar year. Any reference to a fiscal year in this Report should be understood to mean the period from January 1 to December 31 of that year.

RECENT ACQUISITIONS

Tailored Laser-Welded Blank Business of Arcelor S.A.

In August 2007, we completed the purchase of Arcelor’s Tailored Laser-Welded Blank operations (the “Arcelor Transaction”). Arcelor S.A. (“Arcelor”), a Luxembourg corporation, is a member of the ArcelorMittal group, the world’s largest steel company. The ArcelorMittal group, with 330,000 employees in more than 60 countries, has an industrial presence in 27 countries across Europe, the Americas, Asia and Africa and is a steel provider to numerous industrial sectors such as automotive, construction, household appliances and packaging.

The total value of the Arcelor Transaction was approximately $300 million, with Arcelor receiving 9.375 million shares of our common stock with the balance in the form of cash, assumption of certain obligations and a subordinated note. As part of the Arcelor Transaction, we acquired eight production facilities, including one facility in the United States, plus interests in two joint ventures in Asia (the “Arcelor Business”.) The remaining facilities are located in Belgium, France, Germany, Spain, Slovakia and the United Kingdom.

The Arcelor Transaction provides us with considerable customer and geographic diversification. Our post-transaction customer concentration improved dramatically, with the largest customer only accounting for approximately 18% of our total net sales. Products manufactured outside of North America will account for approximately 53% of our total net sales. The acquisition also provides us with important new customers including Renault and Peugeot, as well as the European operations of Ford, General Motors and Volkswagen.

We entered into a three year transition services agreement and a five year steel supply and services agreement with ArcelorMittal to support our European operations. We also have access to ArcelorMittal’s automotive-related research and development efforts, and we intend to work together to develop new products and applications for the automotive industry.

Post-Closing Developments Relating to the Arcelor Transaction

On March 19, 2008, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with ArcelorMittal pursuant to which ArcelorMittal agreed to provide subordinated debt financing to us in the form of a convertible subordinated note with a principal amount of $50 million. The convertible subordinated note was issued on March 20, 2008, bears interest at the rate of 6% per annum and matures on March 20, 2013. The conversion price is subject to reset and adjustment. For more information on the terms of the convertible note, see “Item 8. Financial Statements and Supplementary Data; Note 2—Earnings (Loss) Per Share and Note 20—Subsequent Events.”

Pursuant to the Securities Purchase Agreement, we have agreed: (a) at our next annual meeting of stockholders, to submit for approval a proposal to allow the issuance of the shares upon conversion in accordance with NASDAQ Marketplace Rule 4350(i), to use our best efforts to solicit our stockholders’ approval of such issuance and to cause our board of directors to recommend to the stockholders that they approve such proposal; (b) to avail ourselves of the “controlled company” exemption regarding corporate governance requirements under the NASDAQ listing requirements at any time that ArcelorMittal’s beneficial ownership (including shares held by ArcelorMittal’s affiliates) exceeds 50% of the outstanding shares of our common stock; and (c) promptly following (i) the closing under the Securities Purchase Agreement and (ii) the designation by ArcelorMittal of nominees to serve on our board of directors and board committees (the “Nominees”), to use our best efforts to cause the Nominees to be duly elected to fill vacancies on the board of directors in accordance with the standstill and stockholder agreement described above, as amended by the Agreement and Waiver (as hereinafter defined).

In connection with the closing under the Securities Purchase Agreement, we entered into an agreement and waiver with ArcelorMittal and our former chairman of the board, Mr. Robert Skandalaris (the “Agreement and Waiver”), which waives the applicability to ArcelorMittal of the standstill provisions and other provisions of the standstill and stockholders agreement. We also entered into the first amendment to the registration rights agreement with ArcelorMittal and Mr. Skandalaris, which amended the registration rights agreement to provide that the convertible note and the shares issuable upon its conversion are included as “registrable securities” that ArcelorMittal may require us to register.

Pullman Industries, Inc.

In October 2006, we completed the acquisition of all outstanding common stock of Pullman Industries, Inc. (“Pullman”) for approximately $122.1 million, including cash of $90.7 million, the assumption of long-term debt of $22.0 million, and contingent consideration of approximately $14.0 million offset by cash acquired of $4.6 million. The contingent consideration is payable upon our receipt of amounts owed by certain customers, subject to any rights of offset available to us, and has been recorded as Contingent consideration in our financial statements. For additional information on this liability, see “Item 8. Financial Statements and Supplementary Data, Note 8—Acquisitions.”

Pullman operated four facilities in the United States and two facilities in Mexico. Pullman’s product line consisted primarily of structural, impact and trim roll-formed components for automotive and furniture applications. Pullman’s expertise as an “enabling technology” allows us to create more advanced tubular, shaped and enclosed formed structures to meet the future demands of the automotive industry. Combining roll-forming and laser-welding allows us to create more complex, finished impact and structural products, improving safety in more parts of the vehicle. This combination is particularly important as the need to produce safer and lighter vehicles is a focus of the industry. Both laser-welding and roll-forming offer similar advantages over costly, traditional stamping methods, including more efficient processing, better material utilization and lower total cost. The combination significantly reinforces our 21st Century Auto Body Solutions® strategy.

Operations in Silao, Mexico

In January 2005, we completed the acquisition of the assets of Oxford Automotive Inc.’s steel processing facility in Silao, Mexico for $5.7 million in cash and the assumption of $1.1 million in operating liabilities. The facility supplies component blanks on a toll processing basis to the Mexican automotive industry. In the fourth quarter 2005, we entered into an agreement with Sumitomo Corporation and its affiliates (“Sumitomo”) to sell a 49% interest in the Silao facility for consideration of approximately $5.5 million in cash and assumption of a portion of the entity’s debt. We continue to consolidate results of operations from the Silao facility in our financial statements.

For additional information on the above acquisitions, see “Item 8. Financial Statements and Supplementary Data, Note 8—Acquisitions.”

INDUSTRY

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

The integration of the Pullman roll-forming and P-Tech® hot forming technology with our laser- welding technology further enhances our 21st Century Auto Body Solutions® strategy. Roll-forming is a continuous, rapid, low-scrap forming method that improves upon the production cost and tooling burden of traditional metal stamping. Parts are formed into final shape by progressively passing through sets of roller dies. As an additional competitive advantage, this forming method can be used with ultra high strength steels that cannot be stamped, furthering our ability to supply parts for advancing vehicle structures. Roll-formed components are applied to the vehicle in the trim, base structure, and impact system areas. With our P-Tech® hot forming technology, low-cost, heat treatable steel is formed into highly complex and efficient engineered structures, and then heat treated to form the strongest of steels: martensite. This unique combination of formability and strength enables our engineers to provide impact structure to the automakers with aluminum-like strength to weight performance while maintaining the cost advantages of steel. Combined with roll-forming, the proprietary P-Tech® hot forming technology places us at the forefront of impact structure and energy management design and production. Both roll-forming and P-Tech® add up to 15 unique product applications to our portfolio, but more importantly, they complement most of the existing product applications by adding additional cost, weight and strength efficiencies.

The combination of laser-welding, roll-forming and P-Tech® technologies offers significant advantages over other welding and forming technologies, including cost, weight and safety benefits. We have developed a technology and production process that we believe permits us to produce products more quickly and with higher quality and tolerance levels than our competitors. The Ultra Light Steel Auto Body Consortium, a worldwide industry association of steel producers, commissioned a study which concluded that laser-welded blanks and tubes will play a significant role in car manufacturing in the next decade as the automotive industry is further challenged to produce lighter cars for better fuel economy with enhanced safety features and lower manufacturing costs. The study identified 19 potential applications for laser-welding blanks per vehicle. We have identified nine additional potential applications. In addition, we have identified 17 potential applications for laser-welded tubular structures.

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

Our customers include automotive original equipment manufacturers (“OEM”) such as General Motors, Chrysler, Ford, Honda, Volkswagen, Nissan, Renault and Peugeot, as well as other companies that are suppliers to OEMs (“Tier I” suppliers). We, as a Tier I and a supplier to Tier I companies (“Tier II”) provide prototype, design, engineering, laser welded blanks and tubes, roll-formed products and other automotive component services.

Our manufacturing facilities in Warren, Michigan; South Haven, Michigan (2 facilities); Butler, Indiana; Shelbyville, Kentucky; Brantford, Canada; Queretaro, Mexico and Puebla, Mexico have been awarded ISO 14001 and TS16949 certifications. Our facility in Silao, Mexico has been awarded TS16949 certification. All of our European manufacturing facilities are certified by ISO/TS 16949, with the exception of our facility in Slovakia, which is in the process of obtaining the certification. In addition, our facilities in Warren, Michigan; Shelbyville, Kentucky; and Butler, Indiana have been awarded Q1 certification from Ford.

DESIGN AND ENGINEERING

The development of new automobile models or the redesign of existing models generally begins two to five years prior to the marketing of such models to the public. Our engineering staff typically work with the OEM and Tier I engineers of our customers early in the development phase to design specific automotive body components for the new or redesigned models. We also provide other value-added services, such as prototyping, to our customers.

Our engineering and research staff design and integrate proprietary laser-welding and roll-formed systems using the latest design techniques. These systems are for our exclusive use and are not marketed or sold to third parties. Continued strategic investment in process technology is essential for us to remain competitive in the markets we serve, and we plan to continue to make research and development expenditures. During the years ended December 31, 2007, 2006 and 2005, we expensed $0.5 million, $0.7 million and $0.2 million, respectively, on research and development.

Noble Advanced Technologies (“NAT”) is an organization within Noble that is completely dedicated to product and process research and development activities. The NAT product application engineers enter early into the automaker’s design process to gain better access to component sales. Several new processes are under development to enhance market competitiveness and scope for the auto structures. Research spans laser-welding, roll-forming, and metallurgical transformation processes and includes supporting design and simulation techniques. NAT is responsible for our intellectual property development and protection.

In conjunction with the Arcelor Transaction, we entered into a five-year steel supply and services agreement with Arcelor Auto, a subsidiary of ArcelorMittal. As part of this agreement, Arcelor Auto provides research and development services to our European operations. All research and development plans will be jointly agreed to by Arcelor Auto and us. Arcelor Auto will pay approximately the first €2.0 million of research and development cost each year, and we will pay any cost in excess of €2.0 million. Arcelor Auto will grant us a license to use the intellectual property that is developed on the same terms as provided in the intellectual property licensing agreement.

MARKETING

Our sales and engineering staff are located in direct proximity to our major customers. Typically, OEMs and Tier I suppliers conduct a competitive bid process to select suppliers for the parts that are to be included in end products. Our direct sales force, marketing and technical personnel work closely with OEM and Tier I engineers to satisfy their specific requirements. In addition, our technical personnel spend a significant amount of time assisting OEM and Tier I engineers in product planning and integration of our products in future automotive models.

In addition, the five-year steel supply and services agreement with Arcelor Auto stipulates that certain marketing, technical support, sales, credit risk, invoicing, collections, and consulting services be provided by Arcelor Auto to our European operations.

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

In North America, the majority of the steel used in our operations is purchased through OEMs’ steel buying programs. Under these programs we purchase the steel from specific suppliers at the steel price the customer negotiated with the steel suppliers. We take ownership and the attendant risks of ownership of the steel, and the price at which the steel is purchased has historically been fixed for the duration of each program. However, certain OEM’s have made mid-program changes to steel prices. Furthermore, a portion of the automotive operations involves the toll processing of materials supplied by another Tier I supplier, typically a steel manufacturer or processor. Under these toll processing arrangements, we charge a specified fee for operations performed without acquiring ownership of the steel.

Under the five-year steel supply and services agreement, Arcelor Auto supplies all flat-rolled carbon steel products needed by our European production facilities. Arcelor Auto has agreed to provide us with the most favorable pricing contemporaneously provided by Arcelor Auto, with respect to similar volumes and on the same terms and conditions, to any of our European welded-blanks competitors.

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

SEASONALITY

Our operations are largely dependent upon the automotive industry, which is highly cyclical and is dependent upon consumer spending. In addition, the automotive component supply industry is somewhat seasonal. Increased net sales and operating profit are generally experienced during the second calendar quarter as a result of the automotive industry’s spring selling season, the peak sales and production period of the year. Net sales and operating profit generally decrease during July and December of each year as a result of changeovers in production lines for new model years as well as scheduled OEM plant shutdowns for vacations and holidays. For more information on this topic, see “Item 1A. Risk Factors; Our business could be adversely affected by the cyclicality and seasonality of the automotive industry.”

CUSTOMERS

Automotive industry customers account for substantially all of our consolidated net sales. Certain customers accounted for significant percentages (greater than 10%) of our consolidated net sales as follows:

	Year Ended December 31,
	2007	2006	2005
Chrysler	26%	40%	37%
General Motors	25%	24%	21%
Ford Motor Company	15%	20%	28%

For more information on the concentrated nature of our significant customers, see “Item 1A. Risk Factors; The loss of any significant customer or the failure of any significant customer to pay amounts due to us could have a material adverse effect on our business.”

COMPETITION

The automotive component supply and tooling component industries are highly competitive. Our primary competitors across various markets are TWB Company, Shiloh Industries, Powerlasers, Shape Corporation, Magna International, Global Automotive Systems, Flex-N-Gate, Thyssen Krupp Steel, Voest Alpine, Gestamp and Saltzgitter, among others. In addition, some OEMs produce some of the products we provide in-house. Competition is based on many factors, including engineering, product design, process capability, quality, cost, delivery and responsiveness. We believe that our performance record places us in a strong competitive position although there can be no assurance that we can continue to compete successfully against existing or future competitors in each of the markets in which we compete. For more information on this topic, see “Item 1A. Risk Factors; Our business faces substantial competition.”

ENVIRONMENTAL MATTERS

We are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways, and generation, handling, storage, transportation, treatment and disposal of waste materials. We are also subject to other federal and state laws and regulations regarding health and safety matters. We believe that we are currently in compliance with applicable environmental and health and safety laws and regulations. For more information on this topic, see “Item 1A. Risk Factors; We are subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations.”

EMPLOYEES

As of December 31, 2007, we employed approximately 3,000 associates including approximately 2,300 production employees and 700 managerial, engineering, research and administrative personnel. Approximately 1,300 associates are employed in the United States. For additional information about our employees, see “Item 1A. Risk Factors; Our business could be adversely affected by labor interruptions.”

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

Prior to the closing of the Arcelor Transaction on August 31, 2007, we had historically classified our operations into one industry segment operating in the automotive industry. As a result of the Arcelor Transaction and subsequent reorganization of our business, we identified the following two operating segments as of December 31, 2007, which are based upon geographical areas (region of production):

•	North America, which includes our operations in the United States, Canada and Mexico

•	Europe and Rest of World, which includes our operations in Europe, Australia and Asia

Both segments perform laser-welding and metal processing activities for the automotive industry.

International operations are subject to certain additional risks inherent in conducting business outside the United States such as changes in currency exchange rates, price and currency exchange controls, import restrictions, nationalization, expropriation and other governmental action.

For additional information about segments and geographic areas, see “Item 8. Financial Statements and Supplementary Data, Note 18—Segment Information.”

Item 1A.	Risk Factors

The following factors are important and should be considered carefully in connection with any evaluation of our business, financial condition, results of operations and prospects. Additionally, the following factors could cause our actual results to differ materially from those reflected in any forward-looking statements.

Our business is subject to all of the risks associated with substantial leverage, including that available cash may not be adequate to make required payments, and we may not comply with our credit facilities. To finance our operations, including costs related to various acquisitions, we have incurred indebtedness. Our credit facilities are subject to customary financial and other covenants including, but not limited to, limitations on debt, consolidations, mergers, sales of assets, and bank approval on certain acquisitions. Our credit facilities are also secured by the equity interests of our subsidiaries and substantially all of our assets. Our ability to satisfy outstanding debt obligations from cash flow is dependent upon our future performance and is subject to financial, business and other factors, many of which may be beyond our control. In the event that we do not have sufficient cash resources to satisfy our repayment obligations, we would be in default under the agreements pursuant to which such obligations were incurred, which would have a material adverse effect on our business. To the extent that we are required to use cash resources to satisfy interest payments to the holders of outstanding debt obligations, we will have fewer resources available for other purposes. We may increase our leverage in the future, whether as a result of operational or financial performance, acquisition or otherwise.

We are subject to certain financial and other restrictive covenants pursuant to our credit facilities. We may not be able to meet all the covenants under each of our credit agreements and, if we do not meet a covenant obligation, we may be subject to a notice of default under such agreement. The credit agreements governing our credit facilities contain a number of restrictive covenants, the violation of which could result in a notice of default under such agreements. When we have not been able to meet our covenant obligations, we have been able to obtain waivers of such covenant requirements or amendments to the credit agreements. In the future, however, we may not be able to obtain a waiver or consent in the event of a default. We can give no assurance that we will be able to amend or obtain a permanent waiver of the covenants in the event that we are unable to meet the requirements of such covenants. If we are unable to amend or obtain a permanent waiver from compliance with the covenants by the date stated in such agreement, the lenders could exercise their remedies against us, which would have a material adverse effect on our results of operations and financial condition.

As of December 31, 2007, we were not in compliance with all of our covenants under the European Credit Facility (as hereinafter defined), but we subsequently received a waiver from the syndicate of commercial banks with respect to any defaults based on such non-compliance. This waiver is effective until May 2, 2008, at which date we would be in default unless the covenants are formally amended. This waiver is contingent upon us making a €20.0 million prepayment on the European Term Loan (as hereinafter defined). Such prepayment amount shall be funded by the proceeds of subordinated debt provided to us by ArcelorMittal or a mutually agreed upon alternative solution. We are in discussions with the lenders under the European Credit Facility regarding an amendment or permanent waiver to avoid potential future covenant defaults.

If we do not make our periodic filings with the SEC in a timely manner, our stock may be delisted. On April 3, 2008, we received a letter from the Nasdaq Stock Market (“Nasdaq”) notifying us that Nasdaq did not receive our Form 10-K for the period ended December 31, 2007 as required by applicable Nasdaq marketplace rules, and that, accordingly, subject to our right to request an appeal, trading of our common stock will be suspended at the opening of business on April 14, 2008 and our securities will be removed from listing and registration on the Nasdaq Global Select Market. Subsequent to our receipt of this letter, we filed an appeal with Nasdaq, which has resulted in a stay of the trading suspension and the delisting of our common stock, pending the outcome of the appeal. If the outcome of the appeal is not resolved in our favor, and if the trading of our common stock is suspended for a material amount of time and/or if we are delisted, an investor would find it difficult to dispose of, or to obtain quotations as to the price of, our common stock. Delisting of our common stock could also result in lower prices per share of our common stock than would otherwise prevail, which might also materially affect our ability to raise capital and, thus, affect our business.

Our business could be adversely affected by the cyclicality and seasonality of the automotive industry. The automotive industry is highly cyclical and dependent on consumer spending. Economic factors adversely affecting automotive production and consumer spending could adversely impact our business. In addition, the automotive component supply industry is somewhat seasonal. Our need for continued significant expenditures for capital equipment purchases, equipment development and ongoing manufacturing improvement and support, among other factors, makes it difficult for us to reduce operating expenses in a particular period if our net sales forecasts for such period are not met because a substantial component of our operating expenses are fixed. Generally, net sales and operating profit increase during the second calendar quarter of each year as a result of the automotive industry’s spring selling season, which is the peak sales and production period of the year. Net sales and operating profit generally decrease during July and December of each year as a result of changeovers in production lines for new model years as well as scheduled OEM plant shutdowns for vacations and holidays.

Our historical results of operations have generally not reflected typical cyclical or seasonal fluctuations in net sales and operating profit. The acquisitions and divestitures completed by us and new product sales growth have resulted in a growth trend through successive periods, which has masked the effect of typical seasonal fluctuations. We may not continue our historical growth trend, return to profitability, or conform to industry norms for seasonality in future periods.

The loss of any significant customer or the failure of any significant customer to pay amounts due to us could have a material adverse effect on our business. Sales to the automotive industry accounted for substantially all of our net sales in 2007. In addition, our automotive sales are highly concentrated among a few major OEMs and Tier I suppliers. As is typical in the automotive supply industry, we generally do not have long-term contracts with our customers. Our customers provide annual estimates of their requirements; however, sales are made on a short-term purchase order basis. There is substantial and continuing pressure from the major OEMs and Tier I suppliers to reduce costs, including the cost of products purchased from outside suppliers. If in the future we are unable to generate sufficient production cost savings to offset price reductions, our operating profit could be adversely affected.

Acquisitions could materially and adversely affect our financial performance. The automotive component supply industry is undergoing consolidation as OEMs seek to reduce both their costs and their supplier base. Future acquisitions may be made to enable us to expand into new geographic markets, add new customers, provide new products, expand manufacturing and service capabilities and increase automotive model market penetration with existing customers. We may not be successful in identifying appropriate acquisition candidates or in combining operations with such candidates if they are identified. It should be noted that any acquisitions could involve the dilutive issuance of equity securities or the incurrence of debt. In addition, acquisitions involve numerous other risks, including difficulties in assimilation of the acquired company’s operations following consummation of the acquisition, the diversion of management’s attention from other business concerns, risks of producing products we have limited experience with, the potential loss of key customers of the acquired company, and the inability of pre-acquisition due diligence to identify all possible issues that may arise with respect to products of the acquired company. Our ability to successfully integrate the operations acquired in the Arcelor Transaction involves numerous risks, including designing and implementing internal controls over financial reporting at those locations. We may not be able to ensure that all such internal controls over financial reporting are operating effectively.

We may be unable to remediate our material weaknesses in audit committee composition and sufficiency of accounting personnel at our roll-forming business headquarters location. This failure and any failure in the future to achieve and maintain effective internal controls over financial reporting and otherwise comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business. Such noncompliance could result in perceptions of our business among customers, suppliers, lenders, investors, securities analysts and others being adversely affected. We may not be able to complete our remediation plans designed to address the identified material weaknesses in our internal controls over financial reporting and continue to attract additional qualified accountants to assist in completing such plans and maintaining compliance programs. The failure to successfully complete our remediation plans could adversely affect our business. For additional information see “Item 9A. Controls and Procedures.”

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

We are dependent upon the continuous improvement of our production technologies. Our ability to continue to meet customer demands within our automotive operations with respect to performance, cost, quality and service will depend, in part, upon our ability to remain technologically competitive with our production processes. New automotive products are increasingly complex, require increased welding precision, use of various materials and have to be run at higher production speeds and with lower scrap ratios to reduce costs. The investment of significant additional capital or other resources may be required to meet this continuing challenge. If we are unable to improve our production technologies, we may lose business and our business could be adversely affected.

Our up-front dedication of design and engineering resources may have a material adverse effect on our financial condition, cash flow or results of operations. Within the automotive industry, OEMs and Tier I suppliers require their suppliers to provide design and engineering input during the product development process. The direct costs of design and engineering are generally borne by our customers. However, we bear the indirect cost associated with the allocation of design and engineering resources to such product development projects. Despite our up-front dedication of design and engineering resources, our customers are under no obligation to order the subject components or systems from us following their development. In addition, when we deem it strategically advisable, we may also bear the direct up-front design and engineering costs as well.

We are subject to U.S. and global economic risks and uncertainties. Demand in the automotive industry is significantly dependent on the U.S. and the global economies, and our business and profitability are exposed to current and future uncertainties. Demand in the automotive industry fluctuates in response to overall economic conditions and is particularly sensitive to changes in interest rate levels, consumer confidence and fuel costs. The threat or act of terrorism and war, higher energy costs, the housing and mortgage crisis, and other recent developments have adversely affected consumer confidence throughout the U.S. and much of the world, and exacerbated the uncertainty in our markets. The future impact resulting from changes in economic conditions is difficult to predict. Our results of operations would be harmed by any sustained weakness in demand or continued downturn in the economy.

Our net sales are impacted by automotive retail inventory levels and production schedules. In recent years, OEM customers have significantly reduced their production and inventory levels due to the uncertain economic environment. It is extremely difficult to predict future production rates and inventory levels for such OEM customers. Any additional decline in production rates or inventory levels would adversely affect our operating results.

We are under pressure from our customers to reduce prices. We and other suppliers to the automotive markets face continued price reduction pressure from our customers. The U.S.-based OEMs, in particular, have experienced significant market share erosion to non-U.S.-based OEMs over the past few years, thereby putting pressure on their profitability. The U.S.-based OEMs respond by pressuring their suppliers, including us, to reduce the prices of products sold. To the extent this trend continues, the price reduction pressures experienced will be ongoing. While we constantly strive to sustain and improve our margins through a variety of efforts, we may not be able to maintain or improve our operating results in the face of such price reduction pressures.

Our business could be adversely affected by labor interruptions. Within the automotive supply industry, substantially all of the hourly employees of the OEMs and many Tier I suppliers are represented by labor unions and work pursuant to collective bargaining agreements. The failure of any of our significant customers to reach agreement with a labor union on a timely basis, resulting in either a work stoppage or strike, could have a material adverse effect on our business. We have collective bargaining agreements with several unions, including: the United Auto Workers, the International Brotherhood of Teamsters, the Confederation of Mexican Workers and the Confederation of Workers & Farm Laborers in Mexico. In addition, the majority of our European employees are members of industrial trade union organizations and confederations within their respective countries. Although no facility has been subject to a strike, lockout or other major work stoppage, any such incident would have a material adverse effect on our operating profit.

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

We are subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. Although we have made and will continue to make expenditures to comply with environmental and health and safety requirements, these requirements are constantly evolving, and it is impossible to predict whether compliance with these laws and regulations may have a material adverse effect on us in the future. If a release of hazardous substances occurs on or from our properties or from any of our disposals at offsite disposal locations, or if contamination is discovered at any of our current or former properties, we may be held liable, and the amount of such liability could be material.

Our ability to operate efficiently may be impaired if we lose key personnel. Our operations and the integration of our new European operations are dependent upon our ability to attract and retain qualified employees in the areas of finance, accounting, engineering, operations and management, and are greatly influenced by the efforts and abilities of our executive officers. We have employment agreements with several executive officers. We do not maintain key-person life insurance coverage on our executives.

Certain key personnel have the opportunity to return to ArcelorMittal for up to two years after the closing of the Arcelor Transaction. If a significant number of these individuals exercise this right, our ability to operate our European business could be significantly impaired. The operation of our new European business and the integration of this business with other operations depends significantly upon our ability to attract and retain qualified employees in the areas of finance, accounting, engineering, operations and management. Each key employee of our European business, as well as approximately 29 other employees, will have the opportunity to return to ArcelorMittal following the closing of the Arcelor Transaction for up to two years. ArcelorMittal has agreed not to solicit our employees, but we cannot prevent these 34 employees from returning to ArcelorMittal. If a significant number of these executives elect to return to ArcelorMittal, our ability to operate the European business and to integrate its operations with our other operations could be significantly impaired. We will be dependent on management in the various countries where the European facilities are located for their customer contacts and their knowledge and experience, including their knowledge about local regulations and business customs. Loss of these executives could adversely affect our revenues in these countries.

Our European business is dependent upon ArcelorMittal for various support functions including contract manufacturing, invoicing, collections, payroll, and other human resources functions. In addition, we are dependent upon ArcelorMittal for information technology support for up to four years after the closing of the Arcelor Transaction. The operations of our European business could be disrupted if there are problems in the provision of these support services. Because our European business has not been operated as a stand-alone business, we have entered into a number of agreements with ArcelorMittal providing for ArcelorMittal to provide support services to the European business for up to three years after closing of the Arcelor Transaction and four years for certain information technology products and services. ArcelorMittal provides payroll, human resources, administration, information technology, purchasing and other support services. We believe that these arrangements will facilitate the integration of the European business by allowing us to transition these various functions away from ArcelorMittal over a period of time. Currently, we do not have the personnel or other resources to perform all of these functions internally. If ArcelorMittal experiences problems in providing these support services or materially defaults under these agreements, we would be required to make alternative arrangements. Our net sales could be adversely affected, and our expenses could increase if we are required to assume these support functions earlier than projected.

We are exposed to risks related to our reliance on our business relationship with ArcelorMittal. ArcelorMittal has granted us a royalty-free, perpetual exclusive license to certain patents and intellectual property used in our European business. The exclusivity of this license will lapse, and the license will continue on a non-exclusive basis, upon the latter of: (1) the fifth anniversary of the closing of the Arcelor Transaction; and (2) the date ArcelorMittal and its affiliates own fewer than 4,687,500 shares of our common stock. Both the limited time of exclusivity and any sale of ArcelorMittal’s shares are outside of our control. The loss of this exclusivity could result in competitors obtaining licenses from ArcelorMittal that could enable them to compete more effectively with us and result in a reduction in our net sales.

Under a steel supply and services agreement, ArcelorMittal provides us, among other things, marketing, sales, after sales, credit risk, invoicing, collection and consulting services. We have only a small sales force in Europe. Under this agreement, Arcelor Auto serves as Noble’s sales representative and will promote the interests of our European business along with the interests of Arcelor Auto. If ArcelorMittal materially defaults on this agreement or otherwise fails to successfully sell our products, our net sales may be adversely affected.

We are heavily dependent upon ArcelorMittal meeting our quantity and quality demands with regard to flat-rolled carbon steel in Europe. If ArcelorMittal’s production of steel should be disrupted or should ArcelorMittal’s production processes generate greater than usual defective products, we could face difficulties in delivering our products on time, which could adversely affect our results of operations.

A change of control cannot occur unless ArcelorMittal transfers a significant portion of its shares of our common stock to third parties. As of the date of this Report, ArcelorMittal owns approximately 49.95% of the outstanding shares of our common stock, which gives ArcelorMittal substantial voting control to accept or reject a change in control proposal. The increase in ownership by ArcelorMittal is attributable to the fact that ArcelorMittal and our former chairman of the board and current director, Mr. Robert Skandalaris, executed and closed a sale option exercise agreement dated March 12, 2008 (“Exercise Agreement”), pursuant to which ArcelorMittal purchased 2,439,055 shares of our common stock held by Mr. Skandalaris. Moreover, as part of the Exercise Agreement, ArcelorMittal also has an option to purchase Mr. Skandalaris’ remaining 41,902 shares of our common stock. Unless ArcelorMittal transfers a significant portion of our common stock owned by it, it is not possible to effect a change of control without ArcelorMittal’s participation or approval, even if a change of control, such as a business combination at a premium to the trading price of our common stock, is in the best interests of our other stockholders. In addition, if ArcelorMittal were to convert the entire principal amount outstanding under the $50 million convertible subordinated note, ArcelorMittal would acquire up to an additional 19.9% of the outstanding shares of our common stock.

The significant blocks of our common stock owned by ArcelorMittal could adversely affect the market price of our common stock. ArcelorMittal has registration rights pursuant to which they may require us to register their shares of our common stock for resale under the Securities Act of 1933. See “Item 1. Business: Post-Closing Developments Related to the Arcelor Transaction” and “Item 8. Financial Statements and Supplementary Data, Note 20—Subsequent Events.” Sales from time to time under the registration statements that we must file under the registration rights agreement could adversely affect the market price of our common stock. Moreover, the mere possibility of these sales could create an “overhang” that could adversely affect the market price of our common stock.

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

The inability to effectively manage risks associated with international operations could adversely affect our business. We operate international production facilities in Canada, Mexico, Europe, and Australia and joint ventures in China and India. Our business strategy may include the further continued expansion of international operations. As we expand our international operations, we will increasingly be subject to the risks associated with such operations, including: (i) fluctuations in currency exchange rates; (ii) compliance with local laws and other regulatory requirements; (iii) restrictions on the repatriation of funds; (iv) inflationary conditions; (v) political and economic instability; (vi) war or other hostilities; (vii) overlap of tax structures; and (viii) expropriation or nationalization of assets. The realization of any one or more of these risks could adversely affect our results of operations.

We cannot predict the effect that future sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock. Approximately 49.95% of the shares of common stock currently issued and outstanding are “restricted securities” as that term is defined under Rule 144 under the Securities Act of 1933, as amended (“Rule 144”) or “control securities” (as that term is used in Rule 144), and may not be sold unless they are registered or unless an exemption from registration, such as the exemption provided by Rule 144, is available. All of these restricted or control securities are currently eligible for resale pursuant to Rule 144, subject in most cases to the volume and manner of sale limitations prescribed by Rule 144.

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

The failure of SET Enterprises, Inc. (“SET”) could have a material adverse affect on our financial condition. We currently hold $10.0 million face value of SET preferred stock and 4% of the issued and outstanding shares of SET common stock. The carrying values of our investments in SET’s preferred stock and common stock are zero as of December 31, 2007. In addition, we provide a $3.0 million guarantee of SET’s senior debt. This guarantee is reduced $0.5 million on a quarterly basis beginning in the first quarter 2008 if SET is in compliance with its debt covenants. The failure of SET’s business could materially adversely affect our financial condition if it resulted in SET’s inability to pay dividends or repay its senior debt resulting in our requirement to perform under the guarantee. In addition, our relationship with SET provides minority content in product sold to certain OEMs. These OEMs use a supplier’s percentage of minority content as a consideration when awarding new business. To the extent that we could not replace minority content provided by SET with content from another minority business enterprise, the failure of SET could affect the future award of new business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We operate production facilities worldwide which are used for multiple purposes and range in size from 23,000 square feet to 524,000 square feet, with an aggregate of 2.7 million square feet. Our corporate headquarters are located in Troy, Michigan. None of our facilities, with the exception of the former Pullman headquarters that we are currently seeking to sublease, are materially underutilized. We believe that all of our property and equipment, owned or leased, is in good, working condition, is well maintained and provides sufficient capacity to meet our current and expected manufacturing and distribution needs.

The following table presents the locations of our facilities and the operating segments that use such facilities:

Property Location
Corporate Headquarters, Troy, Michigan	Leased
Former Pullman Headquarters, Troy, Michigan	Leased

North America Segment
Brantford, Ontario Canada	Leased
Butler, Indiana	Leased
Holt, Michigan	Owned
Queretaro, Mexico	Owned
Puebla, Mexico	Leased
Shelbyville, Kentucky	Leased
Silao, Mexico	Owned
South Haven, Michigan (East)	Leased
South Haven, Michigan (West)	Leased
Spring Lake, Michigan	Owned
Stow, Ohio	Leased
Tonawanda, New York	Leased
Warren, Michigan	Leased

Europe and Rest of World Segment
Adelaide, Australia	Leased
Birmingham, United Kingdom	Leased
Bremen, Germany	Owned
Genk, Belgium	Leased
Gent, Belgium	Owned
European Headquarters, Merelbeke, Belgium	Leased
Lorraine, France	Leased
European Sales Office, St. Denis, France	Leased
Senica, Slovakia	Leased
Zaragoza, Spain	Owned

Item 3.	Legal Proceedings

We are a party to several routine litigation proceedings incidental to our business, none of which would have a material adverse effect on our financial condition, business or operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol NOBL. The following table sets forth the range of high and low closing prices, as adjusted for the three-for-two stock split effective on February 3, 2006, for our common stock for each period indicated:

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2007
Fourth Quarter	$21.74	$14.64
Third Quarter	22.60	17.70
Second Quarter	20.52	16.29
First Quarter	20.12	16.67

Year Ended December 31, 2006
Fourth Quarter	$20.37	$12.56
Third Quarter	15.61	12.16
Second Quarter	16.80	13.31
First Quarter	17.62	12.74

As of March 11, 2008, there were approximately 51 record holders and approximately 1,463 beneficial owners of our common stock.

Dividends

During the years ended December 31, 2007 and 2006, we paid dividends on a quarterly basis in the annual aggregate amount of $6.0 million and $4.3 million, respectively. In May 2006, our Board of Directors approved a resolution to increase the quarterly cash dividend to $0.08 per share. There are no restrictions that currently limit our ability to pay, or that we believe are likely to limit the future payment of, ordinary dividends to our equity holders. On a periodic basis, we will reassess our dividend policy depending upon our financial condition and liquidity needs.

Performance Graph

Notwithstanding anything to the contrary set forth in any of our previous filings with the SEC that might incorporate future filings or this Report, the following performance graph and accompanying data shall not be deemed to be incorporated by reference into any such filings. In addition, such information shall not be deemed to be “soliciting material” or “filed” with the SEC.

The following graph demonstrates the cumulative total return, on an indexed basis, to the holders of our common stock in comparison with the Russell 2000 Index and the Dow Jones Auto Part Index (“DJAPI”). We selected the DJAPI because the companies included therein are engaged in either the manufacturing of motor vehicles or related parts and accessories.

The graph assumes $10,000 invested on December 31, 2002 in our common stock, in the Russell 2000 Index and the DJAPI. The historical performance shown on the graph is not necessarily indicative of future price performance.

Total Shareholder Return

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Noble	$10,000	$30,336	$27,500	$28,613	$42,122	$34,265
Russell 2000	$10,000	$14,537	$17,008	$17,573	$20,561	$19,996
DJAPI	$10,000	$13,948	$14,411	$11,899	$12,496	$14,129

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding our equity compensation plans see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Sales of Unregistered Securities

For information regarding the sale of unregistered shares of our securities, see “Item 1. Business” and “Item 8. Financial Statements and Supplementary Data; Note 2—Earnings (Loss) Per Share”; and “Note 20—Subsequent Events.”

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five fiscal years in the period ended December 31, 2007 is derived from our audited financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein or in prior filings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Operations
Net sales	$872,096	$441,372	$363,820	$332,611	$183,759
(Loss) income from continuing operations	(6,860)	7,779	5,093	15,351	9,135
(Loss) income per common share from continuing operations	(0.40)	0.55	0.37	1.05	0.78

Consolidated Balance Sheets
Total assets	803,691	387,148	209,319	182,478	142,983
Total debt	291,701	143,679	41,280	38,625	52,999
Dividends declared and paid per share	0.32	0.31	0.27	0.27	0.21

Non-GAAP Financial Measures

This information is not and should not be viewed as a substitute for financial measures determined under accounting principles generally accepted in the United States (“GAAP”). Other companies may calculate these non-GAAP financial measures differently. The metric of earnings from continuing operations before income taxes, depreciation and amortization (“EBITDA”) adjusted for other non-cash items (“Adjusted EBITDA”) is not presented as, and should not be considered, an alternative measure of operating results or cash flows from operations (as determined in accordance with GAAP), but is presented because it is a widely accepted financial indicator of a company’s operating performance. While commonly used, however, EBITDA is not identically calculated by companies presenting EBITDA and is, therefore, not necessarily an accurate means of comparison, and may not be comparable to similarly titled measures disclosed by our competitors. We believe that Adjusted EBITDA is useful to both management and investors in their analysis of our operating performance. Furthermore, we use Adjusted EBITDA for planning and forecasting in future periods. The reconciliation of Adjusted EBITDA to (loss) income from continuing operations before income taxes, minority interest and equity loss is as follows:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
(Loss) income from continuing operations before income taxes, minority interest and equity loss	$(7,196)	$12,775	$10,645	$21,669	$13,807
Depreciation expense	27,312	11,781	10,063	9,366	6,987
Amortization expense	3,346	660	255	338	200
Net interest expense	15,971	4,498	2,234	3,196	1,823
Stock compensation expense	607	333	367	228	427
Net loss (gain) on derivative instruments	3,047	600	—	(2,458)	—
Loss on extinguishment of debt	3,285	—	—	—	—
Impairment (recovery) charges	—	(1,000)	10,140	129	—

Adjusted EBITDA	$46,372	$29,647	$33,704	$32,468	$23,244

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto, and the other information included in this Report. See “Item 8. Financial Statements and Supplementary Data.”

General

We are a full-service provider of 21st Century Auto Body Solutions® primarily to the automotive industry. Our fiscal year is the calendar year. Customers include OEMs, such as General Motors, Chrysler, Ford, Honda, Volkswagen, Nissan, Renault and Peugeot, as well as other OEMs and companies which are suppliers to OEMs. We, as a Tier I and Tier II supplier, provide prototype, design, engineering, laser welded blanks and tubes, roll-formed products and other automotive component services.

Results of Operations

Fiscal 2007 vs. Fiscal 2006

Net Sales. Net sales increased $430.7 million, or 97.6%, to $872.1 million for the year ended December 31, 2007 from $441.4 million for the year ended December 31, 2006. This $430.7 million increase in net sales was driven primarily by the Pullman acquisition in the fourth quarter of 2006 and the Arcelor Business acquisition in the third quarter of 2007. Incremental 2007 net sales from the Pullman and Arcelor Business acquisitions were $218.3 million and $190.3 million, respectively. The remaining $22.1 million increase in 2007 net sales was driven primarily by $25.0 million of increased steel pass-through pricing for several laser-welding programs. The $2.9 million decrease in non-steel net sales was driven by lower North American light vehicle production (1.4% decline) and lower sales at our Shelbyville, KY facility driven by the discontinuation of the Saturn Ion vehicle by General Motors and the transfer of production of the Saturn Vue vehicle by General Motors to another supplier in Mexico. This decrease in net sales was offset by new programs including the Ford Edge program in our Stow, OH and Tonawanda, NY facilities, the full year volume impact of the GM Holden Commodore program in our Australia facility and the launch of the Dodge Grand Caravan program in our Stow, OH facility.

Cost of Sales. Cost of sales increased $411.7 million, or 102.2%, to $814.7 million for the year ended December 31, 2007 from $402.9 million for the year ended December 31, 2006. This $411.7 million increase in cost of sales was driven primarily by the Pullman acquisition in the fourth quarter of 2006 and the Arcelor Business acquisition in the third quarter of 2007. Incremental 2007 cost of sales from the Pullman and Arcelor Business acquisitions were $208.2 million and $178.8 million, respectively. The remaining $24.7 million increase in 2007 cost of sales was driven primarily by an increase in the cost of steel due to the increased steel pass-through pricing for several laser-welding programs. As a percentage of net sales, cost of sales increased to 93.4% in fiscal 2007 from 91.3% in 2006. This increase in cost of sales as a percentage of sales in 2007 was driven primarily by approximately $13.0 million in costs pursuant to the launch of several new roll-forming programs including the Buick Enclave program in our South Haven (East), MI facility.

Gross Margin. Gross margin increased $19.0 million, or 49.4%, to $57.4 million for the year ended December 31, 2007 from $38.4 million for the year ended December 31, 2006. This $19.0 million increase in gross margin was driven primarily by the Pullman acquisition in the fourth quarter of 2006 and the Arcelor Business acquisition in the third quarter of 2007. Incremental 2007 gross margin from the Pullman and Arcelor Business acquisitions was $10.2 million and $11.5 million, respectively. The remaining $2.7 million decline in gross margin was driven primarily by the $2.9 million decrease in non-steel net sales from 2006 to 2007. As a percentage of net sales, gross margin declined to 6.6% in fiscal 2007 compared to 8.7% in 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased $22.2 million, or 100.7%, to $44.3 million for the year ended December 31, 2007 from $22.1 million for the year ended December 31, 2006. This $22.2 million increase in SG&A was driven primarily by the

Pullman acquisition in the fourth quarter of 2006 and the Arcelor Business acquisition in the third quarter of 2007. Incremental 2007 SG&A from the Pullman and Arcelor Business acquisitions were $9.7 million and $9.2 million, respectively. The remaining $3.3 million increase in SG&A was driven primarily by additional headcount to support our growth ($2.2 million), incremental audit, tax and legal fees to support our larger organization ($0.8 million), and fees associated with the bank covenant waiver process for our U.S. and Canadian Credit Facility ($0.3 million). As a percentage of sales, SG&A increased to 5.1% in fiscal 2007 from 5.0% in fiscal 2006.

Operating Profit. As a result of the foregoing factors, operating profit decreased $3.2 million, or 19.9%, to $13.1 million for the year ended December 31, 2007 from $16.3 million for the year ended December 31, 2006. As a percentage of sales, operating profit decreased to 1.5% in fiscal year 2007 from 3.7% in fiscal year 2006.

Interest Income. Interest income decreased $0.8 million to $0.4 million for the year ended December 31, 2007 from $1.2 million for the year ended December 31, 2006. Interest income in 2006 was driven by cash invested in the first three quarters of 2006. In the fourth quarter of 2006, this cash was used to consummate the Pullman acquisition. Interest income in 2007 primarily relates to cash invested by our non-U.S. facilities.

Interest Expense. Interest expense increased $10.6 million to $16.3 million for the year ended December 31, 2007 from $5.7 million for the year ended December 31, 2006. The higher interest expense was primarily driven by incremental interest costs related to additional debt incurred pursuant to the Pullman acquisition ($9.2 million) and the Arcelor Business acquisition ($3.0 million) offset by lower amortization of fees and a debt discount in 2007 on the convertible subordinated notes ($1.6 million).

Net Loss on Derivative Instruments. During 2007, we entered into two derivative transactions which were contingent upon the Arcelor Business acquisition. We determined that while our contingent derivative instruments provided significant economic hedges, they did not qualify for hedge accounting treatment. Accordingly, we recorded a net loss on these derivative instruments of $3.0 million for the year ended December 31, 2007. In October 2006, pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and based upon provisions included in the $32.5 million convertible subordinated notes, we bifurcated a conversion option and established the fair value of an embedded derivative separate from the debt instrument and recorded it as a derivative liability. At issuance, the initial fair value of the embedded derivative liability was $5.6 million, which was recorded as a discount to the convertible subordinated notes. This derivative liability was adjusted for changes in fair value from the date of the amendment in October 2006 to December 31, 2006, and we recognized a net loss on derivative instruments of $0.6 million.

Loss on Extinguishment of Debt. We recognized a loss on extinguishment of debt of $3.3 million for the year ended December 31, 2007 related to an amendment of our $32.5 million convertible subordinated notes.

Impairment Recovery (Charges). Impairment recovery (charges) in 2006 include the reversal of a $1.0 million credit reserve on the Logistics Notes established in 2005 due to the full collection of amounts owed in 2006.

Other, Net. Other income increased $1.5 million to $2.0 million for the year ended December 31, 2007 from $0.5 million for the year ended December 31, 2006. Other income for the year ended December 31, 2007 primarily included dividend income and management fees from SET ($2.8 million), commission income from our joint venture in Shanghai, China ($0.3 million) offset by foreign currency losses ($1.1 million). Other income for the year ended December 31, 2006 was comprised primarily of a $0.5 million gain from the reversal of a potential liability favorably resolved at our Mexican operations.

Income Tax (Benefit) Expense. Income tax benefit was $3.4 million for the year ended December 31, 2007. Income tax expense was $3.9 million for the year ended December 31, 2006. The effective tax rate implicit in the tax benefit for the year ended December 31, 2007 was 47.4% which is higher than the statutory rate of 35.0%. This 47.4% rate reflects the tax benefits of several items including the impact of foreign taxes at rates lower than the U.S. statutory rates, the tax treatment of dividends received from SET, research and development tax credits, and the tax treatment of the loss recorded on the extinguishment of debt. These income tax benefits were offset, in part, by a change in our tax treatment of our planned repatriation of earnings from our Brantford, Ontario facility and certain non-deductible items. The effective tax rate for 2006 was 30.2%. The 2006 effective rate was lower than the statutory rate of 35.0% due primarily to the release of a contingency related to a previously uncertain tax issue, prior year provision to return adjustments, and an increase in the expected research and development tax credits and foreign tax credits to become available in 2006 offset by the impact of the non-deductibility of the amortization of the debt discount.

(Loss) Income before Minority Interest and Equity Loss. As a result of the foregoing factors, the (loss) income before minority interest and equity loss increased $12.7 million to $(3.8) million for the year ended December 31, 2007 from income of $8.9 million for the year ended December 31, 2006.

Minority Interest, Net of Tax. Minority interest decreased $0.1 million to $1.0 million for the year ended December 31, 2007 from $1.1 million for the year ended December 31, 2006. For each year the minority interest represents our partner’s 49% share of the net earnings from our facility in Silao, Mexico.

Equity Loss, Net of Tax. Equity loss increased $2.0 million to $2.1 million for the year ended December 31, 2007 from $0.1 million for the year ended December 31, 2006. The $2.0 million increase is a result of recognizing our pro-rata share of SET”s losses.

Fiscal 2006 vs. Fiscal 2005

Net Sales. Net sales increased by $77.6 million, or 21.3%, to $441.4 million for the year ended December 31, 2006 from $363.8 million for the year ended December 31, 2005. This increase was driven primarily by the acquisition of Pullman ($44.3 million), the launch of new facilities in Australia ($10.0 million) and Stow, OH ($18.4 million) and the launch of laser-welding in Silao, Mexico ($8.0 million).

Cost of Sales. Cost of sales increased by $76.9 million, or 23.6%, to $402.9 million for the year ended December 31, 2006 from $326.0 million for the year ended December 31, 2005. The increase in cost of sales was primarily attributable to increased production volumes related to the increased sales in 2006 compared to 2005 and reflects a $1.2 million payment to a customer related to pricing givebacks and the signing of a long-term supply agreement. As a percentage of net sales, cost of sales increased to 91.3% in fiscal 2006 from 89.6% in 2005. This increase as a percentage of sales is attributable to costs incurred in 2006 for the launch of facilities in Australia and Stow, OH as well as laser-welding in Silao, Mexico. In addition, costs related to new product launches at facilities acquired with Pullman in the fourth quarter 2006 increased cost of sales as a percentage of net sales in 2006.

Gross Margin. Gross margin increased $0.6 million, or 1.7%, to $38.4 million for the year ended December 31, 2006 from $37.8 million for the year ended December 31, 2005. As a percentage of sales, gross margin declined to 8.7% in fiscal 2006 compared to 10.4% in 2005. This decline is attributable to a $1.2 million payment to a customer related to pricing givebacks and the signing of a long-term supply agreement and costs related to the launch of facilities in Australia and Stow, OH as well as laser-welding in Silao, Mexico. In addition, costs related to new product launches at facilities acquired with Pullman in the fourth quarter 2006 decreased gross margin as a percentage of net sales in 2006.

Selling, General and Administrative Expenses. SG&A increased by $6.1 million, or 38.0%, to $22.1 million for the year ended December 31, 2006 from $16.0 million for the year ended December 31, 2005. As a percentage of sales, SG&A increased from 4.4% in fiscal 2005 to 5.0% in 2006. The $6.1 million increase in SG&A was driven primarily by costs related to facilities acquired with the Pullman acquisition ($3.0 million), severance payments incurred related to management changes ($0.7 million), additional management incentive compensation ($0.6 million), the hiring of personnel to support growth initiatives ($0.8 million), increased research and development costs ($0.5 million), increased legal costs ($0.3 million) and additional bad debt expense ($0.2 million).

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

Interest Expense. Interest expense increased $2.8 million to $5.7 million for the year ended December 31, 2006 from $2.9 million for the year ended December 31, 2005. The higher interest expense was primarily related to additional debt incurred pursuant to the Pullman acquisition ($1.9 million additional interest expense) including $20.6 million of debt at our Mexican facilities ($0.4 million additional interest expense). In addition we had increased interest expenses related to the amendment of the convertible subordinated notes including $0.3 million from the acceleration of debt discount and $0.2 million from the write-off of deferred financing costs.

Net Loss on Derivative Instruments. In October 2006, pursuant to SFAS 133, and based upon provisions included in the convertible subordinated notes, we bifurcated a conversion option and established the fair value of an embedded derivative separate from the debt instrument and recorded it as a derivative liability. At issuance, the estimated initial fair value of embedded derivative liability was $5.6 million, which was recorded as a discount to the convertible subordinated notes. This derivative liability was adjusted for changes in fair value from the date of the amendment in October 2006 to December 31, 2006 and we incurred a loss of $0.6 million.

Impairment Recovery (Charges). Impairment recovery (charges) in 2006 include the reversal of a $1.0 million credit reserve on the Logistics Notes established in 2005 due to the full collection of amounts owed. We recognized impairment charges of $10.1 million in fiscal 2005 including a $7.9 million impairment charge related to our investments in SET and a $2.1 million impairment charge related to two non-core assets including real estate held for sale ($1.1 million) and the Logistics Notes ($1.0 million), both of which relate to businesses that we previously sold. In addition, our investment in a private company in the automotive business was written off entirely in 2005 for $0.2 million.

Other, net. Other income decreased $0.7 million from $1.2 million in fiscal 2005 to $0.5 million in fiscal 2006. Other income in 2006 is comprised primarily of a $0.5 million gain from the reversal of a potential liability favorably resolved at our Mexican operations. Other income in 2005 is comprised primarily of dividend income of $0.6 million and the recovery of previously written-off assets of $0.7 million offset by a loss on foreign currency transactions of $0.1 million.

Income Tax (Benefit) Expense. Income tax expense decreased $1.7 million to $3.9 million for the year ended December 31, 2006 from $5.6 million in 2005. The effective tax rate for 2006 was 30%. The 2006 effective rate is lower than the statutory rate of 35% due primarily to the release of a contingency related to a previously uncertain tax issue, prior year provision to return adjustments, and an increase in the expected research and development tax credits and foreign tax credits to become available in 2006 offset by the impact of the non-deductibility of the amortization of the debt discount. In addition, the statutory rate in certain foreign countries is less than the statutory rate of 35% in the U.S. The effective tax rate for fiscal 2005 was 53%. The effective rate is driven by the non-deductibility of impairment charges of $8.1 million (of the total $10.1 million in impairment charges). After earnings before income taxes are adjusted for these impairment charges, the effective rate is 30%. This adjusted effective rate is less than the statutory rate of 35% primarily due to the release of a contingency related to a previously uncertain tax issue which was resolved in 2005 and prior year provision to return adjustments offset by the impact of state taxes and the non-deductibility of the amortization of debt discount.

(Loss) Income before Minority Interest and Equity Loss. As a result of the foregoing factors, income before minority interest and equity loss increased $3.9 million, or 76.3%, to $8.9 million for the year ended December 31, 2006 from $5.1 million for the year ended December 31, 2005.

Minority Interest. We sold 49% of our interest in our Silao, Mexico facility in November 2005. The ($1.1) million minority interest in 2006 represents our partner’s 49% share of the net earnings from the Silao facility in 2006. The minority interest of $0.03 million in 2005 represents our partner’s 49% share of the net loss from our Silao facility in November and December 2005. The net loss is attributable to launch costs related to the establishment of laser-welding operations in the facility.

Equity Loss, Net of Tax. In October 2006, we began to account for our investment in SET common stock under the equity method of accounting and recognized $0.05 million for our pro-rata share of SET’s losses.

Liquidity and Capital Resources

Our cash requirements have historically been satisfied through a combination of cash flow from operations, equity issuances and debt financings. Working capital needs and capital equipment requirements have increased as a result of our growth and are expected to continue to increase as a result of anticipated growth. Anticipated increases in required working capital and capital equipment expenditures are expected to be met primarily from cash flow from operations, equity issuances and debt financing. As of December 31, 2007, we had net working capital of $34.1 million.

Cash Flows

Fiscal 2007 vs. Fiscal 2006

Net cash provided by operating activities increased $22.8 million to $32.1 million for the year ended December 31, 2007 from $9.3 million for the year ended December 31, 2006. This $22.8 million increase was driven by $6.3 million additional cash provided by our net (loss) income adjusted for non-cash items and by $16.5 million additional cash provided by changes in net working capital. The increase in cash provided by our net (loss) income adjusted for non-cash items was driven by our growth activities in 2007 including the Pullman and Arcelor Business acquisitions. The increase in cash provided by changes in net working capital in 2007 was driven by the collection of net value-added tax receivable at facilities acquired pursuant to the Arcelor Business acquisition.

Net cash used in investing activities increased $35.1 million to $132.1 million for the year ended December 31, 2007 from $97.0 million for the year ended December 31, 2006. Net cash used in investing activities for 2007 included $109.4 million for the Arcelor Business acquisition, $21.6 million for the purchase of property, plant and equipment primarily to support the launch of new roll-forming programs and $1.3 million for cash invested in our WISCO Noble (Wuhan) Laser Welding Technology Co., Ltd. joint venture in China. Net cash used in investing activities for 2006 included cash outflows of $86.1 million for the Pullman acquisition, $11.2 million for the purchase of property, plant and equipment, $2.0 million for our investment in SET preferred stock offset by the receipt of $2.1 million from notes receivable pursuant to the sale of our former Logistics business.

Net cash provided by financing activities increased $26.8 million to $99.5 million for the year ended December 31, 2007 from $72.7 million for the year ended December 31, 2006. Net cash provided by financing activities in 2007 was driven primarily by $106.5 million borrowed pursuant to our European Term Loan to fund the Arcelor Business acquisition offset by cash outflows of $6.0 million for dividends on our common stock and $1.5 million for financing fees related to the financing of the Arcelor Business acquisition. Net cash provided by financing activities in 2006 included borrowings on our U.S. and Canadian Credit Facility of $87.2 million used to fund the Pullman acquisition offset by cash outflows of $7.5 million for a payment on our convertible subordinated notes, $4.3 million for dividends on our common stock and $2.3 million for financing fees related to the financing of the Pullman acquisition.

Fiscal 2006 vs. Fiscal 2005

Net cash provided by operating activities decreased $8.1 million to $9.3 million for the year ended December 31, 2006 from $17.4 million for the year ended December 31, 2005. This $8.1 million decrease was driven by $2.2 million less cash provided by our net (loss) income adjusted for non-cash items and by $5.9 million additional cash used for changes in net working capital. The $2.2 million decrease in cash provided by our net (loss) income adjusted for non-cash items was driven by operating losses pursuant to our Pullman acquisition in the fourth quarter of 2006. The increase in cash used for changes in net working capital was driven by additional cash needed to support increases in net sales and related production activities.

Net cash used in investing activities increased $86.7 million to $97.0 million for the year ended December 31, 2006 from $10.3 million for the year ended December 31, 2005. Net cash used in investing activities for 2006 included cash outflows of $86.1 million for the Pullman acquisition, $11.2 million for the purchase of property, plant and equipment, $2.0 million for our investment in SET preferred stock offset by the receipt of $2.1 million from notes receivable pursuant to the sale of our former Logistics business. Net cash used in investing activities for 2005 included cash outflows of $15.1 million for the purchase of property, plant and equipment primarily to support the launch of our Stow, OH and Australia facilities offset by the receipt of $4.3 million for the sale of property, plant and equipment.

Net cash provided by financing activities increased $75.6 million to $72.7 million for the year ended December 31, 2006 compared to cash used in financing activities of $2.9 million for the year ended December 31, 2005. Net cash provided by financing activities in 2006 included borrowings on our U.S. and Canadian Credit Facility of $87.2 million used to fund the Pullman acquisition offset by a $7.5 million payment on our convertible subordinated notes, $4.3 million for dividends paid on our common stock and $2.3 million for financing fees related to the financing of the Pullman acquisition. The $2.9 million cash used in financing activities in 2005 was driven by $3.7 million for dividends paid on our common stock offset by $0.8 million cash received for the issuance of common stock primarily related to the exercise of stock options.

Primary Credit Facilities

We maintain a $70.0 million term loan and a $40.0 million revolving credit facility through a syndicate of commercial banks (collectively the “U.S. and Canadian Credit Facility”). The U.S. and Canadian Credit Facility was entered into in October 2006 pursuant to the acquisition of Pullman. In November 2007, the revolving credit facility commitment was expanded to $50.0 million. The U.S. and Canadian Credit Facility matures in October 2011 and is secured by the assets of the Company and its subsidiaries in the U.S. and Canada. The revolving credit facility is subject to a borrowing base formula based upon eligible accounts receivable and inventory in our U.S. and Canadian subsidiaries. The revolving credit facility allows for the issuance of up to $20.0 million in letters of credit.

The U.S. and Canadian Credit Facility accrues interest at either a margin to the prime rate or LIBOR, at our option. At December 31, 2007, the interest rate on the term loan and revolving credit facility was 8.73% and 8.16%, respectively. At December 31, 2006, the interest rate on the term loan and revolving credit facility was 7.84% and 8.11%, respectively. The prime rate and LIBOR margins on the U.S. and Canadian Credit Facility will increase or decrease in future periods depending upon our total debt to EBITDA ratio.

The U.S. and Canadian Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on debt, consolidations, mergers, and sales of assets, and bank approval on acquisitions over $15.0 million. During 2007, we and the syndicate of commercial banks agreed to amend certain covenants for the fiscal quarter ended March 31, 2007. In addition, as of September 30, 2007, we received a waiver from the syndicate of commercial banks with respect to any covenant defaults as of that date. On February 15, 2008, we entered into a limited waiver letter with respect to our compliance with certain financial covenants as of December 31, 2007. On March 20, 2008, we entered into a sixth amendment with the syndicate of commercial banks to, among other things, permit us to incur $50.0 million of subordinated debt as part of a convertible debt financing with ArcelorMittal, revise the levels of certain financial covenants and ratios and reduce the amount of scheduled principal payments. See “Item 8. Financial Statements and Supplementary Data; Note 11—Long Term Debt” for additional information regarding the modifications to our U.S. and Canadian Credit Facility.

On March 19, 2008, we entered into a Securities Purchase Agreement with ArcelorMittal pursuant to which ArcelorMittal agreed to provide subordinated debt financing to us in the form of a convertible subordinated note with a principal amount of $50.0 million. The convertible subordinated note was issued on March 20, 2008, bears interest at the rate of 6% per annum and matures on March 20, 2013. The conversion price is subject to reset and adjustment. The proceeds from the issuance of the convertible subordinated note were used as follows: $10.0 million to pay down the U.S. and Canadian revolving credit facility and $40.0 million to pay down the U.S. and Canadian term loan.

On August 31, 2007, we entered into a €78.0 million term loan (“European Term Loan”) and a €40.0 million revolving credit facility (“European Revolver”) (collectively the “European Credit Facility”) with a commercial bank for the cash portion of the purchase price for the Arcelor Business and to provide working capital for the Arcelor Business after closing. The European Credit Facility is secured by the assets of Noble European Holdings B.V. and its subsidiaries. The European Term Loan is repayable in ten equal, semiannual installments, plus interest, over five years. The European Credit Facility bears interest at a floating rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus an initial margin of 1.5%. The margin will fluctuate annually from a minimum of 1.0% to a maximum of 1.8%, depending on, among other things, the ratio of Noble B.V.’s total consolidated debt (excluding subordinated debt) at year end to EBITDA for the year then ended. At December 31, 2007, the interest rate on the European Term Loan and European Revolver was 5.98% and 5.83%, respectively.

The European Credit Facility is subject to customary financial and other covenants including, but not limited to, a prohibition on the payment of dividends by Noble B.V. and limitations on acquisitions and business combinations by Noble B.V., a total debt to EBITDA ratio and a fixed charge coverage ratio. As of December 31, 2007, we were not in compliance with all of our covenants under the European Credit Facility, but we have subsequently received a waiver from the syndicate of commercial banks with respect to any defaults based on such non-compliance. This waiver is effective until May 2, 2008, at which date we would be in default unless the covenants are formally amended. This waiver is contingent upon us making a €20.0 million prepayment on the European Term Loan (as hereinafter defined). Such prepayment amount shall be funded by the proceeds of subordinated debt provided to us by ArcelorMittal or a mutually agreed upon alternative solution. We are in discussions with the lenders under the European Credit Facility regarding an amendment or permanent waiver to avoid potential future covenant defaults.

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

For information regarding our ability to comply with our covenants, see “Item 1A. Risk Factors; We are subject to certain financial and other restrictive covenants pursuant to our credit facility documentation.” For more information regarding our various credit facilities, see “Item 8. Financial Statements and Supplementary Data; Note 11—Long Term Debt.”

Off Balance Sheet Arrangements

Our off balance sheet financing consists primarily of operating leases for equipment and property. These leases have terms ranging from a month-to-month basis to thirteen years. We incurred lease expense of $11.8 million, $5.6 million and $5.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, we guaranteed $3.0 million of SET’s senior debt. Pursuant to guidance in Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and our valuation of the guarantee, we do not carry a liability for this guarantee at December 31, 2007.

As illustrated in the contractual obligations table, we have approximately $4.8 million of unrecognized tax benefits that have been recorded as liabilities in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). We are uncertain as to if or when such amounts may be settled. Settlement of such amounts could require the use of working capital.

Contractual Obligations

From 2008 through 2012 and thereafter we will make contractual minimum lease payments as well as short and long-term debt payments. The following table summarizes the payments due on our contractual obligations:

	Payments due by Period
	(in thousands)
	Total	Other	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt obligations	$291,701	$—	$49,795	$82,648	$157,927	$1,331
Operating lease obligations	56,001	—	9,195	21,116	10,875	14,815
Interest payments	41,095	—	13,083	22,970	5,042	—
FIN 48 obligations	4,837	4,837	—	—	—	—
Purchase obligations	3,151	—	3,151	—	—	—

Total	$396,785	$4,837	$75,224	$126,734	$173,844	$16,146

Interest payments on our variable rate debt are based on the rates in effect as of December 31, 2007. Purchase obligations primarily include commitments for capital expenditures. We have not included information on our recurring purchases of materials used in our manufacturing operations. These amounts are generally consistent from year to year, closely reflect our levels of production and are not long-term in nature (less than three months).

The FIN 48 obligations reflected in the table above represent $4.8 million of unrecognized tax benefits that have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits, not included in the table above we have also recorded a liability for potential penalties and interest of $1.1 million.

We expect capital expenditures to be approximately $35.0 million during 2008.

Critical Accounting Policies

A summary of our significant accounting policies can be found in “Item 8. Financial Statements and Supplementary Data, Note 1—Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies.” Certain of our accounting policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. A summary of our critical accounting policies is listed below.

Valuation of Deferred Tax Assets

We operate locations globally which are subject to various U.S. and foreign tax regulations. The nature of our tax provisions and the evaluation of our ability to use all recognized deferred tax assets are complex. In assessing the ability to realize such deferred tax assets, we review the scheduled reversal of deferred tax liabilities, the projections of taxable income in future periods and the effectiveness of various tax planning strategies in making assessments. The consideration of these matters requires significant management judgment in determining deferred tax asset valuation allowances. While we believe that the appropriate valuations of deferred tax assets have been made, unforeseen changes in tax legislation, regulatory activities, operating results, financing strategies, organization structure and other related matters may result in material changes in our deferred tax asset valuation allowances.

Valuation of Long-Lived Assets

We periodically review the recoverability of our long-lived assets such as goodwill, intangible assets and property, plant and equipment. Our assessment of recoverability includes estimating several factors, such as anticipated future cash flows generated from these assets, which are typically based upon internal budget information and independent forecasts of future automotive volumes. The determination of appropriate estimates requires considerable management judgment. Unexpected changes in the automotive industry, our operating results, and other related matters may impact our assessment.

Inflation

Inflation generally affects us by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, fuel, equipment and raw materials. We do not believe that inflation has had any material effect on our business over the past three years.

Impact of New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”) which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not believe that the adoption of SFAS 161 will have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also requires that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation to be accounted for as equity transactions if the parent retains its controlling financial interest in the subsidiary. Otherwise, transactions that result in deconsolidation of a subsidiary are recognized as gains or losses. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe that the adoption of SFAS 160 will have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”) which retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS 141(R) retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We are currently evaluating the requirements of SFAS 141(R) and have not yet determined the impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for us on January 1, 2008, and currently we do not intend to elect to re-measure any of our existing financial assets or financial liabilities under the provisions of SFAS 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” which amends SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases, (“SFAS 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS 157 will be applied prospectively, and we do not believe it will have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We are exposed to the impact of foreign currency fluctuations. International revenues from our foreign subsidiaries were approximately 46% of net sales for the year ended December 31, 2007. Our primary foreign currency exposures are the Canadian Dollar, Mexican Peso, Euro, UK Sterling and Australian Dollar. In general, where possible, we manage our exposures to foreign currency assets, liabilities and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and matching revenues with expenses in the same currency, as such, certain exposures are naturally offset. However, as of December 31, 2007, our Mexico operations, whose functional currency is the Mexican Peso, had net U.S. Dollar liability exposure of approximately $18.1 million. Based upon this exposure, for every one percent increase (decrease) in the value of the Mexican Peso versus the U.S. Dollar, we would recognize a foreign currency transaction gain (loss) of approximately $0.2 million. We recognized a foreign exchange transaction loss (gain) of $1.1 million and $(0.1) million for the years ended December 31, 2007 and 2006, respectively.

Interest Rate Sensitivity

Our financial results are affected by changes in U.S. and foreign interest rates due primarily to our various credit facilities containing variable interest rates when we borrow under these credit facilities. The balance of our variable interest rate debt as of December 31, 2007 was $217.1 million.

During 2007, we entered into two interest rate swap transactions, which effectively fixed the interest rate on a portion of our variable interest rate debt. Based upon this exposure and including the effects of the interest rate swaps, for every annualized one percent increase (decrease) in the U.S. and foreign interest rates, we would recognize an additional annualized interest expense (benefit) of $1.4 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Noble International, Ltd.

Troy, Michigan

We have audited the accompanying consolidated balance sheets of Noble International, Ltd., and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Form 10-K Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Noble International, Ltd. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

April 14, 2008

NOBLE INTERNATIONAL, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Net sales	$872,096	$441,372	$363,820
Cost of sales	814,687	402,941	326,017

Gross margin	57,409	38,431	37,803
Selling, general and administrative expenses	44,326	22,090	16,005

Operating profit	13,083	16,341	21,798
Interest income	368	1,186	634
Interest expense	(16,339)	(5,684)	(2,868)
Net loss on derivative instruments	(3,047)	(600)	—
Loss on extinguishment of debt	(3,285)	—	—
Impairment recovery (charges)	—	1,000	(10,140)
Other, net	2,024	532	1,221

(Loss) income before income taxes, minority interest and equity loss	(7,196)	12,775	10,645
Income tax (benefit) expense	(3,412)	3,857	5,586

(Loss) income before minority interest and equity loss	(3,784)	8,918	5,059
Minority interest, net of tax	(1,001)	(1,089)	34
Equity loss, net of tax	(2,075)	(50)	—

Net (loss) income	$(6,860)	$7,779	$5,093

Basic (loss) earnings per common share	$(0.40)	$0.55	$0.37

Diluted (loss) earnings per common share	$(0.40)	$0.55	$0.36

Basic weighted average common shares outstanding	17,283	14,071	13,947

Diluted weighted average common shares outstanding	17,283	14,109	14,045

NOBLE INTERNATIONAL, LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$3,332	$6,587
Accounts receivable, trade, net	160,664	98,742
Inventories, net	81,500	31,260
Unbilled customer tooling, net	8,825	21,575
Prepaid expenses	3,804	3,075
Deferred income taxes	3,781	1,881
Income taxes receivable	5,842	—
Value added tax receivable	11,117	510
Other current assets	12,625	2,484

Total Current Assets	291,490	166,114
Property, Plant and Equipment, net	264,163	109,648
Other Assets:
Goodwill	155,100	75,753
Other intangible assets, net	78,330	30,678
Other assets, net	14,608	4,955

Total Other Assets	248,038	111,386

Total Assets	$803,691	$387,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$152,868	$95,560
Accrued liabilities	38,956	21,297
Current maturities of long-term debt	49,795	21,926
Contingent consideration	14,746	14,000
Income taxes payable	1,021	4,255

Total Current Liabilities	257,386	157,038
Long-Term Liabilities:
Long-term debt, excluding current maturities	205,690	88,480
Convertible subordinated notes	36,216	33,273
Deferred income taxes	35,605	15,783
Other liabilities	10,018	668

Total Long-Term Liabilities	287,529	138,204

Minority Interest	5,641	4,640

Commitments and Contingencies (Note 19)

Stockholders’ Equity
Common stock, $0.00067 par value, 50 million shares authorized, 23,599,224 and 14,093,818 outstanding in 2007 and 2006, respectively	16	9
Additional paid-in capital	222,057	55,737
Retained earnings	16,109	29,006
Accumulated other comprehensive income, net	14,953	2,514

Total Stockholders’ Equity	253,135	87,266

Total Liabilities and Stockholders’ Equity	$803,691	$387,148

NOBLE INTERNATIONAL, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(6,860)	$7,779	$5,093
Adjustments to reconcile net (loss) income to net cash provided by operations:
Minority interest	1,001	1,089	(34)
Equity loss	2,075	50	—
Loss on extinguishment of debt	3,285	—	—
Net loss on derivative instruments	(31)	600	—
Amortization of financing fees included in interest expense	783	1,987	1,399
Depreciation and amortization	30,658	12,443	10,318
Deferred income taxes	(568)	1,255	(420)
Impairment (recovery) charge	—	(1,000)	10,140
Share-based compensation expense	607	333	367
(Gain) loss on sale of property, plant and equipment	(13)	62	(39)
Changes in operating assets and liabilities, net of acquisitions and foreign exchange:
Accounts receivable	(15,651)	13,059	(24,465)
Inventories	6,558	(1,292)	(1,135)
Prepaid and other assets	18,451	(1,808)	1,176
Accounts payable	3,456	(22,045)	15,261
Income taxes payable or receivable	281	(1,520)	(1,695)
Accrued liabilities	(11,789)	(1,546)	1,459
Excess tax benefit from share-based compensation arrangements	(187)	(156)	—

Net cash provided by operating activities	32,056	9,290	17,425
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(109,449)	(86,071)	(5,678)
Purchases of property, plant and equipment	(21,593)	(11,173)	(15,062)
Proceeds from sale of property, plant and equipment	224	135	4,309
Investment in joint ventures	(1,250)	—	—
Purchase of SET preferred stock	—	(2,000)	—
Proceeds from notes receivable on sale of discontinued operations	—	2,083	590
Net proceeds from sale of minority interest in joint venture	—	—	5,529
Other	13	—	—

Net cash used in investing activities	(132,055)	(97,026)	(10,312)
Cash flows from financing activities:
Net borrowings (payments) on revolving credit facilities	29,663	17,160	(15)
Borrowings on term loans	106,455	70,000	—
Repayments of borrowings under term loans	(26,565)	—	—
Repayments under other debt agreements	(4,452)	(8,178)	—
Proceeds from issuance of common stock	1,814	259	840
Dividends paid on common stock	(6,037)	(4,324)	(3,726)
Financing fees	(1,539)	(2,341)	—
Excess tax benefit from share-based compensation arrangements	187	156	—

Net cash provided by (used in) financing activities	99,526	72,732	(2,901)
Effect of exchange rate changes on cash and cash equivalents	(2,782)	(387)	215
Net (decrease) increase in cash and cash equivalents	(3,255)	(15,391)	4,427
Cash and cash equivalents at beginning of period	6,587	21,978	17,551

Cash and cash equivalents at end of period	$3,332	$6,587	$21,978

NOBLE INTERNATIONAL, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Common Stock				Accumulated Other Comprehensive Income
	Shares	Amount	Additional Paid In Capital	Retained Earnings	Foreign Currency Translation Adjustments	Other Adjustments	Total	Total Shareholders’ Equity
Balance at December 31, 2004	13,937	$9	$53,782	$24,184	$1,608	$—	$1,608	$79,583
Net income	—	—	—	5,093	—	—	—	5,093
Foreign currency translation adjustments, net	—	—	—	—	708	—	708	708

Total comprehensive income								5,801
Share-based compensation, net of shares issued	75	—	1,206	—	—	—	—	1,206
Dividends on common stock	—	—	—	(3,726)	—	—	—	(3,726)

Balance at December 31, 2005	14,012	9	54,988	25,551	2,316	—	2,316	82,864
Net income	—	—	—	7,779	—	—	—	7,779
Foreign currency translation adjustments, net	—	—	—	—	198	—	198	198

Total comprehensive income								7,977
Share-based compensation, net of shares issued	82	—	749	—	—	—	—	749
Dividends on common stock	—	—	—	(4,324)	—	—	—	(4,324)

Balance at December 31, 2006	14,094	9	55,737	29,006	2,514	—	2,514	87,266
Net loss	—	—	—	(6,860)	—	—	—	(6,860)
Foreign currency translation adjustments, net	—	—	—	—	13,009	—	13,009	13,009
Pension liability adjustments, net	—	—	—	—	—	67	67	67
Unrealized loss on derivative instruments	—	—	—	—	—	(637)	(637)	(637)

Total comprehensive income								5,579
Issuance of common stock for acquisition	9,375	7	163,963	—	—	—	—	163,970
Share-based compensation, net of shares issued	130	—	2,357	—	—	—	—	2,357
Dividends on common stock	—	—	—	(6,037)	—	—	—	(6,037)

Balance at December 31, 2007	23,599	$16	$222,057	$16,109	$15,523	$(570)	$14,953	$253,135

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies

Nature of Operations

Noble International, Ltd. (the “Company”), through its subsidiaries, is a full-service provider of tailored laser-welded blanks, tubular products, and roll-formed products for the automotive industry. The principal markets for its products are North America and Europe.

BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the Company and the accounts of the Company’s subsidiaries in which it holds a controlling financial or management interest. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

Consistent with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition,” revenue is realized or realizable and earned when there is persuasive evidence that an arrangement exists, the delivery has occurred or services have been rendered, the Company’s price to the customer is fixed or determinable, and the Company’s ability to collect is reasonably assured. The Company recognizes revenue when products are shipped to customers and title transfers under standard commercial terms or when realizable in accordance with the Company’s commercial agreements. Revenue is recorded net of customer returns, which are primarily for damaged items. Historically, the Company’s customer returns have not been material.

In North America, the Company participates in steel re-sale programs with several of its customers. As a participant in these programs, the Company purchases steel from the customer, blanks and welds the steel, and re-sells a finished laser-welded blank or roll-formed product to the customer. In Europe the Company purchases substantially all flat-rolled carbon steel products from ArcelorMittal. The Company records sales for the cost of steel sold to the customer plus a mark-up and records the cost of the steel in cost of sales. This accounting

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies (Continued)

treatment is consistent with Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company acts as principal in the transaction, takes title to the products, and has risks and rewards of ownership.

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

Accounts Receivable

Trade accounts receivable are stated net of allowances for uncollectible accounts. When determining the allowances for uncollectible accounts, the Company evaluates the overall composition of the accounts receivable aging, the prior history of accounts receivable write-offs, the credit risk of customers and known collectibility issues. Based upon its analysis, the Company maintained an allowance for doubtful accounts of $0.9 million and $0.7 million as of December 31, 2007 and 2006, respectively.

Inventories

Inventories are stated at the lower of cost or market. Our cost is primarily determined on a first-in, first-out basis. If we determine that our inventories have become obsolete or are otherwise not saleable, we record a reserve for such loss as a component of our inventory accounts.

Customer Tooling

When the Company incurs costs to design, develop, and build dies and other tooling that will be owned by the customer, it expenses these costs unless it has a written contractual guarantee for reimbursement of all design and development costs. Reimbursable costs incurred for customer tooling are reported as a current asset in Unbilled customer tooling, net. On a regular basis the Company evaluates the balance of the Unbilled customer tooling, net, for recoverability. Based upon its analysis, the Company maintained a reserve for tooling losses of $2.0 million and $3.1 million as of December 31, 2007 and 2006, respectively.

Property, Plant, and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight line method over the estimated useful lives of the assets which range from 3 to 10 years for machinery and equipment and 15 to 37 years for buildings. Leasehold improvements are depreciated over the lives of the leases or estimated useful lives of the assets, whichever is less. Furniture and fixtures are depreciated from 3 to 7 years based on their useful lives. Expenditures for maintenance and repairs are expensed as incurred. When assets are sold or otherwise retired, the cost and accumulated depreciation are removed from the ledgers and the resulting gain or loss is included in operating profit.

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies (Continued)

The Company capitalizes interest costs associated with construction in progress consistent with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost.” Capitalized interest costs were $0.2 million for each of the years ended December 31, 2007, 2006 and 2005.

Goodwill

The Company records goodwill when the cost of an acquisition exceeds the fair value of net assets acquired. As required under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), management reviews the recoverability of goodwill at least annually as of June 30 and any other time events or circumstances indicate a potential change in recoverability. See “Note 9—Goodwill” for additional information.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the carrying value of long-lived assets held for use, including intangible assets, whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The impairment review is generally triggered when events such as a significant industry downturn, product discontinuance, plant closures, product dispositions, or technological obsolescence occur.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of the net recorded amount, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes or goodwill to the extent that the valuation allowance was established in purchase accounting.

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

Assets and liabilities of the Company’s foreign operations for which the local currency is the functional currency are translated into U.S. dollars at period-end exchange rates, while income and expenses are translated at the average exchange rates during the period. Translation gains or losses are included in Accumulated other comprehensive income, net in the Stockholders’ Equity section in the Consolidated Balance Sheets and separately as a component of Accumulated other comprehensive income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income. Gains and losses resulting from foreign currency transactions, which are transactions denominated in a currency other than the functional currency, are included as a component of Other, net in the Consolidated Statements of Operations. The Company recognized a net foreign exchange transaction loss of $1.1 million, a gain of $0.1 million and a loss of $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). To manage interest rate risk, the Company enters into interest rate swap contracts to adjust the proportion of total debt that is subject to variable interest rates. The contracts fix the borrowing rate on floating rate debt to provide an economic hedge against the risk of rising rates. The Company does not enter into derivative transactions for speculative or trading purposes.

SFAS 133 requires that all derivative instruments be reported on the balance sheet at fair value with changes in fair value reported currently through earnings unless the transactions qualify and are designated as normal purchases or sales or meet special hedge accounting criteria.

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

Share-Based Compensation

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

For periods prior to January 1, 2006, as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounted for its share-based payment arrangements under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under SFAS 123, companies could either recognize the fair value of share-based payment arrangements as period expenses or disclose the pro forma impact in the notes to the financial statements. The Company elected to disclose the pro forma impact in the notes to the financial statements. Accordingly, no compensation cost has been recognized under SFAS 123 for the periods prior to January 1, 2006 for awards

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies (Continued)

under the 1997 Stock Option Plan, although the Company has recognized compensation expense for awards under the 2001 Stock Incentive Plans since these awards were considered compensatory.

Had compensation cost been recognized for awards under the 1997 Stock Option Plan based upon fair value, the Company’s net earnings and earnings per share for the year ended December 31, 2005 would have been as follows:

December 31, 2005
(in thousands, except per share amounts)
Net income
As reported	$5,093
Less: Total employee stock option exercises under the fair value method, net of related tax effects	201

Pro forma	$4,892
Basic earnings per share from continuing operations
As reported	$0.37
Pro forma	$0.35
Diluted earnings per share from continuing operations
As reported	$0.36
Pro forma	$0.35

For more information on the Company’s 1997 Stock Option Plan and 2001 Stock Incentive Plans, see “Note 15—Share-Based Compensation.”

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”) which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not believe that the adoption of SFAS 161 will have a material effect on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also requires that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation to be accounted for as equity transactions if the parent retains its controlling financial interest in the subsidiary. Otherwise, transactions that result in

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies (Continued)

deconsolidation of a subsidiary are recognized as gains or losses. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not believe that the adoption of SFAS 160 will have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”) which retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS 141(R) retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the requirements of SFAS 141(R) and has not yet determined the impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for the Company on January 1, 2008, and currently the Company does not intend to elect to re-measure any of its existing financial assets or financial liabilities under the provisions of SFAS 159.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The Company recognized no adjustment to the opening balance of retained earnings as a cumulative effect of a change in accounting principle as a result of the adoption of FIN 48. See “Note 14—Income Taxes” for additional information.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective, except as described below, for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” which amends SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases, (“SFAS 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS 157 will be applied prospectively, and the Company does not believe it will have a material effect on its consolidated financial statements.

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Operations, Basis of Presentation, and Summary of Significant Accounting Policies (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This provision of SFAS 158 was effective for fiscal years ending after December 15, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, effective for fiscal years ending after December 15, 2008. The provisions of SFAS 158 were applied in the Company’s accounting for its pension benefit plans. See “Note 16—Employee Benefit Plans” for additional information.

Note 2—Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company. The following table reconciles the numerator and the denominator to calculate basic and diluted earnings (loss) per share. All amounts have been adjusted for the Company’s three-for-two stock split effected on February 3, 2006.

	Net Income (Loss) (Numerator)	Shares (Denominator)	Net Income (Loss) Per Share
	(in thousands, except per share amounts)
Year Ended December 31, 2007
Basic loss per share	$(6,860)	17,283	$(0.40)
Effect of dilutive securities	—	—	—

Diluted loss per share	$(6,860)	17,283	$(0.40)

Year Ended December 31, 2006
Basic earnings per share	$7,779	14,071	$0.55
Effect of dilutive securities—share-based compensation	—	38	—

Diluted earnings per share	$7,779	14,109	$0.55

Year Ended December 31, 2005
Basic earnings per share	$5,093	13,947	$0.37
Effect of dilutive securities—share-based compensation	—	74	(0.01)
Effect of dilutive securities—contingently issuable shares	—	24	—

Diluted earnings per share	$5,093	14,045	$0.36

The following securities would have had an anti-dilutive effect on earnings per share and are therefore excluded from the computations above.

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Convertible subordinated notes	1,669	1,833	1,854
Share-based compensation	39	—	—

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Earnings (Loss) Per Share (Continued)

SUBSEQUENT CHANGES TO POTENTIAL COMMON SHARES

SECURITIES PURCHASE AGREEMENT

On March 19, 2008, the Company entered into a Securities Purchase Agreement with ArcelorMittal pursuant to which ArcelorMittal agreed to provide subordinated debt financing to the Company in the form of a convertible subordinated note with a principal amount of $50.0 million. The convertible subordinated note was issued on March 20, 2008, bears interest at the rate of 6% per annum and matures on March 20, 2013. See “Note 20— Subsequent Events” for additional information.

Stock Option Issuance

On January 7, 2008 the Company issued 250,000 stock options at an exercise price of $14.70 per share.

Note 3—Supplemental Cash Flow Information

Purchases of property, plant, and equipment (“PP&E”) and changes in accounts payable have been adjusted in the Consolidated Statements of Cash Flows at December 31 to reflect PP&E amounts included in accounts payable. These (decreases) increases in accounts payable were $(3.9) million, $7.3 million and $1.1 million, at December 31, 2007, 2006, and 2005, respectively. These adjustments allow for the presentation of actual cash paid for PP&E in each year presented.

During 2006, the Company amended and restated $32.5 million of its convertible subordinated notes. Pursuant to SFAS 133, the Company recorded a $5.6 million embedded derivative liability related to the terms of the conversion option in the convertible subordinated notes along with a corresponding debt discount at issuance. The change in value of the embedded derivative liability was recorded as a $0.6 million charge to expense in 2006.

During 2005, the Company, pursuant to the completion of the tax planning related to the acquisition of Prototech Laser Welding, Inc. (“LWI”), reversed a valuation allowance thus recognizing a deferred tax asset and decreasing goodwill by $0.5 million.

Additional cash flow information is as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash paid for interest	$13,058	$1,644	$1,200

Cash paid for taxes, net	$3,333	$4,774	$5,662

Acquisition of businesses, net of cash acquired
Fair value of assets acquired, including goodwill	$256,753	$196,111	$6,895
Liabilities assumed	(130,569)	(88,034)	(1,217)
Debt assumed	(16,735)	(22,006)	—

Cash paid for acquisitions, net	$109,449	$86,071	$5,678

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Impairment Charges

In conjunction with the sale of the Company’s logistics group in 2003, it received a note for approximately $9.1 million (the “Logistics Notes”). During 2005, the Company established a credit reserve and recognized an impairment charge of $1.0 million based upon the estimated realizable value of the Logistics Notes. In 2006, all amounts owed to the Company under the Logistics Notes were received, and the Company reversed the credit reserve and recognized other income of $1.0 million.

In 2005, the Company recognized a $7.9 million impairment charge related to its investments in SET Enterprises, Inc. (“SET”) based upon management’s estimate of fair value of these investments using a discounted cash flow model and other fair value tools in conjunction with SET’s projected financial performance. See “Note 13—Investments in Affiliates and Related-Party Transactions” for additional information.

During 2005, the Company also recognized an impairment charge of approximately $1.1 million related to real estate held for sale from a business previously sold.

Note 5—Inventories, Net

The major components of inventories, net are as follows:

	December 31,
	2007	2006
	(in thousands)
Raw materials	$29,913	$14,161
Work in process	16,220	8,885
Finished goods	36,089	8,630
Reserve for obsolete inventory	(722)	(416)

Total	$81,500	$31,260

Note 6—Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following:

	December 31,
	2007	2006
	(in thousands)
Machinery and equipment	$235,735	$132,334
Machinery and equipment, under capital leases	2,699	74
Buildings and improvements	60,577	15,420
Buildings and improvements, under capital leases	30,411	—
Furniture and fixtures	2,954	2,248
Construction in process	11,173	11,175

Subtotal	343,549	161,251
Less accumulated depreciation	(79,386)	(51,603)

Total	$264,163	$109,648

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Other Assets, Net

Other assets consisted of the following:

	December 31,
	2007	2006
	(in thousands)
Deferred financing costs, net	$5,572	$2,507
Investments in affiliates	6,921	1,950
Other	2,115	498

Total	$14,608	$4,955

Note 8—Acquisitions

Tailored Laser-Welded Blank Business of Arcelor S.A.

Arcelor S.A. (“Arcelor”), a Luxembourg corporation, is a member of the ArcelorMittal group, the world’s largest steel company. The ArcelorMittal group, with 330,000 employees in more than 60 countries, has an industrial presence in 27 countries across Europe, the Americas, Asia and Africa and is a steel provider to numerous industrial sectors such as automotive, construction, household appliances and packaging.

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

At closing of the Arcelor Transaction on August 31, 2007, Arcelor transferred (i) to one of the Company’s European subsidiaries, all the outstanding Arcelor Business in Europe, China and India, and (ii) to one of the Company’s U.S. subsidiaries, all the outstanding equity interests in Arcelor’s U.S. subsidiary that operates the U.S. portion of the Arcelor Business. The Arcelor Business the Company acquired does not include two laser-welded blank production facilities owned by Arcelor subsidiaries in Belgium and Germany, but these facilities are subject to a contract manufacturing agreement with the Company.

Key elements in the Company’s growth strategy include global expansion, given the challenging North American market for the automotive industry, and diversification of its customer base in a growing global market. The transaction with Arcelor enables the Company to expand globally at a faster rate and lower cost than through internal growth alone. The Company’s post-transaction customer concentration improves dramatically, with the largest customer only accounting for approximately 18% of total net sales. Products manufactured outside of North America will account for approximately 53% of the Company’s total annual net sales. The acquisition also provides the Company with important new customers including Renault and Peugeot, as well as the European operations of Ford, General Motors and Volkswagen.

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Acquisitions (Continued)

In connection with the Arcelor Transaction, ArcelorMittal, the Company and in certain instances, Mr. Skandalaris, the Company’s chairman of the board of directors at the time of closing, entered into a number of additional agreements that address corporate governance matters and the rights of ArcelorMittal and Mr. Skandalaris as stockholders. These agreements are as follows:

Standstill and Stockholder Agreement

Under the standstill and stockholder agreement, at the closing of the Arcelor Transaction, Mr. Skandalaris and ArcelorMittal agreed for two years from the closing of the Arcelor Transaction not to, among other things: (i) acquire any additional shares of the Company; (ii) solicit proxies or become a participant in an election contest without the other party’s permission; and (iii) enter into an arrangement with a third party with respect to voting, acquiring, holding or disposing of any of the Company’s securities. In addition, the Company and ArcelorMittal agreed for two years from the closing of the Arcelor Transaction not to: (i) acquire any additional shares of the other party; (ii) solicit proxies or become a participant in an election contest involving the other party; (iii) enter into an arrangement with a third party with respect to voting, acquiring, holding or disposing of any of the securities of the other party; (iv) seek to place a representative on the other party’s board of directors or seek to call a meeting of stockholders of the other party; or (v) solicit or assist any person with respect to any business transaction involving the other party.

Under the standstill and stockholder agreement, if ArcelorMittal should sell 1.0 million or more shares of its common stock in the Company to a third party, then Mr. Skandalaris will have the right to sell his common stock in the Company (at the same price and on the same terms). Similarly, Mr. Skandalaris will have certain put rights to ArcelorMittal following his death, disability or removal from the Company’s board of directors or as the chairman thereof, but, if such rights are not exercised following the expiration of the put term, ArcelorMittal has certain call rights to purchase all of Mr. Skandalaris’ stock. In addition, if the parties disagree regarding a strategic matter for the Company, then ArcelorMittal has the option to call all of Mr. Skandalaris’ shares at a pre-determined price. If ArcelorMittal does not exercise its call option, Mr. Skandalaris has the option to put all of his shares to ArcelorMittal at a pre-determined price. If ArcelorMittal declines to purchase Mr. Skandalaris’ shares, then the standstill provisions preventing Mr. Skandalaris from selling his shares would terminate, but the other provisions of the standstill and stockholder agreement would remain in place. Lastly, should Mr. Skandalaris voluntarily resign from the Company’s board of directors or refuse to serve as a director, the restrictions on Mr. Skandalaris to sell his shares during the first two years from the Arcelor closing would no longer apply, except that ArcelorMittal will have a right of first refusal on any shares that Mr. Skandalaris determines to sell.

Registration Rights Agreement

Under the registration rights agreement, the Company granted to ArcelorMittal and Mr. Skandalaris registration rights with respect to the common shares ArcelorMittal receives in the Arcelor Transaction and that Mr. Skandalaris has previously owned. These registration rights grant up to four demand registrations.

Representation on the Company’s Board of Directors

Following the closing of the Arcelor Transaction, the Company’s board of directors was expanded from seven to nine members. ArcelorMittal and Mr. Skandalaris nominated four directors and one director, respectively. In addition, each of ArcelorMittal and Mr. Skandalaris shall have certain nomination rights to the audit, compensation and governance committees of the Company’s board of directors. However, the voting and support agreement requires that the Company’s board of directors maintain its independence under applicable

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Acquisitions (Continued)

law. These nomination rights expire if either party falls below certain pre-determined ownership thresholds. Following the closing of the Arcelor Transaction, and for so long as ArcelorMittal retains any nomination rights, Mr. Skandalaris has agreed to vote his common stock of the Company in favor of ArcelorMittal’s nominees, and for so long as Mr. Skandalaris retains any nomination rights, ArcelorMittal has agreed to vote its common stock of the Company in favor of Mr. Skandalaris’ nominee.

Strategic Matters

Following the closing of the Arcelor Transaction, and until the earlier of a change of control or the fifth anniversary thereof, the Company has agreed not to take any action on certain strategic matters without the prior approval of both Mr. Skandalaris and ArcelorMittal.

Non-competition

Following the closing of the Arcelor Transaction, and until the fifth anniversary thereof, Mr. Skandalaris has agreed not to invest in, be employed by, or otherwise engage in a laser-welded blanks business other than the Company.

Commercial Matters

In conjunction with the Arcelor Transaction, ArcelorMittal and the Company entered into a four-year contract manufacturing agreement which may be extended one additional year at the Company’s option. Under the terms of the contract manufacturing agreement, two ArcelorMittal subsidiaries in Belgium and Germany will manufacture laser-welded blanks, unwelded blanks and patch-welded blanks solely for two of the locations from the Arcelor Transaction. The manufacture of unwelded blanks under the agreement will terminate on December 31, 2008. Under the terms of the contract manufacturing agreement, ArcelorMittal charges the Company only for costs defined in the agreement. The pricing terms ArcelorMittal provides the Company for steel supply under the steel supply and services agreement will also apply to the steel provided under the contract manufacturing agreement. To induce the Company to terminate the contract manufacturing agreement early and to free space within ArcelorMittal’s facilities, ArcelorMittal has granted the Company the option to take ownership of the laser-welding machines used by the two ArcelorMittal subsidiaries. Upon the Company’s removal of such machines, ArcelorMittal will reduce the $15.0 million subordinated note given by the Company to ArcelorMittal by an amount equal to $3.0 million multiplied by a fraction, the numerator of which equals the aggregate book value of the machines removed and the denominator of which equals the aggregate book value of all laser-welding machines at the two ArcelorMittal subsidiaries.

Support Services for the Business

Under the transitional services agreement between the Company and ArcelorMittal, ArcelorMittal provides all reasonable transition services, as previously furnished to the Arcelor Business that the Company needs to efficiently manage the Arcelor Business while integrating the laser-welded blank properties and assets into the Company’s business. These services include, among other things, information technology, human resources administration, electrical and other utility service (where legally and contractually permitted), accounting and tax services, purchasing and business development. The Company has agreed to provide ArcelorMittal all reasonable transition services that ArcelorMittal needs to fulfill any contractual or other obligation not transferred to the Company that would, but for the transaction, be fulfilled by ArcelorMittal using the laser-welded blank properties and assets. The term of the transitional services agreement is three years, except for ArcelorMittal’s

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Acquisitions (Continued)

provision of information technology-related services, which will be for a term of four years. Either party may terminate the receipt of any specific service provided to it on at least 90 days notice. The price of ArcelorMittal’s services to the Company is not to exceed €3.3 million per year for the first two years after the closing.

Steel Supply and Services

In conjunction with the Arcelor Transaction, Arcelor Auto, a subsidiary of ArcelorMittal, and the Company entered into a five-year steel supply and services agreement. This agreement will automatically renew for additional five-year terms unless either party provides the other party with a written termination notice at least two years prior to the expiration of the initial term or any renewal term. However, if ArcelorMittal ever owns fewer than 4,687,500 shares of the Company’s common stock, Arcelor Auto may terminate its supply upon two years prior notice and may terminate its services upon 18 months prior notice.

Under this agreement, Arcelor Auto supplies all flat-rolled carbon steel products needed by the Company in its European production facilities. Arcelor Auto has agreed to provide the Company with the most favorable pricing contemporaneously provided by Arcelor Auto, with respect to similar volumes and on the same terms and conditions, to any European welded-blanks competitor of the Company.

In addition, Arcelor Auto provides marketing, technical support, sales, credit risk, invoicing, collections, consulting and research and development services to the Company for its European business. Arcelor Auto provides the sales, credit, invoicing and collection services to the Company at no additional charge. Arcelor Auto will further bear the credit risk on all sales of the Company’s European products. All research and development plans will be jointly agreed to by the Company and Arcelor Auto. Arcelor Auto will pay approximately the first €2.0 million of research and development cost each year. The Company will pay any cost in excess of such amount. Arcelor Auto will grant the Company a license to use the intellectual property that is developed on the same terms as provided in the intellectual property licensing agreement.

Results of operations for the Arcelor Business are included in the Company’s financial statements beginning September 1, 2007. The unaudited pro forma combined historical results for year ended December 31, 2007 and 2006, as if the Company had acquired the Arcelor Business at the beginning of 2007 and 2006, are estimated to be as follows (for 2006 the pro-forma information includes the effects of the Pullman acquisition as if the acquisition had occurred as of the beginning of 2006):

	Year Ended December 31,
	2007	2006
Pro Forma Information	(in thousands, except per share amounts)
Net sales	$1,256,357	$1,075,740
Net income	5,671	36,722
Basic earnings per share	0.24	1.57
Diluted earnings per share	0.24	1.51

The pro forma information includes adjustments for depreciation and the effect of the amortization of intangible assets recognized in the acquisition, income taxes, and other accounting adjustments recognized in recording the combination. The results for the year ended December 31, 2006 include a $2.0 million intangible asset impairment charge recognized by the Arcelor Business. This pro forma information is not necessarily indicative of future operating results.

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Acquisitions (Continued)

The Company has completed a preliminary allocation of the purchase price for its Arcelor Business acquisition pursuant to purchase accounting requirements. The preliminary allocation was based upon initial valuations and estimates of certain assets and liabilities and is subject to adjustment as additional information is obtained. Such additional information includes, but is not limited to, the final working capital adjustment, final reconciliations of property, plant and equipment, valuation of certain contracts with ArcelorMittal, and the evaluation of plant consolidation and related exit costs. During the fourth quarter of 2007, the Company updated its preliminary purchase price allocation and goodwill increased primarily due to a change in the working capital adjustment of $19.4 million and the net change in the valuations of fixed and intangible assets of $11.0 million.

The table below summarizes the preliminary purchase price allocation as of December 31, 2007:

(in thousands)
Current assets	$128,214
Fixed assets	156,712
Intangible asset—customer contracts	47,771
Deferred tax assets	2,357
Other assets, net	9,298
Goodwill	80,570
Current liabilities	(80,485)
Deferred tax liabilities	(24,205)
Long-term liabilities	(4,161)

Purchase price, net of cash acquired	$316,071

It is estimated that approximately $24.6 million of the goodwill recognized in the Arcelor Business acquisition is deductible for tax purposes.

Pullman Industries, Inc. Acquisition

In October 2006, the Company completed the acquisition of all outstanding common stock of Pullman Industries, Inc. (“Pullman”) for approximately $122.1 million, including cash of $90.7 million, the assumption of long-term debt of $22.0 million, and contingent consideration of approximately $14.0 million offset by cash acquired of $4.6 million. The contingent consideration is payable upon the Company’s receipt of amounts owed by certain customers, subject to any rights of offset available to it. The Company has recorded a liability of $14.7 million and $14.0 million for this contingent consideration and interest as of December 31, 2007 and 2006, respectively.

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

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Acquisitions (Continued)

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

Results of operations for Pullman are included in the Company’s financial statements beginning October 2006. The unaudited pro forma combined historical results for year ended December 31, 2006 and 2005, as if the Company had acquired Pullman at the beginning of 2006 and 2005, are estimated to be as follows:

	Year Ended December 31,
	2006	2005
Pro Forma Information	(in thousands, except per share amounts)
Net sales	$596,941	$570,329
Net income	10,382	12,385
Basic earnings per share	0.74	0.89
Diluted earnings per share	0.74	0.88

The pro forma information includes adjustments for depreciation and the effect of the amortization of intangible assets recognized in the acquisition and other accounting adjustments recognized in recording the combination. This pro forma information is not necessarily indicative of future operating results.

In the fourth quarter of 2006, the Company completed a preliminary allocation of the purchase price for its Pullman acquisition pursuant to purchase accounting requirements. During 2007, the Company finalized its allocation and adjusted the basis of certain assets acquired and liabilities assumed, which resulted in adjustments to the balance of goodwill. Significant adjustments that increased goodwill included $1.2 million related to finalizing the fair value of fixed assets, $1.1 million for additional tooling loss reserves, $0.5 million for costs related to exit of the former Pullman headquarters’ facility and $0.3 million for a liability related to a technology contract entered into by Pullman prior to the acquisition. These increases to goodwill were offset by adjustments that decreased goodwill by $8.5 million, which related to deferred taxes and income tax liabilities, including a $3.1 million reduction for the resolution of various tax contingencies. The table below summarizes the final purchase price allocation:

(in thousands)
Current assets	$61,252
Fixed assets	41,172
Intangible assets	29,020
Deferred tax assets	4,073
Goodwill	48,666
Current liabilities	(55,407)
Deferred tax liabilities	(6,415)
Long-term liabilities	(297)

Purchase price, net of cash acquired	$122,064

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Acquisitions (Continued)

Operations in Silao, Mexico

In 2005, the Company completed the acquisition of the assets of Oxford Automotive Inc.’s steel processing facility in Silao, Mexico for $5.7 million in cash and the assumption of $1.1 million in operating liabilities. The facility supplies component blanks on a toll processing basis to the Mexican automotive industry. Results of operations for the Silao facility are included in the Company’s financial statements beginning January 2005. The table below summarizes the final purchase price allocation of the Silao Facility:

(in thousands)
Current assets	$2,313
Fixed assets	2,931
Intangible assets	544
Goodwill	1,107
Current liabilities	(1,217)

Purchase price, net of cash acquired	$5,678

In the fourth quarter 2005, the Company entered into an agreement with Sumitomo Corporation and its affiliates (“Sumitomo”) to sell a 49% interest in the Silao facility for consideration of approximately $5.5 million in cash and assumption of debt. The Company continues to consolidate results of operations from the Silao facility in its financial statements and began recording minority interest for Sumitomo’s equity upon the date of its investment.

Note 9—Goodwill

Changes in goodwill during 2007 and 2006 are as follows:

(in thousands)
Balance, December 31, 2005	$20,972
Pullman acquisition	54,577
LWI acquisition adjustment	172
Foreign currency impact	32

Balance, December 31, 2006	75,753
Pullman acquisition adjustments	(5,910)
Preliminary Arcelor acquisition	80,570
Foreign currency impact	4,687

Balance, December 31, 2007	$155,100

During the first quarter of 2006, the Company increased goodwill $0.2 million for contingent consideration related to the acquisition of LWI payable to the previous owners for new business awarded to the Company.

In the fourth quarter of 2006, the Company completed a preliminary allocation of the purchase price for its Pullman acquisition pursuant to purchase accounting requirements. During 2007, the Company finalized its allocation and adjusted the basis of certain assets acquired and liabilities assumed, which resulted in adjustments to the balance of goodwill.

As of December 31, 2007, $84.7 million of the total recorded goodwill related to the North America segment and $70.0 million related to the Europe and Rest of World segment.

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Goodwill (Continued)

In accordance with SFAS 142, management reviews the recoverability of goodwill, at least annually, as of June 30 and any other time events or circumstances indicate a potential change in recoverability. Goodwill impairment is determined using a two-step test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired and the second test is unnecessary. The second step of the goodwill impairment test is used to measure the amount of the impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

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

The second approach utilized a discounted cash flow analysis using estimates of the Company’s future cash flows and weighted average cost of capital. The Company estimated its future cash flows using internal budget information based upon independent forecasts of future automotive volumes. Based upon the Company’s analysis at June 30, 2007, the fair value of its reporting unit exceeded its carrying amount; therefore, goodwill was not considered impaired and the second test was unnecessary.

Note 10—Other Intangible Assets, Net

Other intangible assets, net, consisted of the following:

	December 31, 2007			December 31, 2006
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
	(in thousands)
Customer contracts	$75,903	$(3,857)	$72,046	$24,825	$(974)	$23,851
Technology	6,840	(556)	6,284	6,840	(95)	6,745
Legal costs related to patent filing	—	—	—	82	—	82

Total	$82,743	$(4,413)	$78,330	$31,747	$(1,069)	$30,678

In conjunction with the acquisition of Pullman in October 2006, intangible assets for technology of approximately $7.0 million and customer contracts of approximately $22.0 million were recorded. The Company determined the fair value of these intangible assets at the time of the acquisition with the assistance of an independent third-party valuation firm. As part of the valuation, an estimated useful life of 15 years for each class of intangible asset was determined. The estimated useful life of the technology was based upon the historical and

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Other Intangible Assets, Net (Continued)

anticipated utility of the technology, including current and pending patents, where applicable. The estimated useful life of the customer contracts was based upon the average life of an automotive platform, along with the estimated likelihood of renewal of existing platforms.

The Company engaged an independent third-party valuation firm to assist with the valuation of the tangible and intangible assets acquired from Arcelor. The initial fair value estimates were received in the third quarter of 2007 and the Company recorded an intangible asset for customer contracts of approximately $47.8 million. As part of the valuation, the estimated useful life of the intangible asset was determined to be 15 years, based upon the average life of an automotive platform and the estimated likelihood of renewal of existing platforms.

Amortization expense was $3.3 million, $0.7 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense by year is estimated to be as follows:

Year	(in thousands)
2008	$5,197
2009	5,197
2010	5,197
2011	5,196
2012	5,196

Note 11—Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2007	2006
	(in thousands)
U.S. and Canadian term loan due 2008 through 2011	$57,000	$70,000
U.S. and Canadian revolver due 2011	31,276	17,160
European term loan due 2008 through 2012	102,415	—
European revolver due 2012	16,415	—
Mexican term loan due 2008 through 2009	5,481	7,866
Mexican revolver due 2008	4,500	4,500
8% convertible subordinated notes due 2011(a)	36,216	33,273
Arcelor subordinated note due 2012	15,000	—
GE Capital note due 2008 through 2012	4,156	4,759
Asteer note due 2008	152	2,470
Sumitomo note	1,242	2,575
Capital leases and other long-term debt	17,848	1,076

Total debt	291,701	143,679
Less: current portion	(49,795)	(21,926)

Long-term debt	$241,906	$121,753

(a)	At December 31, 2006, includes a conversion option derivative liability of $6,200 and a debt discount of $5,427. The interest rate at December 31, 2006 was 6%. There were no similar amounts at December 31, 2007 due to a January 2007 amendment (See the heading entitled “Convertible Subordinated Notes” for additional information).

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Long-Term Debt (Continued)

The aggregate maturities of long-term debt by year as of December 31, 2007 were as follows:

	Long-term debt	Capital lease obligations	Total
	(in thousands)
Year
2008	$46,165	$3,630	$49,795
2009	38,352	3,699	42,051
2010	36,676	3,921	40,597
2011	109,246	2,746	111,992
2012	43,414	2,521	45,935
Thereafter	—	1,331	1,331

Total	$273,853	$17,848	$291,701

U.S. and Canadian Credit Facility

The Company maintains a $70.0 million term loan and a $40.0 million revolving credit facility through a syndicate of commercial banks (collectively the “U.S. and Canadian Credit Facility”). The U.S. and Canadian Credit Facility was entered into in October 2006 pursuant to the acquisition of Pullman. In November 2007, the revolving credit facility commitment was expanded to $50.0 million. The U.S. and Canadian Credit Facility matures in October 2011 and is secured by the assets of the Company and its subsidiaries in the U.S. and Canada. The revolving credit facility is subject to a borrowing base formula based upon eligible accounts receivable and inventory in the Company’s U.S. and Canadian subsidiaries. The revolving credit facility allows for the issuance of up to $20.0 million in letters of credit.

The U.S. and Canadian Credit Facility accrues interest at either a margin to the prime rate or LIBOR, at the Company’s option. At December 31, 2007, the interest rate on the term loan and revolving credit facility was 8.73% and 8.16%, respectively. At December 31, 2006, the interest rate on the term loan and revolving credit facility was 7.84% and 8.11%, respectively. The prime rate and LIBOR margins on the U.S. and Canadian Credit Facility will increase or decrease in future periods depending upon the Company’s total debt to EBITDA ratio.

The U.S. and Canadian Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on debt, consolidations, mergers, and sales of assets, and bank approval on acquisitions over $15.0 million.

On May 8, 2007, the Company entered into an agreement with the syndicate of commercial banks for the purpose of amending certain covenants under the U.S. and Canadian Credit Facility for the fiscal quarter ended March 31, 2007, and amending and restating certain quarterly ratios for future periods. The amendment also increased interest rate spreads on both LIBOR and Prime-based borrowings by 0.25% to 0.60% until at least December 31, 2007. Absent this amendment, the Company would have been in violation of certain covenants under the U.S. and Canadian Credit Facility as of March 31, 2007. As of September 30, 2007, the Company was not in compliance with all of its covenants under the U.S. and Canadian Credit Facility, but received a waiver from the syndicate of commercial banks with respect to any defaults based on such non-compliance.

On February 15, 2008, the Company entered into a limited waiver letter (the “Waiver”) with respect to the U.S. and Canadian Credit Facility. Pursuant to the Waiver, the lenders agreed, among other things, to waive any Default or Event of Default arising solely from the Company’s failure to comply with certain financial covenants for the fiscal quarter ended December 31, 2007; provided however, that the Waiver would expire and be of no further force or effect on March 1, 2008 and from and after such date, unless (a) the Company delivered a fully

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Long-Term Debt (Continued)

executed commitment letter evidencing the commitment of investors reasonably acceptable to the majority lenders (as defined in the U.S. and Canadian Credit Facility) to invest not less than $35.0 million in new equity or subordinated debt in the Company not later than April 1, 2008, or (b) a further amendment or waiver should be given with respect to such Defaults or Events of Default pursuant to the U.S. and Canadian Credit Facility or such Defaults or Events of Default pursuant to the U.S. and Canadian Credit Facility are cured. If the Company delivered the referenced commitment letter, then the Waiver would continue in effect through April 1, 2008. Under the terms of the Waiver, the Company agreed to apply the net cash proceeds of any such issuance to the prepayment of the term loan under the U.S. and Canadian Credit Facility. The Company delivered the required commitment letter to the lenders on February 29, 2008, and therefore, the Waiver was extended to April 1, 2008 in accordance with its terms.

On March 20, 2008 the Company entered into a sixth amendment with the syndicate of commercial banks which modified the Company’s U.S. and Canadian Credit Facility to, among other things, (i) permit the Company to incur subordinated debt in the amount of $50 million as part of the convertible debt financing with ArcelorMittal, (ii) reduce the repayment of principal amounts under the term loan from quarterly installments of $3.25 million to quarterly installments of $1.25 million each and change the maturity date of the term loan to October 15, 2010, (iii) revise the levels of certain financial covenants and ratios, including the Consolidated Senior Debt to EBITDA Ratio and the Consolidated EBITDA to Interest Ratio, (iv) delete a covenant to maintain a certain minimum Unused Revolving Credit Availability, and (v) reduce the amount of investments, intercompany loans or advances and additional Subordinated Debt permitted without consent of the majority lenders under the U.S. and Canadian Credit Facility. The sixth amendment also confirmed the requisite Lenders’ waiver of any Default or Event of Default of Sections 7.11 and 7.12(b) of the U.S. and Canadian Credit Facility for the fiscal quarter ended December 31, 2007. The sixth amendment and the modifications set forth therein were effective as of March 20, 2008.

European Credit Facility

On August 31, 2007, the Company, through its subsidiary, Noble European Holdings B.V. (“Noble B.V.”), entered into a €78.0 million term loan (“European Term Loan”) and a €40.0 million revolving credit facility (“European Revolver”) (collectively the “European Credit Facility”) with a commercial bank for the cash portion of the purchase price for the Arcelor Business and to provide working capital for the Arcelor Business after closing. The European Credit Facility is secured by the assets of Noble B.V. and its subsidiaries. The European Term Loan is repayable in ten equal, semiannual installments, plus interest, over five years. The European Credit Facility bears interest at a floating rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus an initial margin of 1.5%. The margin will fluctuate annually from a minimum of 1.0% to a maximum of 1.8%, depending on, among other things, the ratio of Noble B.V.’s total consolidated debt (excluding subordinated debt) at year end to EBITDA for the year then ended. At December 31, 2007, the interest rate on the European Term Loan and European Revolver was 5.98% and 5.83%, respectively.

The European Credit Facility is subject to customary financial and other covenants including, but not limited to, a prohibition on the payment of dividends by Noble B.V. and limitations on acquisitions and business combinations by Noble B.V., a total debt to EBITDA ratio and a fixed charge coverage ratio. As of December 31, 2007, the Company was not in compliance with all of its covenants under the European Credit Facility, but the Company has subsequently received a waiver from the syndicate of commercial banks with respect to any defaults based on such non-compliance. This waiver is effective until May 2, 2008, at which date the Company would be in default unless the covenants are formally amended. This waiver is contingent upon the Company making a €20.0 million prepayment on the European Term Loan (as hereinafter defined). Such prepayment

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Long-Term Debt (Continued)

amount shall be funded by the proceeds of subordinated debt provided to the Company by ArcelorMittal or a mutually agreed upon alternative solution. The Company is in discussions with the lenders under the European Credit Facility regarding an amendment or permanent waiver to avoid potential future covenant defaults. The Company continues to classify this debt as long-term because the Company has the intent and ability to obtain €20.0 million of subordinated debt prior to May 2, 2008, as called for in the waiver.

Mexican Credit Facility

The Company maintains a $7.9 million term loan (“Mexican Term Loan”) and $4.5 million revolving credit facility (“Mexican Revolver”) with a commercial bank (collectively the “Mexican Credit Facility”). The Mexican Credit Facility was assumed by the Company in connection with the Pullman acquisition and is secured by substantially all of the Company’s Mexican tangible and intangible assets (excluding the Silao Facility). The Mexican Term Loan has scheduled maturities of $3.7 million and $1.8 million in 2008 and 2009, respectively, and the Mexican Revolver matures in March 2009. The Mexican Revolver is subject to a borrowing base formula based upon 85% of eligible accounts receivable. A commitment fee of 0.5% per annum is payable upon any unused amounts on the Mexican Revolver. The Mexican Revolver allows for the issuance of letters of credit, subject to availability, at 2.0% per annum on the face amount of the Mexican Revolver.

The Mexican Term Loan accrues interest at LIBOR plus 3.5%, and the Mexican Revolver accrues interest at the prime rate. At December 31, 2007, the interest rate on the Mexican Term Loan and Mexican Revolver was 8.70% and 7.25%, respectively. At December 31, 2006, the interest rate on the Mexican Term Loan and Mexican Revolver was 8.86% and 8.25%, respectively.

In addition to certain financial covenants, the Mexican Credit Facility places restrictions on the Company’s ability to incur additional indebtedness or pledge assets in its Mexican operations (excluding the Silao Facility). At December 31, 2007, the Company was in compliance with all terms of its Mexican Credit Facility.

Convertible Subordinated Notes

In March 2004, the Company issued $40.0 million in 4% convertible notes in a private placement. In September 2006, the Company repurchased $7.5 million of the convertible notes at par. In October 2006, the Company amended and restated the remaining $32.5 million of convertible notes. These amended convertible notes (“Notes”) carried an interest rate of 6% per annum and an initial conversion price of $18.50. The Notes mature in October 2011, and the Company has certain redemption call rights in October 2009. The Notes do not restrict the payment of dividends by the Company.

The terms of the Notes included a provision whereby the conversion price would reset to 125% of the 45 day trailing average closing common stock price at July 1, 2007. The conversion option and this reset provision were evaluated by the Company to determine if an embedded derivative instrument would be required to be accounted for separately in accordance with SFAS 133 and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). EITF 00-19 states that for certain contracts, the number of shares that could be required to be delivered upon net-share settlement is essentially indeterminate. If the number of shares that could be required to be delivered to net-share settle a contract is indeterminate, a company will be unable to conclude that it has sufficient available authorized and unissued shares. Therefore, net-share settlement is not within the control of the Company. Due to the reset provision within the Notes, the number of shares that would have been delivered upon a potential conversion was indeterminate and could have exceeded the total authorized shares. Therefore, cash could have been required to satisfy the equivalent value of shares to be delivered upon conversion. Because of the potential delivery of cash, the conversion option was required to be bifurcated and accounted for as liability at its fair value.

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Long-Term Debt (Continued)

At issuance of the Notes, the holders’ conversion right had an estimated fair value of $5.6 million, which was recorded as a discount to the Notes and as a derivative liability. The discount on the Notes was being accreted to par value over the term of the Notes through non-cash charges to interest expense. The derivative liability associated with the conversion option was adjusted for changes in fair value over the term of the Notes. The value of the convertible option derivative liability at December 31, 2006 was $6.2 million and during the fourth quarter of 2006, the Company recognized a $0.6 million charge for the change in value of the convertible option derivative liability, which was recorded to Net loss on derivative instruments. The estimated fair value of the holders’ conversion option was determined using a convertible bond valuation model which utilized assumptions including, the historical stock price, volatility, risk-free interest rate, credit spreads, remaining maturity, and the current stock price.

In January 2007, the Company and the holders of its Notes amended the Notes to fix the conversion price of the Notes at $19.50 per share over the term of the Notes and to remove the conversion price reset provision that would have been effective July 1, 2007. The annual interest rate was increased from 6% to 8%. In addition, prior to the amendment in January 2007, the Notes gave the Company the right to call the Notes after three years if the Company’s common stock was trading at an amount at least 140% of the conversion price for a specified period of time. Pursuant to the January 2007 amendment, this call premium was reduced from 140% to 120%.

As a result of the above amendments, the Company determined that a debt extinguishment had occurred in accordance with the guidance in EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” In January 2007, the Company recognized a loss on debt extinguishment of approximately $3.3 million ($1.9 million net of tax) and recorded the modified debt at the fair value of approximately $36.2 million. In addition, as a result of removing the conversion price reset provision, the Company was no longer required to bifurcate the conversion option as a derivative liability.

Other Debt

Arcelor Subordinated Note

In conjunction with the Arcelor Business transaction, the Company issued ArcelorMittal a $15.0 million subordinated note (“Arcelor Note”). The Arcelor Note currently bears interest at 6.0% and will increase to 7.0% if the Company issues institutional debt, as defined in the Arcelor Note. Quarterly payments of interest on the note commence in the first quarter of 2008 and will continue until maturity in August 2012. The Arcelor Note may be prepaid at any time without premium or penalty at the election of the Company. Mandatory repayment is required upon an equity issuance, as defined in the Arcelor Note.

GE Capital Note

The Mexican operations (excluding the Silao Facility) have a note payable to GE Capital (“GE Capital Note”) related to and secured by certain capital equipment. The interest rate on the GE Capital Note is fixed at 8.19%. The scheduled monthly principal payments on the GE Capital Note commenced in March 2007 and continue through July 2012. The GE Capital Note contains certain financial covenants. As of December 31, 2007, the Company was in compliance with all terms of the GE Capital Note.

Asteer Note

The Mexican operations (excluding the Silao Facility) have a note payable to Asteer Co., Ltd. (“Asteer Note”) related to the purchase of certain capital equipment. The interest rate on the Asteer Note is fixed at 6.25%. Scheduled principal payments on the Asteer Note commenced in the fourth quarter 2006 and continue quarterly through the first quarter 2008.

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Long-Term Debt (Continued)

Sumitomo Note

In the first quarter of 2005, Noble Metal Processing Holding, S. de R.L. de C.V. entered into a Revolving Credit Agreement with its operating subsidiary, Noble Summit Metal Processing, S. de. R.L. de C.V. (“NSMP”), extending an $8.0 million line of credit to NSMP. The line of credit carries a 7.0% annual interest rate. In the fourth quarter of 2005, the Company entered into an agreement with Sumitomo Corporation and certain of its affiliates (collectively, “Sumitomo”) to sell a 49% interest in NSMP as well as a pro rata participation in the loans under the line of credit. The line of credit expired on December 31, 2007 and was repaid during the first quarter of 2008.

Note 12—Fair Value of Financial Instruments, Derivatives and Hedging Activities

Fair Value of Financial Instruments

The carrying values of the Company’s cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values. The fair value of the Company’s 8% Notes is estimated to be $33.8 million and $33.3 million at December 31, 2007 and 2006, respectively. The carrying value of the Company’s other debt instruments approximate fair value.

Derivatives and Hedging Activities

The Company accounts for derivative financial instruments in accordance with SFAS 133. To manage interest rate risk, the Company enters into interest rate swap contracts to adjust the proportion of total debt that is subject to variable interest rates. The contracts fix the borrowing rate on floating rate debt to provide an economic hedge against the risk of rising rates.

Contingent Hedge of Euro-Denominated Financing

In conjunction with the acquisition of the Arcelor Business, the Company anticipated obtaining Euro-denominated financing. Given the financing would be denominated in Euros and the purchase price was denominated in U.S. Dollars, the Company was exposed to foreign exchange risk until the closing of the acquisition. As a result, on April 5, 2007, the Company entered into a forward foreign exchange transaction with Credit Suisse. The forward contract effectively fixed the exchange rate at 1.332 U.S. Dollars per 1.00 Euro on a notional amount of €78.0 million. This derivative provided an economic hedge, although it did not qualify for hedge accounting treatment under SFAS 133. This derivative was settled upon closing of the Arcelor Business transaction, and the Company recorded a loss of approximately $2.7 million during 2007.

Contingent Interest Rate Swap

In conjunction with the acquisition of the Arcelor Business, the Company anticipated obtaining Euro-denominated, variable rate financing. On June 5, 2007, the Company entered into a five-year interest rate swap transaction with BNP Paribas with settlement contingent upon the closing of the Arcelor Transaction. The swap effectively fixed the variable rate component at 4.73% on a notional amount of €39.0 million at inception. The notional amount decreased over time so that it was always equal to 50% of the outstanding principal balance. This derivative provided an economic hedge of interest rates, although it did not qualify for hedge accounting treatment under SFAS 133. This derivative expired on August 15, 2007, and the Company recorded a loss of approximately $0.3 million during 2007.

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Fair Value of Financial Instruments, Derivatives and Hedging Activities (Continued)

Cash Flow Hedges

The Company has designated the following derivative instruments as cash flow hedges, which qualify for hedge accounting under SFAS 133. Therefore, changes in fair values will be reported as a component of OCI, to the extent that the hedges are effective, until the underlying transaction is recognized in earnings.

On April 6, 2007, the Company entered into a three-year interest rate swap transaction with the Bank of Montreal. The swap effectively fixes the LIBOR component at 5.14% on a notional amount of $31.8 million at inception. The notional amount decreases over time so that it is always equal to 50% of the outstanding U.S. and Canadian term loan principal balance. As part of the March 20, 2008 amendment to the U.S. and Canadian Credit Facility, the Company is no longer required to fix the interest rate on a portion of its term loan. Therefore, on March 27, 2008 the Company terminated this interest rate swap and paid the Bank of Montreal approximately $1.2 million.

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

As of December 31, 2007, the Company had recorded a loss on derivative instruments of approximately $0.8 million and $0.6 million, pre-tax and after-tax, respectively, in Accumulated OCI. The amount of hedge ineffectiveness recorded in the Company’s Condensed Consolidated Statements of Operations during 2007 was not significant. The amounts recorded in Accumulated OCI will be reclassified to interest expense as the Company accrues interest expense on the related debt obligation. As of December 31, 2007, a loss of approximately $0.1 million is expected to be included in interest expense within the next 12 months.

The fair value of all derivative financial instruments recorded in the Company’s Consolidated Balance Sheets as assets and liabilities is as follows:

December 31, 2007
(in thousands)
Current liabilities	$126
Non-current liabilities	687

Total	$813

Note 13—Investments in Affiliates and Related-Party Transactions

Wisco Noble (Wuhan) Laser Welding Technology Co., Ltd.

Wisco Noble (Wuhan) Laser Welding Technology Co., Ltd. was formed as a 50/50 joint venture between Noble Metal Processing Asia Limited and Wisco Jiangbei Steel Processing and Logistics Co., Ltd. to perform laser-welding and blanking activities in China (“Wisco JV”). During 2007, the Company made an investment of $1.3 million in the Wisco JV. The Company applies the equity method of accounting for this investment and recognized an equity loss of approximately $0.3 million, net of tax, during 2007. The joint venture is expected to commence operations in the second quarter of 2008.

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13—Investments in Affiliates and Related-Party Transactions (Continued)

Shanghai Baosteel & Arcelor Tailor Metal Co., Ltd.

As part of the Arcelor Transaction, the Company obtained a 25% interest in a joint venture located in Shanghai, China which performs metal processing activities. The Company applies the equity method of accounting for this investment and recognized equity income of approximately $0.2 million, net of tax, during 2007. The Company also recognized commission income of approximately $0.3 million during 2007.

Arcelor Neel Tailored Blank Private Ltd.

As part of the Arcelor Transaction, the Company obtained a 50% interest in a joint venture located in India which will produce metal tailor welded blanks. The joint venture is expected to commence operations in the second half of 2008 and the Company applies the equity method of accounting for this investment.

S.E.T. Enterprises, Inc.

SET is a privately-owned, qualified minority business enterprise which provides metal processing services to original equipment manufacturers and Tier I suppliers. During the fourth quarter of 2005, the Company recognized a $7.9 million impairment charge related to its $0.3 million common stock investment and its $7.6 million preferred stock investment in SET. The impairment was based upon management’s estimate of the fair value of these investments using a discounted cash flow model and other fair value tools in conjunction with SET’s current and projected financial performance at that time.

In October 2006, Sumitomo (a Japanese steel company) owned 45% of SET common stock and $13.6 million face value of SET preferred stock. In addition, Sumitomo held approximately $12.0 million of SET senior debt and $27.0 million of SET unsecured payables (a portion of which were interest bearing). Due to various reasons, Sumitomo made the decision to exit its relations with SET. The Company paid Sumitomo $2.0 million for $2.4 million face value of SET preferred stock. After this capital restructuring, SET had a significant amount of positive net worth, and its 2007 projected income statement was significantly improved due to the elimination of a significant amount of interest expense and other charges from Sumitomo. The $2.0 million cash paid by the Company to Sumitomo served as inducement for Sumitomo to complete the transaction, which strengthened the value of the Company’s $7.6 million face value of preferred stock.

As of December 31, 2007 and 2006, the Company owned 4% of the outstanding common stock of SET and 100% of the non-convertible, non-voting, preferred stock of SET, with a face value of $10.0 million. The preferred stock pays an annual dividend of 16.96%. After October 2010, the Company has the unilateral right to sell, and SET has the unilateral right to purchase, the preferred stock for $10.0 million.

The Company designates one member to participate on SET’s board of directors, and the 96% majority owner of SET designates two members to participate. Due to its one-third participation on SET’s board of directors and its other relationships with SET, the Company concluded that it exerts significant influence on the operations of SET. Accordingly, in October 2006, the Company began to account for its investment in SET common stock under the equity method of accounting. The Company accounts for its investment in SET preferred stock under the cost method of accounting.

During 2005, the Company fully impaired its $0.3 million investment in SET common stock. In accordance with EITF No. 98-13, “Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee,” the Company reduces the carrying value of its investment in SET preferred stock for its share of equity method losses. During the fourth quarter of 2006, the

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13—Investments in Affiliates and Related-Party Transactions (Continued)

Company reduced the carrying value of its investment in SET preferred stock by $0.05 million to $1.9 million based upon a percentage of SET’s net loss in the same period. During 2007, the Company reduced the carrying value of its investment in SET preferred stock to zero and recognized an equity loss of $1.9 million as SET incurred losses in excess of the Company’s carrying value.

The Company also guarantees $3.0 million of SET’s senior debt. This guarantee will be reduced $0.5 million on a quarterly basis beginning in the first quarter of 2008. Pursuant to the guidance in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and the Company’s valuation of the guarantee, the Company does not carry a liability for this guarantee at December 31, 2007.

SET provides the Company with blanking services, and the Company leases certain equipment and manufacturing floor space to SET. The Company also provides SET with certain sales and marketing, operational, financial and administrative services under a services agreement with SET in exchange for a fee of $0.6 million per year. In addition, in exchange for the services, the services agreement provides for the Company to be paid 15% of SET’s income before taxes in excess of $1.0 million during any fiscal year. No amounts were recognized under this additional provision during 2007 or 2006. The services agreement is cancellable at any time upon 60 days notice by SET after the Company’s investment in SET’s preferred stock has been repurchased by SET or transferred to a third party. In addition, the Company provides certain information technology services to SET in exchange for an annual payment of $0.2 million. This agreement is cancellable at any time by SET.

The following table summarizes the transactions that occurred with SET:

	Year Ended December 31,
	2007	2006
	(in thousands)
Purchases—blanking services	$5,524	$5,228
Preferred stock dividends	2,000	152
Management fee income	769	—
Lease income—equipment and building	1,177	1,173
Services income	240	225
Other expenses invoiced to SET	796	495

The following table summarizes the balances outstanding with SET:

	December 31,
	2007	2006
	(in thousands)
Accounts receivable	$1,041	$125
Accounts payable	740	381

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13—Investments in Affiliates and Related-Party Transactions (Continued)

Arcelor S.A.

In conjunction with the Arcelor Transaction, ArcelorMittal received shares of the Company’s common stock representing approximately 40% of the Company’s outstanding shares. As part of the Arcelor Transaction, ArcelorMittal agreed to provide the Company with transition services, steel supply and related services. See “Note 8—Acquisitions” for a description of the terms of these agreements.

The following table summarizes the transactions that occurred with ArcelorMittal:

Year Ended December 31, 2007
(in thousands)
Sales	$176,249
Purchases of steel	132,730
Other expenses	8,204

The following table summarizes the balances outstanding with ArcelorMittal:

December 31, 2007
(in thousands)
Accounts receivable	$42,527
Accounts payable	34,870

Certain Relationships and Related Transactions

The Company’s code of ethics requires that all business transactions be at arms’ length, negotiated in good faith and based on merit alone, and that no employee, officer or board member may have a personal, financial or family interest that could in any way prevent the individual from acting in the best interest of the Company. Any conflict of interest approval relating to board members or executive officers may only be made after review and approval by the disinterested members of the board of directors. The following transactions were reviewed and approved by our board of directors pursuant to this policy.

In May 2006, the Company hired James (“Lee”) Skandalaris, the son of the Company’s former chairman, Mr. Robert Skandalaris, as manager of corporate development at an annual salary of $75,000. James Skandalaris was promoted in November 2006 to director of corporate development, with an increase in his annual salary to $115,000. James Skandalaris was also paid a bonus of $40,000 in 2006 and in 2007. The hiring of James Skandalaris was based on the recommendation of the Company’s chief executive officer and was not proposed by the Company’s former chairman. The Company’s board of directors reviewed and approved the hiring of James Skandalaris, and the compensation committee reviewed and approved the salary increase and bonuses paid to James Skandalaris.

The Company utilized the services of J Giordano Securities Group (“JGS”) as investment advisors in connection with amending the Company’s convertible subordinated notes in the fall of 2006, and paid JGS a fee of $375,000 for such services. One of the Company’s directors at the time, Mark Behrman, was chief executive officer of JGS and participated in the services provided by JGS. The Company’s board of directors approved the use of Mr. Behrman and JGS in this matter, but, as a result of the engagement of JGS, the Company determined that Mr. Behrman was no longer considered an “independent” director under Rule 4200(1)(15) of the National Association of Securities Dealers’ listing standards. As a consequence of this determination, Mr. Behrman resigned as board member, chairman and a member of the compensation committee in September 2006.

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13—Investments in Affiliates and Related-Party Transactions (Continued)

In 2005, the Company engaged the firm of Conway, McKenzie and Dunleavy, LLC (“CMD”) to assist it in performing financial due diligence of its proposed acquisition of Northern Tube, LLC. Van Conway, a member of the board of directors of the Company at the time, is a principal of CMD. Fred Hubacker, also a former member of the board of directors of the Company, is an Executive Director and Interim Manager of CMD. In connection with its engagement of CMD, the Company paid $90,331 for services provided and $2,475 in expense reimbursements. The management of the Company and the board of directors, exclusive of Mr. Conway, approved the engagement of CMD. The Company believes that the fees charged by CMD were fair and reasonable.

On January 21, 2004, the Company (through Noble Metal Processing, Inc.) completed the acquisition of LWI, a company then owned 50% by Mr. Steven Prue, for approximately $13.6 million in cash, the assumption of approximately $0.7 million in subordinated debt and up to an additional $1.0 million payable if certain new business is awarded to the Company based upon quotes submitted within the twenty-four month period following the acquisition. Also in connection with the LWI transaction, the Company entered into a management services agreement with Mr. Prue pursuant to which Mr. Prue provided certain consulting, advisory, sales and marketing services to the Company (including LWI). The Company compensated Mr. Prue in the amount of $162,000 in each of 2004 and 2005 for such services. The management services agreement expired in January 2006, at which time he became an officer of the Company. Mr. Prue was not an employee of the Company at the time of the LWI transaction.

Note 14—Income Taxes

The components of (loss) income before income taxes for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
United States	$(17,020)	$2,330	$2,660
Foreign	9,824	10,395	7,985

Total	$(7,196)	$12,725	$10,645

Income tax (benefit) expense has been charged to operations as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Current
Federal, United States	$(5,021)	$187	$2,919
Foreign	2,561	2,373	2,798
State and local	(121)	(25)	402

	(2,581)	2,535	6,119
Deferred	(831)	1,322	(533)

Income tax (benefit) expense	$(3,412)	$3,857	$5,586

A reconciliation of the federal income tax (benefit) expense to the amounts computed by applying the U.S. federal statutory tax rate to (loss) income before income taxes is as follows:

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Income Taxes (Continued)

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Tax at U.S. federal statutory tax rate	$(2,519)	$4,453	$3,726
Foreign income, net of foreign taxes	899	(523)	—
Non-taxable dividend income	(700)	—	—
General business credit	(572)	(345)	(225)
Difference in foreign & U.S. statutory rates	(299)	(148)	(153)
Amortization of debt discount	—	370	253
Net loss on derivative instruments	—	210	—
Loss on extinguishment of debt	(271)	—	—
Adjustments from finalizing prior year tax returns	49	(89)	(710)
State taxes, net of federal taxes	(47)	(75)	267
Non-deductible impairment charges	—	—	2,828
Long-term tax liability	144	—	(425)
Other, net	(96)	4	25

Total income tax expense (benefit)	$(3,412)	$3,857	$5,586

The Company’s effective income tax rate for 2007 was 47.4%.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2007, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $7.2 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

During the fourth quarter of 2007, management changed its permanent reinvestment position for its Canadian subsidiary to reflect management’s plans to repatriate its accumulated and future earnings. The Company has accrued approximately $0.9 million of additional U.S. tax that would be due when the Canadian subsidiary’s earnings are remitted in future periods. The aforementioned accrual has been recorded in the financial statements for the year ended December 31, 2007.

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	December 31,
	2007		2006
	Deferred Assets	Deferred (Liabilities)	Deferred Assets	Deferred (Liabilities)
	(in thousands)
Current
Accrued and prepaid expenses	$6,792	$(2,342)	$4,276	$(803)
Tax loss carryforwards	—	—	137	—
Tax credit carryforwards	354	—	—	—

	7,146	(2,342)	4,413	(803)
Less: Valuation allowance	(1,023)	—	(1,729)	—

Total	$6,123	$(2,342)	$2,684	$(803)

Deferred
Tax loss carryforwards	$14,529	$—	$3,675	$—
Investment basis difference	2,838	(1,413)	2,856	(132)
Depreciation & amortization	6,751	(53,703)	2,776	(20,713)
Accrued and prepaid expenses	1,355	(1,323)	242	(135)
Tax credit carryforwards	2,086	(43)	126	—
Other	321	(36)	—	—

	27,880	(56,518)	9,675	(20,980)
Less: valuation allowance	(6,967)	—	(4,478)	—

Total	$20,913	$(56,518)	$5,197	$(20,980)

Net current deferred tax asset	$3,781	$—	$1,881	$—
Net long-term deferred tax liability	—	(35,605)	—	(15,783)

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in future years based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Based on the available evidence, both positive and negative, the Company recognizes future tax benefits, such as tax loss carryforwards and tax credit carryforwards, to the extent that realizing these benefits is considered to be more likely than not.

At December 31, 2007 the Company had a net deferred tax liability balance of $31.8 million after accounting for valuation allowances of $8.0 million. In evaluating the ability to realize the deferred tax assets, the Company relies principally on forecasted taxable income taking into consideration both historical and projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies.

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Income Taxes (Continued)

The Company has U.S. and foreign income tax net operating loss carryforwards of $0.1 million and $14.4 million, respectively, which will expire at various dates from 2008 and forward. The Company has U.S. capital loss carryforwards of $0.6 million which will expire at various dates from 2008 through 2010. Such net operating loss and capital loss carryforwards expire as follows:

Year of Expiration	Net operating loss	Capital loss
	(in thousands)
2008-2012	$1,649	$552
2013-2017	3,608	—
2018-2027	65	—
No expiration	9,207	—

Total	$14,529	$552

The following discussion describes the principal deferred differences that are reflected in the deferred tax balances as of December 31, 2007.

In 2007, the Company recognized $15.5 million in deferred tax assets attributable to the European operations acquired in the Arcelor Transaction offset by a $1.6 million valuation allowance. In addition, the Company recognized $38.0 million in net deferred tax liabilities related to the European operations acquired in the Arcelor Transaction. These deferred taxes are the result of differences between the book and tax basis in assets acquired and liabilities assumed in the Arcelor Business acquisition. Future changes to the $1.6 million valuation allowance established in purchase accounting will be recorded as adjustments to goodwill. The reversal of the valuation allowance will be recognized as a reduction of goodwill if it is realized in tax year 2008 and will be recognized as a reduction of income tax expense if it is realized after the adoption of SFAS 141(R) at January 1, 2009.

The Company has recorded $9.2 million of deferred tax assets at December 31, 2007, attributable to its other foreign operations outside of Europe offset by a $3.5 million valuation allowance. The valuation allowance for these operations includes a $3.2 million valuation allowance established in purchase accounting that if changed may result in an adjustment to goodwill. The reversal of the valuation allowance will be recognized as a reduction of goodwill if it is realized in tax year 2008 and will be recognized as a reduction of income tax expense if it is realized after the adoption of SFAS 141(R) at January 1, 2009. In addition, the Company has recorded deferred tax liabilities in the amount of $2.5 million at December 31, 2007 that are attributable to its other foreign operations outside of Europe.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits	Interest and Penalties
	(in thousands)
Balance at December 31, 2006	$6,389	$603
Increase in prior year tax positions	1,243	1,037
Decrease in prior year tax positions	(2,065)	(367)
Increase in current year tax positions	299	93
Statute of limitations release	(1,029)	(231)
Settlement	—	—

Balance at December 31, 2007	$4,837	$1,135

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Income Taxes (Continued)

As of December 31, 2007, the Company recorded $4.8 million reserves for tax liabilities attributable to tax positions reported in the Company’s tax returns that might be challenged by the various governmental tax authorities in the jurisdictions where the Company files its tax returns and where it maintains business operations. Included in the balance of unrecognized tax benefits at December 31, 2007 are $0.5 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2007, are $4.3 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combinations, and $1.6 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. The unrecognized tax benefit will be recognized as a reduction of goodwill if it is realized in tax year 2008, or it will be recognized as a reduction of income tax expense if it is recognized after 2008 (after the adoption of SFAS 141(R)) and will affect the effective tax rate.

Future amounts payable for these contingent tax liabilities may be reduced pursuant to certain tax indemnifications provided to the Company by the sellers of the acquired businesses. The Company has not recorded an associated receivable from the seller related to the tax indemnity agreements due to unresolved uncertainty about its collectibility.

At December 31, 2007, accrued interest and penalties related to unrecognized tax benefits is $1.1 million. Other than amounts attributable to purchase accounting adjustments, the Company recognizes expenses for interest and penalties related to unrecognized tax benefits in Interest expense and Selling, general and administrative expenses, respectively. For the year ended December 31, 2007, the Company recognized $0.5 million in interest expense.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company’s tax years for 2004, 2005, and 2006 are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2004.

In the first quarter of 2008, the Internal Revenue Service notified the Company of its intention to examine the Company’s 2006 U.S. income tax return. Since the audit has not yet commenced, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions. Although it is not possible to predict the timing of the conclusion of the audit, we anticipate that it will be completed by the end of 2008. It is reasonably possible that a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.

Note 15—Share-Based Compensation

Effective January 1, 2006, the Company commenced accounting for share-based payment arrangements in accordance with SFAS 123(R) using the modified prospective application transition method. Accordingly, the financial statements prior to 2006 do not reflect any restated amounts. Under SFAS 123(R), the fair value of share-based payment arrangements are recognized in the financial statements as period expenses, generally over the vesting period. Total share-based compensation expense for the years ended December 31, 2007 and 2006 was $0.6 million ($0.3 million net of tax) and $0.7 million (0.5 million net of tax), respectively. These income tax benefits were recognized as a result of permanent differences related to stock option exercises.

2006 Executive Stock Appreciation Rights Plan

The board of directors approved and adopted the 2006 Executive Stock Appreciation Rights Plan (“2006 SAR Plan”) effective as of March 1, 2006. The purpose of the 2006 SAR Plan is to provide incentive for business

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Share-Based Compensation (Continued)

performance, to reward contributions towards goals consistent with the Company’s business strategy and to enable the Company to attract and retain highly qualified, motivated and experienced employees. The 2006 SAR Plan provides for the grant of cash awards based upon the increase in the value of the Company’s common stock from the date of grant through the date of exercise. There are 750,000 stock appreciation rights (“SARs”) authorized under the 2006 SAR Plan, and as of December 31, 2007, 350,000 SARs are available for issuance. The SARs expire ten years after the expiration of each graded vesting period.

The Company classifies the SARs as a liability award and measures the liability for the award each period until settlement. Compensation cost for each period is based upon the change in the fair value of the SARs for each period and the percentage of the award that is vested. The weighted-average fair value of these SARs was estimated using the Hull-White Enhanced SFAS No. 123(R) Model. The estimated volatility is based upon the Company’s historical volatility. The expected term is based upon a four-year graded vesting period and the assumption that SARs will be exercised when the Company’s stock price is at a 20% premium to the exercise price. The following weighted-average assumptions were used to estimate the fair value:

	December 31,
	2007	2006
Estimated fair value	$4.00	$6.55
Assumptions
Risk-free rate	4.3%	4.7%
Dividend yield	2.0%	1.6%
Estimated volatility	48.8%	36.4%
Expected term (years)	4.7	3.2
Exercise price	$17.16	$17.16

The fair value of the SARs is amortized to compensation expense on a straight-line basis over the four year vesting period. The Company recognized $0.3 million and $0.4 million of compensation expense for the SARs for the years ended December 31, 2007 and 2006, respectively. A liability for the SARs of $0.6 million and $0.4 million was recorded at December 31, 2007 and 2006, respectively, in other long-term liabilities. Additional compensation expense of $1.0 million will be recognized over the remaining vesting period of approximately three years, based upon the fair value at December 31, 2007.

A summary of the 2006 SAR Plan is as follows:

	SARs	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding 12/31/06 (none exercisable)	400,000	$17.16	$1,155
Outstanding 12/31/07	400,000	17.16	144
Exercisable 12/31/07	100,000	17.16	36

2001 Stock Incentive Plans

In 2001, the board of directors adopted, and stockholders approved, the Employee Stock Incentive Plan and the Non-Employee Director Stock Incentive Plan (collectively, the “2001 Stock Incentive Plans”). The purpose of the 2001 Stock Incentive Plans is to advance the interests of the Company to attract and retain persons of ability to perform services for the Company by providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement by the

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Share-Based Compensation (Continued)

Company of its economic objectives. The 2001 Stock Incentive Plans are administered by the Compensation Committee of the board of directors, which has the authority, subject to certain limitations, to make grants and modify the 2001 Stock Incentive Plans. The 2001 Stock Incentive Plans allow for the issuance of up to 900,000 shares (as adjusted for the three-for-two stock split effective on February 3, 2006) of the Company’s common stock. As of December 31, 2007, 583,898 shares are eligible to be granted under the 2001 Stock Incentive Plans.

In 2007, 10,832 shares of common stock were issued with a grant date weighted average fair value per share of $17.95, and the Company recognized $0.1 million of compensation expense. In 2006, 25,258 shares of common stock were issued, and the Company recorded $0.3 million of compensation expense. At the date of grant, the per share weighted average fair value of shares issued during 2006 was estimated to be $12.42. In 2005, 7,457 shares of common stock were issued, and the Company recorded $0.2 million of compensation expense. During 2006 and 2005, of the total shares issued, 24,925 and 1,905 shares, respectively, were granted fully vested, but held a one- to three-year trading restriction. The Company incorporated this trading restriction in the estimate of the fair value of the stock issued. Based upon a restricted stock valuation study, the Company concluded that it was reasonable to discount the market value of these shares by 25% for a two-year trading restriction and 12.5% for a one-year trading restriction. The Company applied this percentage to the grant date fair value of an unrestricted share to arrive at the fair value of a restricted share.

In June 2007, the Company instituted a stock matching program which provided executives with grants of restricted stock under the 2001 Employee Stock Incentive Plan. In connection with the restricted stock awards, each of the executives entered into a Restricted Stock Award Agreement with the Company. Each Restricted Stock Award Agreement, in addition to certain other provisions, provides that the executive receive one share of common stock (the “Matched Shares”) for every two shares of common stock that the executive purchases under the 2001 Employee Stock Incentive Plan (the “Purchased Shares”), subject to certain maximums. During the year ended December 31, 2007, there were 71,074 shares purchased at $19.98 per share, which was the seven day average of the closing price of the common stock of the Company, as listed on the NASDAQ Global Select Market, preceding the date of grant. The grant date fair value of the Purchased Shares was $20.44 per share, and the Company recognized approximately $0.03 million of compensation expense during the year ended December 31, 2007 related to the Purchased Shares. During the year ended December 31, 2007, there were 35,536 Matched Shares awarded, which, among other things, are subject to a two-year vesting period that requires that the executive remain employed by the Company. The Matched Shares cliff vest at the end of the two-year period and would be issued upon such vesting. In the event of a “change in control” of the Company (as defined in the 2001 Employee Stock Incentive Plan), any unvested shares will immediately vest. The grant date fair value of the Matched Shares was $20.44 per share and the Company recognized $0.2 million of compensation expense during the year ended December 31, 2007 related to the Matched Shares. As of December 31, 2007, there was approximately $0.5 million of total unrecognized compensation expense related to non-vested Matched Shares granted under the 2001 Employee Stock Incentive Plan. This expense was subsequently recognized during the first quarter of 2008 when the Compensation Committee of the board of directors approved the acceleration of the vesting period.

1997 Stock Option Plan

In 1997, the Company adopted the 1997 Stock Option Plan, which provides for the grant of non-qualified stock options to employees, officers, directors, consultants and independent contractors, as well as for the grant to employees of qualified stock options. The 1997 Stock Option Plan has a ten-year term and 700,000 shares (as adjusted for the three-for-two stock split effective on February 3, 2006) of the Company’s common stock have been reserved by the board of directors for issuance. The 1997 Stock Option Plan is administered by the

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Share-Based Compensation (Continued)

Compensation Committee of the board of directors, which has the authority, subject to certain limitations, to grant options and to establish the terms and conditions for vesting and exercise thereof. The terms of the stock options may not exceed ten years from the date of grant. The 1997 Stock Option Plan expired on November 24, 2007. Therefore, there are no options eligible for grant at December 31, 2007.

During the year ended December 31, 2006, the remaining 15,000 stock options vested under the 1997 Stock Option Plan and the Company recorded $0.01 million in compensation expense. The Company’s 1997 Stock Option Plan was fully granted and substantially vested as of January 1, 2006. Therefore, the accounting for the Stock Option Plan under the adoption of SFAS 123(R) was not significant.

A summary of the status of the 1997 Stock Option Plan is as follows (as adjusted for the three-for-two stock split effective on February 3, 2006):

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding 12/31/04 (163,173 exercisable)	220,023	$5.03
Granted	45,177	14.73
Exercised	(86,150)	4.55

Outstanding 12/31/05 (164,051 exercisable)	179,051	7.70
Exercised	(58,725)	5.05
Forfeited	(900)	4.07

Outstanding 12/31/06 (119,426 exercisable)	119,426	9.04	$1,293
Exercised	(50,500)	7.78	555
Forfeited	(33,927)	14.73	N/A

Outstanding 12/31/07 (34,999 exercisable)	34,999	5.33	384

Fair values of options granted in 2005 were determined using the Hull-White Enhanced FASB 123R model based upon assumptions of a risk-free rate of 4.50%, dividend yield of 1.7%, expected life of 5 years, and expected volatility of 25%. There were no options granted during 2006 or 2007.

The Company received $0.4 million, $0.3 million and $0.8 million from the issuance of new shares for stock options exercised during the years ended December 31, 2007, 2006 and 2005, respectively. Stock options outstanding and exercisable at December 31, 2007 had a contractual life of less than one year and an exercise price of $5.33.

2007 Stock Option Plan

In August 2007, the Company’s shareholders approved the 2007 Stock Option Plan. Under the 2007 Stock Option Plan, the Company may grant options to purchase shares of its common stock to full-time key employees and non-employee directors whose judgment, initiative and efforts are, or are expected to be, important to the successful conduct of the Company’s business. The Company anticipates that approximately 400 individuals will be eligible to participate in the 2007 Stock Option Plan, including nine non-employee directors. The maximum aggregate number of shares of common stock that may be made subject to awards under the 2007 Stock Option Plan is 1.0 million. Any shares that are subject to an award but are (i) not issued because the terms and conditions

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Share-Based Compensation (Continued)

of the award are not met, (ii) used for payment of the exercise price of an option or (iii) withheld by us to satisfy tax withholding will become available again for use under the 2007 Stock Option Plan. No participant in the 2007 Stock Option Plan may be granted options with respect to more than 100,000 shares of common stock in any calendar year. The 2007 Stock Option Plan has a ten-year term, and as of December 31, 2007, no options had been granted.

Note 16—Employee Benefit Plans

401(k) and Deferred Compensation Plans

The Company has a 401(k) Plan for substantially all U.S. employees of the Company. Company contributions are voluntary and are established as a percentage of each participant’s salary up to a certain amount per employee. Company contributions to the 401(k) Plan were $1.7 million, $0.9 million, and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has a non-qualified deferred compensation plan for employees who are not eligible to fully participate in the Company’s 401(k) Plan. Under this deferred compensation plan, employees may elect to defer compensation to future years. These deferred amounts are indexed to investment selections chosen by the employee from a group of available investments, mostly mutual funds. At December 31, 2007 and 2006, the Company recorded a liability for deferred compensation payable to employees of $0.9 million and $0.7 million, respectively. The Company invests amounts deferred for employee compensation in life insurance contracts covering certain executives. At December 31, 2007 and 2006, the Company recorded an asset of $0.8 million and $0.6 million, respectively, for the cash surrender value of these life insurance contracts.

Pension Plans

The Company provides noncontributory defined benefit lump sum payments, in accordance with local statutory requirements, to certain employees when they cease employment at the Company’s Mexican facilities. The benefits are unfunded and relate to service, final salary, and reason for leaving the Company. One plan, which provides payments when certain service requirements are met, is considered a defined benefit plan under SFAS No. 87 “Employers; Accounting for Pensions,” as amended, (“SFAS 87”). The Company’s Mexican facilities consist of two facilities that were acquired in the Pullman acquisition in October 2006 and the Silao facility that was acquired from Oxford Automotive, Inc. in January 2005.

The Company also provides a benefit at retirement to employees in its France facility, which was acquired as part of the Arcelor Transaction in August 2007. This unfunded lump sum benefit is related to service and final salary and is considered a defined benefit plan under SFAS 87.

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Employee Benefit Plans (Continued)

Certain salaried employees at the Company’s Genk and Gent facilities in Belgium, which were also acquired as part of the Arcelor Transaction in August 2007, are participants in funded pension plans providing lump sum benefits related to final salary and service. These plans are considered defined benefit plans under SFAS 87. The pension assets are insurance contracts invested predominantly in fixed income securities.

The Company uses December 31 as a measurement date for its pension plans. The amounts shown below reflect the Company’s defined benefit pension obligations accounted for under SFAS 87.

December 31, 2007
(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$—
Acquisition	2,181
Service cost	79
Interest cost	43
Actuarial gains	(99)
Benefits paid	(17)
Foreign currency impact	140

Benefit obligation at end of year	$2,327

Change in plan assets
Fair value of plan assets at beginning of year	$—
Acquisition	376
Actual return on plan assets	5
Employer contributions	8
Foreign currency impact	25

Fair value of plan assets at end of year	$414

Funded status at end of year	$(1,913)

Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(41)
Noncurrent liabilities	(1,872)

Total	$(1,913)

Amounts recognized in accumulated other comprehensive income consist of :
Net actuarial gain	$101

The accumulated benefit obligation for all defined benefit plans was $1,553 thousand at December 31, 2007. The following information is provided for pension plans with an accumulated benefit obligation in excess of plan assets:

December 31, 2007
(in thousands)
Projected benefit obligation	$2,064
Accumulated benefit obligation	1,515
Fair value of plan assets	367

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Employee Benefit Plans (Continued)

The components of net periodic benefit cost are as follows:

December 31, 2007
(in thousands)
Service cost	$79
Interest cost	43
Expected return on plan assets	(5)

Net periodic benefit cost	$117

The following weighted average assumptions were used to determine benefit obligations at December 31:

December 31, 2007
Discount rate	5.58%
Rate of compensation increase	2.56%

The following weighted average assumptions were used to determine net periodic benefit cost for the year ended December 31:

December 31, 2007
Discount rate	5.31%
Expected long-term return on plan assets	3.50%
Rate of compensation increase	2.53%

The Company expects to contribute approximately $83 thousand to its pension plans during 2008. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

December 31, 2007
Year	(in thousands)
2008	$42
2009	44
2010	77
2011	45
2012	45
2013-2017	340

Other Employee Benefit Plans

The Company provides involuntary termination benefits, in accordance with local statutory requirements, to certain employees when they cease employment at the Company’s Mexican facilities. The benefits are unfunded and relate to service, final salary, and reason for leaving the Company. The Company accounts for this plan in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”). The Company also provides employees at its facility in France with a lump sum payment upon reaching certain service milestones and accounts for this unfunded program in a manner consistent with SFAS 112. As of December 31, 2007, the Company recorded a liability of $1.2 million for these employee benefit plans. This liability was calculated using a weighted-average discount rate of 7.85%. Discounting of the future payments is based upon the nature of the obligation and the timing of the expected benefit payments.

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Restructuring Charges

On November 7, 2007, the Company announced to its employees its decision to close two of its manufacturing facilities, one located in Holt, Michigan employing approximately 50 employees and one located in South Haven, Michigan employing approximately 200 employees. Both facilities are included in the Company’s North America segment. The Company will relocate certain production from those facilities to other existing facilities. The closing of these facilities is intended to optimize synergies among product lines, reduce excess capacities across the Company’s facilities and improve logistical efficiencies. Each of these facilities was acquired in connection with acquisitions completed in the past 15 months. The Company expects to complete the closure of the Holt facility during the second quarter of 2008 and the South Haven (West) facility during the fourth quarter of 2008.

In connection with these plant closings, the Company estimates that it will incur employee termination costs of $1.3 million, which consists of $0.4 million for employees at its Holt facility and $0.9 million for employees at its South Haven (West) facility. The affected employees are required to render service until they are terminated. Therefore, the expense is recognized ratably over the employees’ future service period. During the fourth quarter of 2007, $0.3 million of employee termination costs were charged to Cost of Sales in the Company’s Consolidated Statements of Operations and a corresponding liability was recorded. No payments were made during the fourth quarter of 2007.

The Company also expects to incur approximately $1.9 million for capital expenditures at the facilities that will absorb production from Holt and $0.1 million for equipment relocation and infrastructure costs. In addition, the Company expects to incur approximately $1.6 million for capital expenditures at the facilities that will absorb production from South Haven (West), $0.9 million for manufacturing costs primarily related to inventory build up and $1.4 million for equipment relocation and infrastructure costs. All capital expenditures will be recorded as fixed assets and depreciated in accordance with the Company’s policies while the remainder of the costs will be expensed as incurred.

Pursuant to the terms of the Share Purchase Agreement dated as of March 15, 2007 between the Company and ArcelorMittal, the Company expects to be reimbursed by ArcelorMittal for up to $1.3 million of the foregoing costs relating to the closure of the Holt facility. As of December 31, 2007, no reimbursement has been recognized in the Company’s consolidated financial statements.

Note 18—Segment Information

Prior to the closing of the Arcelor Transaction on August 31, 2007, the Company had historically classified its operations into one industry segment operating in the automotive industry. As a result of the Arcelor Transaction and subsequent reorganization of its business, the Company identified the following two operating segments as of December 31, 2007, which are based upon geographical areas (region of production):

•	North America, which includes the Company’s operations in the United States, Canada and Mexico.

•	Europe and Rest of World, which includes the Company’s operations in Europe, Australia and Asia.

Both segments perform laser-welding and metal processing activities for the automotive industry. The following table lists the Company’s segment information and reconciliation to the Company’s consolidated financial statement amounts. The grouping “Corporate and Other” below does not meet the definition of an operating segment as it contains the Company’s headquarters costs and the elimination of certain intercompany balances; however, it is included below for reconciliation purposes only.

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Segment Information (Continued)

	North America	Europe and Rest of World	Corporate and Other	Total
	(in thousands)
Year Ended December 31, 2007
Sales	$674,854	$195,242	$2,000	$872,096
Depreciation and amortization	20,599	9,470	589	30,658
Operating profit	18,589	3,842	(9,348)	13,083

As of December 31, 2007
Investment in affiliates	—	6,921	—	6,921
Long-lived assets	210,595	280,995	6,003	497,593
Capital expenditures	16,730	4,410	453	21,593
Total assets	384,611	416,713	2,367	803,691

Prior period disclosures were deemed immaterial as the Company did not have significant operations in “Europe and Rest of World” prior to December 31, 2007. However, prior year enterprise-wide disclosures are included below for those periods.

	December 31,
	2006	2005
	(in thousands)
Net Sales
United States	$279,205	$248,234
Canada	127,893	110,507
Mexico	23,572	4,400
Australia	10,702	679

Total	$441,372	$363,820

Long-Lived Assets
United States	$174,438	$63,022
Canada	6,698	4,982
Mexico	33,795	11,349
Australia	1,066	1,103

Total	$215,997	$80,456

Information about net sales to the Company’s major customers is as follows:

	Year Ended December 31,
	2007	2006	2005
Chrysler	26%	40%	37%
General Motors	25%	24%	21%
Ford Motor Company	15%	20%	28%

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19—Commitments and Contingencies

Operating Leases

The Company leases buildings and equipment under operating leases with unexpired terms ranging from a month-to-month basis to 13 years. Rent expense, net of sublease income, for all operating leases was approximately $ 11.8 million, $5.6 million and $5.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The future minimum lease payments under these operating leases are as follows:

Year	(in thousands)
2008	$9,195
2009	8,289
2010	7,008
2011	5,819
2012	5,640
Thereafter	20,050

Total	$56,001

The Company expects to receive minimum rent payments of approximately $0.5 million per year for the period 2008 through 2017 related to the sublease of a portion of one of the Company’s manufacturing facilities to SET. The Company received $0.6 million, $0.5 million and $0.6 million during the years ended December 2007, 2006 and 2005, respectively, from SET related to the sublease of the facility.

Ordinary Business Litigation

The Company is not a party to any legal proceedings other than routine litigation incidental to its business, none of which would have a material adverse impact on the Company’s consolidated financial statements.

Note 20—Subsequent Events

Limited Waiver

On February 15, 2008, the Company entered into a limited waiver letter (the “Waiver”) with respect to its U.S. and Canadian Credit Facility. Pursuant to the Waiver, the lenders agreed, among other things, to waive any default or event of default arising solely from the Company’s failure to comply with certain financial covenants for the fiscal quarter ended December 31, 2007; provided, however, that the Waiver would expire and be of no further force or effect on March 1, 2008 and from and after such date, unless (a) the Company delivered a fully executed commitment letter evidencing the commitment of investors reasonably acceptable to the majority lenders (as defined in the U.S. and Canadian Credit Facility) to invest not less than $35.0 million in new equity or subordinated debt in the Company not later than April 1, 2008, or (b) a further amendment or waiver should be given with respect to such Defaults or Events of Default pursuant to the U.S. and Canadian Credit Facility or such Defaults or Events of Default pursuant to the U.S. and Canadian Credit Facility are cured. If the Company delivered the referenced commitment letter, then the Waiver would continue in effect through April 1, 2008. Under the terms of the Waiver, the Company agreed to apply the net cash proceeds of any such issuance to the prepayment of the term loan under the U.S. and Canadian Credit Facility. The Company delivered the required commitment letter to the lenders on February 29, 2008. Therefore, the Waiver was extended to April 1, 2008 in accordance with its terms. See heading entitled “Amendment of Credit Facility” below for additional information.

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20—Subsequent Events (Continued)

Securities Purchase Agreement

On March 19, 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with ArcelorMittal pursuant to which ArcelorMittal agreed to provide subordinated debt financing to the Company in the form of a convertible subordinated note with a principal amount of $50 million. The convertible subordinated note was issued on March 20, 2008, bears interest at the rate of 6% per annum and matures on March 20, 2013. The conversion price is subject to reset and adjustment. The proceeds from the issuance of the convertible subordinated note were used as follows: $10.0 million to pay down the U.S. and Canadian revolving credit facility and $40.0 million to pay down the U.S. and Canadian term loan. The convertible note is convertible into shares of the Company’s common stock, in whole or in part, from time to time until March 13, 2013. The convertible note initially is convertible into shares of the Company’s common stock at $15.75 per share based upon the principal amount outstanding, a price equal to a 25% premium over the simple average of each trading day’s volume weighted-average price (“Average Price”) from and including January 15, 2008 to and including February 15, 2008 (the “Initial Conversion Price”), subject to adjustment as follows: On each of June 30, September 30, and December 31, 2008 and March 31, 2009 (each, a “Reset Date”), the conversion price will adjust to the lower of: (a) the conversion price in effect at such Reset Date; and (b) a 30% premium over the Average Price for the 30 days ending on the last trading day immediately preceding such Reset Date (but not below a 30% premium over an Average Price of $8.00, i.e. $10.40 per share); provided that, in the absence of approval by the Company’s stockholders, in no event would the number of shares issuable upon conversion equal or exceed 20% of the Company’s outstanding shares on the date of disbursement of the loan. Accordingly, partial conversions of the loan would be permitted. The conversion price also is subject to adjustment, from time to time, in certain events, including upon any stock split, stock dividend, recapitalization or otherwise, or the issuance of shares of the Company’s common stock or options or other securities convertible into or exchangeable for shares of the Company’s common stock at a price per share, or a conversion or exchange price per share, less than the conversion price of the convertible note then in effect. Upon conversion, the amount to be converted also will include accrued and unpaid interest, if any, and late charges, if any, with respect to the principal and interest converted.

Pursuant to the Securities Purchase Agreement, the Company has agreed: (a) at its next annual meeting of stockholders, to submit for approval a proposal to allow the issuance of the shares upon conversion in accordance with NASDAQ Marketplace Rule 4350(i), to use its best efforts to solicit its stockholders’ approval of such issuance and to cause the board of directors to recommend to the stockholders that they approve such proposal; (b) to avail itself of the “controlled company” exemption regarding corporate governance requirements under the NASDAQ listing requirements at any time that ArcelorMittal’s beneficial ownership (including shares held by ArcelorMittal’s affiliates) exceeds 50% of the outstanding shares of the Company’s common stock; and (c) promptly following (i) the closing under the Securities Purchase Agreement and (ii) the designation by ArcelorMittal of nominees to serve on the board of directors and board committees (the “Nominees”), to use its best efforts to cause the Nominees to be duly elected to fill vacancies on the board of directors in accordance with the standstill and stockholder agreement described above, as amended by the Agreement and Waiver (as hereinafter defined).

In connection with the closing under the Securities Purchase Agreement, the Company entered into an agreement and waiver with ArcelorMittal and the Company’s former chairman of the board, Mr. Robert Skandalaris (the “Agreement and Waiver”), which waives the applicability to ArcelorMittal of the standstill provisions and other provisions of the standstill and stockholders agreement. The Company also entered into the first amendment to the registration rights agreement with ArcelorMittal and Mr. Skandalaris, which amended the registration rights agreement to provide that the convertible subordinated note and the shares issuable upon its conversion are included as “registrable securities” that ArcelorMittal may require the Company to register.

NOBLE INTERNATIONAL, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20—Subsequent Events (Continued)

Amendment of Credit Facility

On March 20, 2008, the Company entered into a sixth amendment with the syndicate of commercial banks which modified the Company’s U.S. and Canadian Credit Facility to, among other things, (i) permit the Company to incur subordinated debt in the amount of $50 million as part of the convertible debt financing with ArcelorMittal, (ii) reduce the repayment of principal amounts under the term loan from quarterly installments of $3.25 million to quarterly installments of $1.25 million each and change the maturity date of the term loan to October 15, 2010, (iii) revise the levels of certain financial covenants and ratios, including the Consolidated Senior Debt to EBITDA Ratio and the Consolidated EBITDA to Interest Ratio, (iv) delete a covenant to maintain a certain minimum Unused Revolving Credit Availability, and (v) reduce the amount of Investments, intercompany loans or advances and additional Subordinated Debt permitted without consent of the Majority Lenders under the U.S. and Canadian Credit Facility. The sixth amendment also confirmed the requisite Lenders’ waiver of any Default or Event of Default of Sections 7.11 and 7.12(b) of the U.S. and Canadian Credit Facility for the fiscal quarter ended December 31, 2007. The sixth amendment and the modifications set forth therein were effective as of March 20, 2008.

European Credit Facility Waiver

On March 28, 2008, the Company entered into an agreement with respect to its European Credit Facility. Pursuant to the agreement, the lenders agreed, among other things, to waive any Default or Event of Default arising solely from the Company’s failure to comply with certain financial covenants as of December 31, 2007. This waiver is effective until May 2, 2008, at which date the Company would be in default unless the covenants are formally amended. This waiver is contingent upon the Company making a €20.0 million prepayment on the European Term Loan (as hereinafter defined). Such prepayment amount shall be funded by the proceeds of subordinated debt provided to the Company by ArcelorMittal or a mutually agreed upon alternative solution. The Company is currently in discussions with the lenders regarding an amendment or permanent waiver to avoid potential future covenant defaults.

Note 21—Selected Quarterly Financial Data (Unaudited)

The earnings (loss) per share amounts for 2006 have been adjusted to reflect the three-for-two stock split effective on February 3, 2006. The net loss in the fourth quarter of 2006 includes the reversal of a $1.0 million credit reserve on the Logistics Notes established in 2005 due to the full collection of amounts owed.

	Three Months Ended
	March 31	June 30	September 30	December 31	Total
	(in thousands, except per share amounts)
2007
Net sales	$160,070	$182,657	$211,946	$317,423	$872,096
Cost of sales	146,480	168,650	200,700	298,857	814,687
Gross margin	13,590	14,008	11,246	18,565	57,409
Net income (loss)	(186)	1,848	(3,547)	(4,975)	(6,860)
Basic earnings (loss) per share	(0.01)	0.13	(0.21)	(0.21)	(0.40)
Diluted earnings (loss) per share	(0.01)	0.13	(0.21)	(0.21)	(0.40)
2006
Net sales	100,435	109,556	93,170	138,211	441,372
Cost of sales	90,488	97,593	85,219	129,641	402,941
Gross margin	9,947	11,963	7,951	8,570	38,431
Net income (loss)	3,140	4,408	2,447	(2,216)	7,779
Basic earnings (loss) per share	0.23	0.31	0.17	(0.16)	0.55
Diluted earnings (loss) per share	0.23	0.31	0.17	(0.16)	0.55

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in timely alerting them to material information required to be included in our periodic filings pursuant to the Exchange Act.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management of Noble International, Ltd. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements in financial reporting. Furthermore, due to changing conditions and adherence to established policies and controls, internal control effectiveness may vary over time.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Management excluded from its assessment the internal control over financial reporting at the Arcelor Business, which was acquired on August 31, 2007 and whose financial statements constitute 67 percent and 56 percent of net and total assets, respectively, 22 percent of revenues, and 5 percent of the net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. A material weakness is a deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment, we believe that as of December 31, 2007, the company’s internal control over financial reporting was not effective as a result of the following material weaknesses:

1.	Due to the recent audit committee member resignations, the Company has not maintained effective controls at the entity level by operating with an active audit committee that is independent and has sufficient accounting knowledge. This deficiency has had a pervasive impact on the Company’s internal control environment and resulted in a reasonable possibility that a material misstatement of the annual financial statements would not be prevented or detected on a timely basis.

2.	At its roll-forming business headquarters location, acquired pursuant to the Pullman Acquisition in the fourth quarter of 2006, the Company did not maintain a sufficient quantity of personnel with an appropriate level of accounting knowledge, experience, and training to ensure complete, accurate and timely financial reporting. This material weakness contributed to the following deficiencies in internal controls:

•

The Company’s controls over (1) the accumulation of appropriate costs and timely transfer of completed construction-work-in-progress and tooling projects to the fixed assets and special tools subsidiary ledgers and related accounts; and (2) the proper recording of reserves of special tools, did not operate effectively.

•	The Company’s controls over the preparation, independent review and authorization of journal entries and balance sheet account reconciliations did not operate effectively.

•

The Company did not maintain adequate controls with respect to the (a) coordination and communication between the roll-forming plant controllers and tax staff, (b) tax staff review of all post closing entries, and (c) timely tax account reconciliations and analyses.

The deficiencies in operation of the controls over financial reporting for the above resulted in material adjustments to the Company’s consolidated financial statements. Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Noble International, Ltd.

Troy, Michigan

We have audited the internal control over financial reporting of Noble International, Ltd. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report On Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Arcelor Business, which was acquired on August 31, 2007 and whose financial statements constitute 67% and 56% of net and total assets, respectively, 22% of revenues, and 5% of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at the Arcelor Business. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

1.	Due to the recent audit committee member resignations, the Company has not maintained effective controls at the entity level by operating with an active audit committee that is independent and has sufficient accounting knowledge. This deficiency has had a pervasive impact on the Company’s internal control environment and resulted in a reasonable possibility that a material misstatement of the annual financial statements would not be prevented or detected on a timely basis.

2.	At its roll-forming business headquarters location, acquired pursuant to the Pullman Acquisition in the fourth quarter of 2006, the Company did not maintain a sufficient quantity of personnel with an appropriate level of accounting knowledge, experience, and training to ensure complete, accurate and timely implementation of financial reporting. This material weakness contributed to the following deficiencies in internal controls:

•

The Company’s controls over (1) the accumulation of appropriate costs and timely transfer of completed construction-work-in-progress and tooling projects to the fixed assets and special tools subsidiary ledgers and related accounts; and (2) the proper recording of reserves of special tools, did not operate effectively.

•	The Company’s controls over the preparation, independent review and authorization of journal entries and balance sheet account reconciliations did not operate effectively.

•

The Company did not maintain adequate controls with respect to the (a) coordination and communication between the roll-forming plant controllers and tax staff, (b) tax staff review of all post closing entries, and (c) timely tax account reconciliations and analyses.

The deficiencies in operation of the controls over financial reporting for the above resulted in material adjustments to the Company’s consolidated financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and our report dated April 14, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

April 14, 2008

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain of the information required to be furnished pursuant to this item is incorporated by reference from the information under the caption “Proposal 2: Election of Directors” in the Proxy Statement to be filed with the SEC pursuant to Regulation 14A for our 2008 Annual Meeting of Stockholders.

We have adopted a written Code of Ethics which is applicable to our Chief Executive Officer, Chief Financial Officer and Corporate Controller, as well as applicable to all of our directors, officers and employees. A copy of the Noble International, Ltd. Code of Ethics is available free of charge on our website at www.nobleintl.com.

Item 11.	Executive Compensation

The information required to be furnished pursuant to this item is incorporated by reference from the information under the captions “Executive Compensation and Other Information,” “Compensation Discussion and Analysis” and “Report of the Compensation Committee” in the 2008 Proxy Statement to be filed with the SEC pursuant to Regulation 14A for our 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to this item is incorporated by reference from the information under the captions “Equity Compensation Plan Information,” “Voting Rights and Requirements” and “Security Ownership of Certain Beneficial Owners and Management of Noble” in the 2008 Proxy Statement to be filed with the SEC pursuant to Regulation 14A for our 2008 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A for our 2008 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required to be furnished pursuant to this item is incorporated by reference from the information under the caption “Principal Accounting Firm Fees” in the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A for our 2008 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

		Page
(a)	1. Financial Statements
	Report of Independent Registered Public Accounting Firm	30
	Consolidated Statements of Operations	31
	Consolidated Balance Sheets	32
	Consolidated Statements of Cash Flows	33
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income	34
	Notes to Consolidated Financial Statements	35
	Supplementary Financial Information—Selected Quarterly Financial Data (Unaudited)	77

	2. Financial Statement Schedules
	Schedule II—Valuation and Qualifying Accounts	88

	3. The following financial statements and related notes of the Company’s unconsolidated affiliate, SET Enterprises, Inc., are included with the Report pursuant to Rule 3-09 of Regulation S-X:
	Financial Statements as of and for the Years Ended December 31, 2007 and 2006 (Unaudited)
	Financial Statements as of and for the Year Ended December 31, 2005 and Independent Auditors’ Report

	4. Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Noble International, Ltd., as amended on May 19, 2006 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed July 21, 2006).

3.2	Amended and Restated Bylaws of Noble International, Ltd., made effective as of May 19, 2006 (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed May 24, 2006), as amended on August 31, 2007 (amendment incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report filed September 6, 2007), and as amended on February 28, 2008 (amendment incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report filed March 3, 2008).

4.1	Indenture between Noble International, Ltd. and American Stock Transfer & Trust Company dated as of July 23, 1998 (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 10, 1998).

10.1	Subsidiaries Stock Purchase Agreement among Noble International, Ltd. Noble Technologies, Inc., Noble Metal Processing, Inc. and S.E.T. Steel, Inc., dated February 14, 2001(incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed March 1, 2001).

10.2	Asset Purchase Agreement among SRS California Operations, LLC and Noble Logistic Services, Inc., Noble Logistic Services, Inc., and Noble International, Ltd. dated March 24, 2003 (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed April 7, 2003).

10.3	Amended and Restated Stock Purchase Agreement among SRS Texas Holdings, LLC and Noble Logistic Services Holdings, Inc., Noble Logistic Services, Inc., and Noble International, Ltd., dated March 21, 2003 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed April 7, 2003).

10. 4	Stock Purchase Agreement among Noble Metal Processing, Inc. and the Shareholders of Prototech Laser Welding Inc. (d/b/a LWI Laser Welding International) dated January 20, 2004 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed February 3, 2004).

10.5	Form of Convertible Subordinated Note (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 26, 2004).
10.6	Registration Rights Agreement by and among Noble International, Ltd. and the Investors listed on the signature pages thereto, dated as of March 25, 2004 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 26, 2004).

10.7	Securities Purchase Agreement by and among Noble International, Ltd and the Investors listed on the signature pages thereto, dated as of March 25, 2004 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 26, 2004).

10.8	Letter Amendment to Convertible Subordinated Notes dated as of October 20, 2004 (incorporated herein by reference to Exhibit 99 of the Company’s Current Report on Form 8-K filed December 7, 2004).

10.9	Lease between JC Kentucky Properties, LLC., and Noble Metal Processing-Kentucky L.L.C. dated May 1, 2004 (incorporated herein by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed March 15, 2005).

10.10	Second Amended Employment Agreement between Noble International, Ltd. and Jay J. Hansen, made effective as of January 1, 2006 (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed March 7, 2006).

Exhibit Number	Exhibit Description
10.11	Employment Agreement between Noble International, Ltd. and David Fallon, made effective as of January 1, 2006 (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed March 7, 2006).

10.12	Employment Agreement between Noble International, Ltd. and Steven A. Prue, made effective as of January 1, 2006 (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed March 7, 2006).

10.13	Summary of Non-Employee Director Compensation, made effective as of May 19, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 24, 2006).

10.14	Employment Agreement between Noble International, Ltd. and Thomas L. Saeli, made effective as of March 1, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 10, 2006).

10.15	Noble International, Ltd. Executive Stock Appreciation Rights Plan, made effective as of March 1, 2006 (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 6, 2006).

10.16	Employment Agreement between Noble International, Ltd. and Andrew J. Tavi, made effective as of May 19, 2006 (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed August 25, 2006)

10.17	Fifth Amended and Restated Credit Agreement by and among Noble International, Ltd. as Borrower and Comerica Bank as Lead Arranger and Administrative Agent and a Lender, dated as of October 12, 2006 (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed October 27, 2006).

10.18	Form of Amended and Restated Convertible Subordinated Notes (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 17, 2006).

10.19	Stock Purchase Agreement by and among Noble Tube Technologies, LLC, Noble International, Ltd. and the Shareholders of Pullman Industries, Inc., dated as of October 12, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 17, 2006).

10.20	Registration Rights Agreement by and among Noble International, Ltd. and Whitebox Convertible Arbitrage Partners, L.P., Whitebox Convertible Diversified Arbitrage Partners, L.P., and Guggenheim Portfolio Company XXXI, LLC and HFR RVA Combined Master Trust, dated as of October 11, 2006 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed October 17, 2006).

10.21	Binding Letter of Intent by and between Noble International, Ltd. and Arcelor S.A., dated as of October 26, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 27, 2006).

10.22	Equity Joint Venture Contract between Wisco Jiangbei Steel Processing and Logistics Co., Ltd. and Noble Metal Processing Asia Limited, dated as of November 30, 2006 (incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed March 28, 2007).

10.23	Sixth Amended and Restated Credit Agreement by and among Noble International, Ltd., as Borrower, Comerica Bank as Co-Lead Arranger, Administrative Agent and Lender and other Lenders party thereto, dated as of December 11, 2006, together with attached exhibit (incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed March 28, 2007).

Exhibit Number	Exhibit Description
10.24	Share Purchase Agreement by and between Noble International, Ltd. and Arcelor, S.A., dated as of March 15, 2007, together with attached exhibit (incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed March 28, 2007).

10.25	First Amendment to Sixth Amended and Restated Credit Agreement among Noble International, Ltd., the Lenders parties thereto and Comerica Bank, as Agent, dated as of March 14, 2007 (incorporated by reference to Exhibit 10.25 of the Company’s Amended Annual Report on Form 10-K/A filed April 30, 2007).

10.26	Second Amendment to Sixth Amended and Restated Credit Agreement among Noble International, Ltd., the Lenders parties thereto and Comerica Bank, as Agent, dated as of March 28, 2007 (incorporated by reference to Exhibit 10.26 of the Company’s Amended Annual Report on Form 10-K/A filed April 30, 2007).

10.27	Noble International, Ltd. 2007 Stock Option Plan, effective as of August 30, 2007 (incorporated herein by reference to Appendix E of the Company’s Definitive Proxy Statement on Form DEFM14A filed August 2, 2007).

10.28	Standstill and Stockholder Agreement among Noble International, Ltd., Arcelor S.A. and Robert J. Skandalaris dated as of August 31, 2007 (incorporated herein by reference to Exhibit 99.1 of the Company’s Amendment No. 1 to Schedule 13D filed September 6, 2007).

10.29	Registration Rights Agreement among Noble International, Ltd. , Arcelor, S.A. and Robert J. Skandalaris dated as of August 31, 2007 (incorporated herein by reference to Exhibit 99.2 of the Company’s Amendment No. 1 to Schedule 13D filed September 6, 2007).

10.30	Transition Services Agreement dated as of August 31, 2007 by and between Noble European Holdings B.V. and Arcelor S.A. (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2007).

10.31	Steel Supply and Arcelor Auto Services Agreement dated as of August 31, 2007 among Noble European Holdings B.V., Arcelor S.A., and Arcelor Commercial FCSE S.A. (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.32	Contract Manufacturing Agreement dated as of August 31, 2007 by and between Noble European Holdings B.V. and Arcelor S.A. (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2007).

10.33	Facilities Agreement dated as of August 31, 2007 among Noble European Holdings B.V. and its subsidiaries named therein, BNP Paribas, as Arranger, Agent and Security Agent, and the original Lenders named therein (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2007).

10.34	Subordinated Promissory Note executed by Noble International, Ltd. in favor of Arcelor USA Holding Inc. (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2007).

10.35	Third Amendment to Sixth Amended and Restated Revolving Credit and Term Loan Agreement and Waiver among Noble International, Ltd., the Lenders parties thereto and Comerica Bank, as Agent, dated as of May 8, 2007 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 14, 2007).

10.36	Fourth Amendment to Sixth Amended and Restated Revolving Credit and Term Loan Agreement and Waiver among Noble International, Ltd., the Lenders parties thereto and Comerica Bank, as Agent, dated as of August 24, 2007 (incorporated herein by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q filed on November 9, 2007).

Exhibit Number	Exhibit Description
10.37	Fifth Amendment to Sixth Amended and Restated Revolving Credit and Term Loan Agreement and Consent among Noble International, Ltd., the Lenders parties thereto and Comerica Bank, as Agent, dated as of November 2, 2007 (incorporated by herein reference by Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 8, 2007).

10.38	Convertible Subordinated Note executed by Noble International, Ltd. in favor of ArcelorMittal S.A. dated as of March 20, 2008 (incorporated herein by reference to Exhibit 4.1 of the Company’s Current report on Form 8-K filed March 20, 2008).

10.39	Securities Purchase Agreement by and between Noble International, Ltd. and ArcelorMittal S.A. dated as of March 19, 2008 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 20, 2008).

10.40	First Amendment to Registration Rights Agreement among Noble International, Ltd., ArcelorMittal S.A. and Robert J. Skandalaris dated as of March 20, 2008 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current report on Form 8-K filed March 20, 2008).

10.41	Agreement and Waiver among Noble International, Ltd., ArcelorMittal S.A. and Robert J. Skandalaris dated as of March 20, 2008 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 20, 2008).

10.42	Sixth Amendment to Sixth Amended and Restated Revolving Credit and Term Loan Agreement and Consent among Noble International, Ltd., the Lenders parties thereto and Comerica Bank, as Agent, dated as of March 20, 2008 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 26, 2008).

10.43	Letter Agreement among Noble European Holdings B.V. and its subsidiaries named therein, BNP Paribas, as Arranger, Agent and Security Agent, and the original Lenders named therein, dated March 28, 2008.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Noble International, Ltd.’s Code of Ethics (incorporated herein by reference to the Company’s website, located at www.nobleintl.com under the tab “Investor Relations”).

17.1	Letter of Resignation of Christopher L. Morin, together with Severance and Release Agreement (incorporated herein by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed February 22, 2006).

17.2	Letter of Resignation of Van E. Conway dated as of February 19, 2008.

17.3	Letter of Resignation of Robert Burgess dated as of February 26, 2008.

17.4	Letter of Resignation of Larry Wendling dated as of February 29, 2008.

17.5	Letter of Resignation of Ron Harbour dated as of April 1, 2008.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Deloitte & Touche LLP for SET Enterprises, Inc. Financial Statements as of and for the Year Ended December 31, 2005.

24.1	Power of Attorney (included after signature page hereto).

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14 (a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14 (a) of the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of Sarbanes-Oxley Act of 2002.

Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions				Deductions		Balance at End of Period
		Charged to Costs and Expenses		Charged to Other Accounts
	(in thousands)
December 31, 2007
Reserve for doubtful accounts	684	208		—		(20)		872
Reserve for obsolete inventory	416	815		—		(509)		722
Reserve for loss tooling contracts	3,053	189		1,020	(a)	(2,221)		2,041
Valuation allowance for deferred taxes	6,207	1,455		422	(b)	(93)		7,991

December 31, 2006
Reserve for doubtful accounts	194	193		400	(c)	(103)		684
Reserve for obsolete inventory	231	185		—		—		416
Reserve for credit losses on NLS Notes	1,000	—		—		(1,000	)(d)	—
Reserve for loss tooling contracts	—	—		3,053	(a)	—		3,053
Valuation allowance for deferred taxes	426	2,387		3,430	(e)	(36	)(f)	6,207

December 31, 2005
Reserve for doubtful accounts	153	133		—		(92)		194
Reserve for obsolete inventory	117	114		—		—		231
Reserve for credit losses on NLS Notes	—	1,000		—		—		1,000
Valuation allowance for deferred taxes	1,140	235	(g)	—		(949	)(h)	426

(a)	Addition related to loss tooling contracts assumed in Pullman acquisition and was charged to goodwill.
(b)	Addition related to balances assumed in the Arcelor Business acquisition and was charged to goodwill.
(c)	Addition related to balance assumed in Pullman acquisition.
(d)	Amounts owed under NLS Notes were received in full in 2006.
(e)	Addition related to assets and liabilities assumed in the Pullman acquisition and was charged to goodwill.
(f)	Deduction from valuation allowance related to decrease in deferred tax asset for investment in SET.
(g)	Addition related to uncertainty of recoverability of deferred tax assets generated from capital losses.
(h)

Deduction related to finalization of Protech Laser Welding, Inc. purchase accounting ($468 thousand) and an adjustment to a capital loss related to the sale of the Distribution business ($481 thousand)

SET ENTERPRISES, INC.

FINANCIAL STATEMENTS (UNAUDITED)

YEARS ENDED

DECEMBER 31, 2007 AND 2006

CONTENTS

Page
Financial Statements (Unaudited)
Balance Sheets	91
Statements of Operations and Comprehensive Income (Loss)	92
Statements of Stockholders’ Equity	93
Statements of Cash Flows	94
Notes to Financial Statements	95 - 103

SET ENTERPRISES, INC.

BALANCE SHEETS (UNAUDITED)

DECEMBER 31

ASSETS
	2007	2006
Current Assets
Cash	$893,800	$206,692
Accounts receivable:
Trade	11,037,189	10,078,580
Related parties	823,583	445,707
Inventories	19,113,351	13,499,196
Prepaid expenses and other	433,080	516,195

Total current assets	32,301,003	24,746,370

Property and Equipment, at cost
Land		271,130
Buildings and leasehold improvements	1,276,690	15,548,105
Machinery and equipment	21,030,276	19,180,137
Furniture and fixtures	198,286	198,286
Construction in progress		534,416

	22,505,252	35,732,074
Less accumulated depreciation	9,736,801	9,176,443

Net property and equipment	12,768,451	26,555,631

Other Assets
Goodwill		9,592,228
Other	522,311	344,407
Note receivable—stockholder	174,295

Total other assets	696,606	9,936,635

Total Assets	$45,766,060	$61,238,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
	2007	2006
Current Liabilities
Notes payable	$12,996,871	$12,411,924
Current portion of long-term debt	2,750,263	2,750,263
Accounts payable:
Trade	16,795,260	11,599,189
Related parties	548,286	253,765
Accrued expenses and other	2,397,074	2,780,792

Total current liabilities	35,487,754	29,795,933
Accrued Pension Liability	60,845	169,211
Accrued Lease Escalation Liability	191,901
Long-term Debt	694,006	9,321,452

Total liabilities	36,434,506	39,286,596

Commitments and Contingencies (Notes I and K)

Stockholders’ Equity
Common stock, $0.10 par value—authorized, 50,000 shares; issued and outstanding, 1,922 shares	192	192
Preferred stock, $471.70 and $1,000 stated value—authorized, 150,000 shares; issued and outstanding, 21,200 shares	10,000,000	10,000,000
Additional paid-in capital	43,411,451	43,411,451
Accumulated deficit	(43,892,499)	(31,309,698)
Accumulated other comprehensive loss—minimum pension liability adjustments	(187,590)	(149,905)

Total Stockholders’ Equity	9,331,554	21,952,040

Total Liabilities and Stockholders’ Equity	$45,766,060	$61,238,636

SET ENTERPRISES, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

YEARS ENDED DECEMBER 31

	2007	2006
Net Sales	$185,926,873	$164,602,546

Costs and Expenses:
Cost of goods sold	178,900,389	154,991,137
Selling, general and administrative expenses	5,185,564	5,713,531
Selling, general and administrative expenses—related parties	1,371,078	842,260
Loss on impairment of goodwill	9,592,229
Interest expense	1,776,265	2,911,770
Interest expense—related parties		1,435,402
Other income—net	(11,851)	(10,028)

Total costs and expenses	196,813,674	165,884,072

Loss From Continuing Operations Before Taxes	(10,886,801)	(1,281,526)
Income Taxes

Net Loss	(10,886,801)	(1,281,526)
Other Comprehensive Income (Loss):
Minimum pension liability adjustments—net	(37,685)	8,983

Comprehensive Loss	$(10,924,486)	$(1,272,543)

SET ENTERPRISES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

YEARS ENDED DECEMBER 31

	Common Stock	Preferred Stock Series A	Preferred Stock Series B	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity (Deficit)
Balance at January 1, 2006	$192	$15,200,000	$6,000,000	$771,034	$(28,028,172)	$(158,888)	$(6,215,834)
Other comprehensive income						8,983	8,983
Dividends declared—return of stockholders’ capital					(2,000,000)		(2,000,000)
Recapitalization of company		(8,030,160)	(3,169,840)	42,640,417			31,440,417
Net loss for the year ended December 31, 2006					(1,281,526)		(1,281,526)

Balance at December 31, 2006	192	7,169,840	2,830,160	43,411,451	(31,309,698)	(149,905)	21,952,040
Other comprehensive loss						(37,685)	(37,685)
Dividends declared					(1,696,000)		(1,696,000)
Net loss for the year ended December 31, 2007					(10,886,801)		(10,886,801)

Balance at December 31, 2007	$192	$7,169,840	$2,830,160	$43,411,451	$(43,892,499)	$(187,590)	$9,331,554

SET ENTERPRISES, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

YEARS ENDED DECEMBER 31

	2007	2006
Cash Flows from Operating Activities
Net loss	$(10,886,801)	$(1,281,526)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,258,241	2,400,342
Loss (gain) on disposal of property and equipment	(2,452)	13,551
Loss on impairment of goodwill	9,592,229
Loss on interest rate swaps	54,476	81,711
Bad debt expense	70,655	330,250
Net changes in assets and liabilities from operations:
Accounts receivable	(1,336,485)	1,658,581
Inventories	(5,614,155)	3,196,653
Prepaid expenses and other	83,115	57,838
Other assets	(283,170)	(140,677)
Accounts payable—trade	5,490,592	(7,477,371)
Accrued expense and other	(383,718)	3,576,196
Accrued pension liability	(108,366)	(30,946)

Net cash provided by (used in) operating activities	(1,065,839)	2,384,602

Cash Flows from Investing Activities
Purchase of property and equipment	(1,592,015)	(1,654,117)
Proceeds from sale of property and equipment	13,137,756	704,000

Net cash provided by (used in) investing activities	11,545,741	(950,117)

Cash Flows from Financing Activities
Net change in notes payable	584,947	(958,297)
Net change in long-term debt (Notes F and J)	(8,627,446)	388,263
Note receivable—stockholder	(174,295)
Dividends paid	(1,576,000)	(760,000)

Net cash provided by (used in) financing activities	(9,792,794)	(1,330,034)

Net Increase in Cash	687,108	104,451
Cash
Beginning of year	206,692	102,241

End of Year	$893,800	$206,692

See Notes F and J for explanation of non-cash items related to recapitalization executed during 2006 and lease escalation in 2007.

SET ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note A:	Nature of Business

SET Enterprises, Inc. (a Michigan corporation) is engaged in blanking, slitting, steel servicing, brokerage, and processing activities for original equipment automotive manufacturers located primarily in the Midwestern United States.

Note B:	Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

ACCOUNTS RECEIVABLE

Trade accounts receivable are presented net of allowances for doubtful accounts of $202,146 and $101,905 at December 31, 2007 and 2006, respectively.

The Company presents amounts due to and due from its main customer on a net basis. The presentation reflects current payment practices and the economic substance of the business transaction whereby the Company merely purchases, processes and resells material to the same party. Management believes there is a right of offset. At December 31, 2007, the gross accounts receivable and accounts payable were approximately $32,530,000 and $31,000,000, respectively.

INVENTORIES

Inventories are stated at the lower of cost (first-in first-out and specific identification basis) or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated on the straight-line method for financial reporting purposes and on accelerated methods for tax purposes over the estimated useful lives of the assets.

Estimated useful lives are as follows:

Buildings and leasehold improvements	10 – 40 years
Machinery and equipment	5 – 10 years
Furniture and fixtures	10 years

GOODWILL

Goodwill represents the excess purchase price over the fair value of assets acquired. A fair value approach is used to test for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. An impairment charge is recognized for the amount, if any, by which the carrying amount of the intangible assets exceeds its fair value. Based on the annual impairment tests as of December 31, 2007, an impairment of $9,592,229 was recognized. Fair values were established using the expected present value of estimated future cash flows.

ACCRUED PENSION LIABILITY

Noble Metal Processing-Midwest, Inc., which was acquired and merged in 2001, maintained a defined benefit pension plan. The costs of the plan are accrued based on amounts using actuarial methods in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). Benefits under the plan were frozen as of March 31, 1998.

SET ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note B:	Summary of Significant Accounting Policies (Continued)

INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements. These derivative instruments were not designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, but the intent of these instruments is to economically hedge interest rate exposures associated with long-term debt.

REVENUE RECOGNITION

The Company recognizes revenue when legal title transfers to the customer, generally upon shipment of finished products to the customer.

MAJOR CUSTOMERS

For the years ended December 31, 2007 and 2006, the Company had one customer which accounted for 77.2% and 72.3% of net sales, respectively, of which $1,534,089 and $5,883,239 were included in accounts receivable as of December 31, 2007 and 2006, respectively.

INCOME TAXES

Deferred income taxes are recognized for temporary differences between transactions recognized for financial reporting purposes and income tax reporting purposes. The temporary differences result principally from the depreciation, different methods of accounting for inventories, and the tax effect of net operating losses.

USE OF ESTIMATES

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

STATEMENTS OF CASH FLOWS

Cash payments for the years ended December 31, 2007 and 2006, included interest payments of approximately $1,813,000 and $4,374,000, respectively.

RECLASSIFICATION

Reclassifications have been made to certain 2006 balances to conform to the 2007 presentation.

Note C:	Cash

The Company maintains its cash in bank deposit accounts and financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The bank accounts, at times, exceeded federally insured limits. The Company has not experienced any losses on such accounts.

SET ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note D:	Inventories

Inventories consist of the following at December 31:

	2007	2006
Raw materials	$12,385,490	$8,310,538
Work in process	29,911	12,361
Finished goods	7,247,248	5,205,805
Inventory reserve	(549,298)	(29,508)

Inventories	$19,113,351	$13,499,196

Note E:	Notes Payable and Long-term Debt

On August 1, 2003, the Company entered into a credit agreement (the “Agreement”). The Agreement provides for $24,000,000 in revolving credit facilities, a $10,850,000 term note (“Term Note A”), a $7,400,000 term note (“Term Note B”), and a $7,150,000 term note (“Term Note C”). The Agreement requires the Company to meet certain financial and non-financial covenants. In addition, the Agreement is supported by a $1,000,000 guarantee from Noble International, Ltd. This guarantee will reduce to $500,000 at March 31, 2008 and will completely expire June 30, 2008.

On April 17, 2007, the Company entered into an amendment to the Agreement which reduced the aggregate revolving credit commitment to $17,000,000 and granted the lender’s approval of the sale/leaseback transaction described in Note J.

On October 6, 2006, the Company entered into an additional amendment to the Agreement and consolidated Term Notes A, B & C into one term note described below as New Term Note A.

Notes payable consist of the following at December 31:

	2007	2006
$17,000,000 revolving credit notes bearing interest at rates ranging from 0.5% over the prime rate to 3% over the Eurocurrency rate (effective rate of 8.25% and 9.25% at December 31, 2007 and 2006, respectively), payable monthly at the applicable rate. Borrowings are limited based on a formula of qualified inventory and accounts receivable. The notes are collateralized by substantially all assets of the Company. Proceeds of $7,058,111 from the sale/leaseback transaction were applied to the revolving credit notes during 2007.	$12,996,871	$12,411,924

Long-term debt consist of the following at December 31:
New Term Note A bearing interest at 1.25% over the prime rate (effective rate of 8.5% and 9.5% at December 31, 2007 and 2006), collateralized by substantially all assets of the Company with fixed payments of principal of $173,633 plus interest payable monthly through January 2009. Proceeds of $5,877,183 from the sale/leaseback transaction were applied to this note during 2007.	$2,110,936	$10,071,715
Non-interest bearing note payable to Sumitomo Corporation of America as part of the debt conversion to equity agreement and subsequent buyout of Sumitomo’s equity interest, payable in annual principal installments of $666,667 through 2009.	1,333,333	2,000,000

Total	3,444,269	12,071,715
Less current portion	2,750,263	2,750,263

Total long-term debt	$694,006	$9,321,452

SET ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note E:	Notes Payable and Long-term Debt (Continued)

Future maturities of long-term debt as of December 31, 2007 are as follows:

Year Ending December 31

2008	$2,750,263
2009	694,006

$3,444,269

Note F:	Recapitalization

RECAPITALIZATION

In October 2006, Sumitomo Corporation and Sumitomo Corporation of America (collectively “Sumitomo”) entered into an agreement with the Company to settle the $39.4 million owed to Sumitomo by the Company as of October 6, 2006. Sumitomo agreed to contribute to capital $31.4 million, receive a cash payment from the Company of $6.0 million, financed by the term debt with the Company’s primary lender, and receive a non-interest bearing note receivable from the Company for the remaining $2.0 million. The terms of the note require the Company to pay Sumitomo three equal annual installments of $0.67 million payable September 30, 2007, 2008, and 2009 (see Note E).

In separate agreements, the Company’s majority shareholder, Sid E. Taylor purchased all of Sumitomo’s 864.7 shares of the Company’s common stock. Additionally, Noble International, Ltd. (“Noble”) purchased all of Sumitomo’s 13,600 shares of the Company’s preferred stock and the Company’s Articles of Incorporation were amended to adjust the liquidation value of the preferred stock shares to $471.70 per share (or $10.0 million in aggregate).

Note G:	Interest Rate Swaps

The Company has entered into two interest rate swap agreements whereby the Company is to pay a fixed rate of 5.58% and 5.91%, respectively, and receive a floating rate equal to the prime rate. The counterparty to these agreements is the Company’s primary lender. At December 31, 2007 and 2006, the notional amounts were $986,684 and $3,758,360, respectively, and the carrying amount and fair value was $4,346 and $58,822, respectively.

Note H:	Related-Party Transactions

The account balances with related parties at December 31, 2007 and 2006, are summarized as follows:

	2007	2006
Accounts Receivable:
Noble International, Ltd. (“Noble”)	$823,583		$445,707

Note Receivable—Majority Stockholder	$174,295	$

Accounts Payable:
Noble	$548,286		$253,765

SET ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note H:	Related-Party Transactions (Continued)

The transaction amounts with related parties in 2007 and 2006, are summarized as follows:

	2007		2006
Net Sales—Noble		$5,654,229	$5,396,193

Purchases—Sumitomo Corporation of America (SCOA)	$		$11,122,545

Service Fees:
SCOA	$		$482,510
Noble		1,371,078	359,750

Total		$1,371,078	$842,260

Interest Expense—SCOA	$		$1,435,402

SERVICES AGREEMENT

Under the service agreement with Noble, the Company is required to pay a service fee of $614,000 per year, for certain sales and marketing, operational, financial, and administrative services and $240,000 per year for information technology services. In addition, the service agreement requires the Company to pay a contingent service fee based upon pre-tax profits over a certain threshold.

See Note I for lease transactions with related parties.

Note I:	Leases

CAPITAL LEASE

In May 2002, the Company entered into a sale/leaseback transaction with Noble whereby, the Company sold $2,000,000 of equipment to Noble and simultaneously leased the equipment back under a capital lease. No gain or loss was recognized in connection with the transaction. In March 2005, the Company made a lump-sum payment of $1,433,333 to repurchase all of the leased assets.

OPERATING LEASES

The Company has entered into a sub-lease agreement with Noble for manufacturing facilities, which requires monthly payments of $0.47 per square foot through May 31, 2017. The Company has also entered into an equipment lease with Noble requiring monthly payments of $43,833 through October 1, 2011.

The Company recorded $1,140,003 and $1,142,191 in rent expense under related party leases during 2007 and 2006, respectively.

The Company relocated the Warren office during 2007 at the request of Noble; thereby releasing the Company from that office lease. The Company entered into an office lease for the Warren office in May, 2007. The lease requires monthly payments of $6,453 with 3% scheduled increases every twelve months through June, 2012. A liability has been recorded to account for the scheduled increases in accordance with FASB Technical Bulletin No. 85-3 Accounting for Operating Leases with Scheduled Rent Increases.

See Note J for details of the third party sale/leaseback transaction executed during 2007.

The Company has also entered into various operating lease agreements with third parties. The Company recorded $2,737,619 and $1,130,477 in rent expense under operating leases with third parties during 2007 and 2006, respectively.

SET ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note I:	Leases (Continued)

A schedule of future minimum lease payments required under operating leases, including under the sale/leaseback transaction, as of December 31, 2007, is as follows:

Year Ending December 31

	Noble	Third Parties
2008	$1,131,960	$2,732,871
2009	1,131,960	2,722,214
2010	1,131,960	2,596,920
2011	1,071,960	2,545,398
2012	771,960	1,559,112
Thereafter	3,409,490	16,033,195

	$8,649,290	$28,189,710

Note J:	Sale-leaseback Transaction

In April 2007, the Company entered into a sale-leaseback agreement under which buildings and land owned by the Company were sold to a third party for $13,300,000 in proceeds and subsequently leased back to the Company pursuant to a 15 year operating lease. The base rent for the first year is $1,320,000, plus applicable property taxes, with annual scheduled increases of approximately 3 percent. A liability has been recorded to account for the scheduled increases in accordance with FASB Technical Bulletin No. 85-3 Accounting for Operating Leases with Scheduled Rent Increases. This liability was a non-cash increase to long-term debt.

The future minimum lease payments required under the lease are presented in Note I.

Note K:	Contingencies

CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position.

Note L:	Income Taxes

The income tax benefit, when compared to loss before income taxes results in an effective rate, which differs from the federal statutory tax rate of 35% due primarily to state income taxes, the valuation allowance, and miscellaneous book-to-tax income differences.

SET ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note L:	Income Taxes (Continued)

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial statement and income tax purposes. Temporary differences and net operating loss carryforwards, which give rise to the net deferred tax position, as of December 31, 2007 and 2006, are as follows:

	2007		2006
Deferred Tax Assets:
Inventory reserve		$86,272		$11,628
Allowance for doubtful accounts		129,178		31,168
Contribution carryforwards		41,465		37,457
Other		20,910		14,280
Net operating loss carryforward		7,090,346		7,924,611

		7,368,171		8,019,144
Less valuation allowance on deferred tax assets		(4,964,624)		(4,321,246)

Total deferred tax assets		2,403,547		3,697,898
Deferred Tax Liabilities:
Property, plant, and equipment		(2,403,547)		(3,697,898)

Net deferred tax liability	$		$

The Company has approximately $18.5 million in federal loss carryforwards, as of December 31, 2007, which expire between 2021 and 2027. The Company also has various state tax loss carryforwards, which are reflected in the net operating loss carryforward amount included in the table above.

The state of Michigan audited the Company during 2007. The audit covered various items from 2003 through 2007. The Company currently has an informal hearing scheduled with the state for June, 2008 to appeal the findings. The total liability for the preliminary ruling is currently reflected in accrued expenses.

Note M:	Employee Benefit Plans

DEFINED BENEFIT PENSION PLAN

Noble Metal Processing—Midwest, Inc., which was acquired and merged in 2001, maintained a defined benefit pension plan (the “Plan”) which benefits were frozen effective March 31, 1998. The measurement date for the Plan is December 31.

The funded status of ($60,845) at December 31, 2007, consists of accumulated benefit obligation of ($485,016) and fair value of Plan assets of $424,171. The net amount recognized in the balance sheet at December 31, 2007, was $60,845. Net periodic benefit cost was $26,353 for the year ended December 31, 2007.

The funded status of ($169,211) at December 31, 2006, consists of accumulated benefit obligation of ($474,710) and fair value of Plan assets of $305,499. The net amount recognized in the balance sheet at December 31, 2006, was $96,199. Net periodic benefit cost was $26,353 for the year ended December 31, 2006.

The Company made contributions of $53,540 and $57,299 during the year ended December 31, 2007 and 2006 respectively.

SET ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note M:	Employee Benefit Plans (Continued)

The assumption used to determine benefit obligations at December 31, 2007 and 2006, was as follows:

	2007	2006
Discount rate	5.75%	5.50%

The assumptions used to determine net periodic pension cost for 2007 and 2006, were as follows:

	2007	2006
Discount rate	5.50%	5.25%
Expected long-term return on Plan assets	6.50%	6.75%

The expected long-term return on Plan assets is based on the historical returns of multiple asset classes. The overall rate for each asset class was developed by combining a long-term inflation component, the risk free real rate of return, and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the Plan.

The Plan’s weighted-average asset allocations at December 31, 2007 and 2006, by asset category were as follows:

	2007		2006
	Amount	Percent	Amount	Percent
Unallocated contributions		$0%		$0%
Equity securities	57,979	14	49,509	16
Debt securities	366,192	86	255,990	84

Total	$424,171	100%	$305,499	100%

The Plan’s investment strategy is to maintain the Plan assets in an annuity investment vehicle with Principal Financial Group. The Company expects to make the required minimum contribution to the Plan in 2008. No plan assets are expected to be returned to the Company during 2008.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2009	$7,200
2012 – 2017	630,000

$637,200

On September 29, 2006 the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R), requires disclosure of the incremental effect on individual line items due to application of the statement. The incremental effect of applying FASB Statement No. 158 on individual line items in the Balance Sheet is as follows:

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Intangible assets	$105,266	$(105,266)	$
Liabilities for pension benefits	(60,845)			(60,845)
Accumulated Other Comprehensive Income	82,324	105,266		187,590

SET ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note M:	Employee Benefit Plans (Continued)

401(k) PLAN

The Company has established a defined contribution 401(k) plan (the “401(k) Plan”) for all eligible employees. Company contributions are discretionary. The Company contributed approximately $289,000 and $47,000 to the 401(k) Plan for the years ended December 31, 2007 and 2006, respectively.

Note N:	Preferred Stock

The rights associated with the Series A and Series B preferred stock are summarized below.

DIVIDENDS

The holders of the Series A and Series B preferred stock are entitled to receive cumulative cash dividends at an annual rate of $80 per share. Dividends are payable quarterly, commencing on October 1, 2003 and July 1, 2004, for Series A and Series B preferred stock, respectively. Unpaid dividends of $848,000 and $728,000 are included in accrued expenses and other at December 31, 2007 and 2006, respectively. The Company has undeclared dividends-in-arrears of $0 and $424,000 as of December 31, 2007 and 2006, respectively.

REDEMPTION

At any time following the fourth anniversary of the date of the Second Amended and Restated Shareholder Agreement, the Company may, at its option, redeem all (but not less than all) of the preferred stock by paying cash equal to the stated value, $471.70 per share, of the preferred stock plus all declared or accumulated but unpaid dividends.

LIQUIDATION

In the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, the holder of each share of preferred stock is entitled to receive, prior to and in preference to any distributions to the holders of common stock, an amount equal to the stated value, plus unpaid, accrued, and accumulated dividends.

VOTING RIGHTS

The preferred stock has no voting rights.

SET Enterprises, Inc.

(A Michigan Corporation)

Financial Statements as of and for the

Year Ended December 31, 2005, and

Independent Auditors’ Report

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of

SET Enterprises, Inc.:

We have audited the accompanying balance sheet of SET Enterprises, Inc. (a Michigan corporation) (the “Company”) as of December 31, 2005, and the related statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations, negative working capital, and stockholders’ deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    DELOITTE & TOUCHE LLP

Detroit, Michigan

October 6, 2006

SET ENTERPRISES, INC.

(A Michigan Corporation)

BALANCE SHEET

AS OF DECEMBER 31, 2005

2005
ASSETS
CURRENT ASSETS:
Cash	$102,241
Accounts receivable—net:
Trade	10,481,350
Related parties	1,697,428
Inventories—net	16,695,849
Prepaid expenses and other	1,278,123
Assets of discontinued operations	250,000

Total current assets	30,504,991

PROPERTY, PLANT, AND EQUIPMENT:
Land	321,133
Buildings and leasehold improvements	15,258,267
Machinery and equipment	17,350,060
Furniture and fixtures	194,908
Construction in progress	956,750

Total property, plant, and equipment	34,081,118
Less accumulated depreciation	(6,761,730)

Property, plant, and equipment—net	27,319,388

OTHER ASSETS:
Goodwill	9,592,228
Note receivable—stockholder	80,250
Other	295,702

Total other assets	9,968,180

TOTAL	$67,792,559

SET ENTERPRISES, INC.

(A Michigan Corporation)

BALANCE SHEET

AS OF DECEMBER 31, 2005

2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,862,337
Accounts payable:
Trade	20,474,884
Related parties	21,023,320
Accrued expenses and other	3,278,144

Total current liabilities	48,638,685

NOTES PAYABLE	13,370,220

ACCRUED PENSION LIABILITY	219,383

LONG-TERM DEBT—Less current portion	11,780,105

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $1,000 stated value—authorized, 150,000 shares; issued and outstanding, 21,200 shares	21,200,000
Common stock, $0.10 par value—authorized, 50,000 shares; issued and outstanding, 1,922 shares	192
Additional paid-in capital	771,034
Accumulated deficit	(28,028,172)
Accumulated other comprehensive loss—
Minimum pension liability adjustments	(158,888)

Total stockholders’ deficiency	(6,215,834)

TOTAL	$67,792,559

See notes to financial statements.

SET ENTERPRISES, INC.

(A Michigan Corporation)

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEAR ENDED DECEMBER 31, 2005

2005
NET SALES	$170,557,166

COSTS AND EXPENSES:
Cost of goods sold	162,098,513
Selling, general, and administrative expenses	8,137,798
Loss on impairment of property, plant, and equipment	1,865,498
Interest expense	4,261,239
Other income—net	(33,586)

Total costs and expenses	176,329,462

LOSS FROM CONTINUING OPERATIONS
BEFORE TAXES	(5,772,296)
INCOME TAXES

LOSS FROM CONTINUING OPERATIONS	(5,772,296)
LOSS ON DISCONTINUED OPERATIONS	(888,877)

NET LOSS	(6,661,173)

OTHER COMPREHENSIVE LOSS:
Minimum pension liability adjustments—net	(41,909)

Total other comprehensive loss	(41,909)

COMPREHENSIVE LOSS	$(6,703,082)

See notes to financial statements.

SET ENTERPRISES, INC.

(A Michigan Corporation)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEAR ENDED DECEMBER 31, 2005

	Common Stock	Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
		Series A	Series B
BALANCE—January 1, 2005	192	15,200,000	6,000,000	771,034	(20,094,999)	(116,979)	1,759,248
Other comprehensive loss						(41,909)	(41,909)
Dividends declared—return of stockholders’ capital					(1,272,000)		(1,272,000)
Net loss					(6,661,173)		(6,661,173)

BALANCE—December 31, 2005	$192	$15,200,000	$6,000,000	$771,034	$(28,028,172)	$(158,888)	$(6,215,834)

See notes to financial statements.

SET ENTERPRISES, INC.

(A Michigan Corporation)

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,661,173)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,482,226
Loss on disposal of property, plant, and equipment	65,523
Loss on impairment of property, plant, and equipment	1,865,498
Gain on interest rate swaps	(80,046)
Changes in assets and liabilities:
Accounts receivable	18,714,895
Inventory	6,432,401
Prepaid expenses and other	641,251
Accounts payable	(9,328,599)
Accrued expenses and other	(1,524,556)
Accrued pension liability	(59,691)
Other assets	3,806

Net cash provided by operating activities	12,551,535

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(2,382,339)
Proceeds from sale of property, plant, and equipment	1,028,000

Net cash used in investing activities	(1,354,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	62,262,589
Repayments on notes payable	(67,273,228)
Repayments on long-term debt	(3,920,038)
Repayments on capital lease obligation	(1,379,688)
Dividends paid	(1,032,000)

Net cash used in financing activities	(11,342,365)

NET DECREASE IN CASH	(145,169)
CASH—Beginning of year	247,410

CASH—End of year	$102,241

SUPPLEMENTAL CASH FLOW INFORMATION—
Cash paid during the year for interest	$4,106,434

See notes to financial statements.

SET ENTERPRISES, INC.

(A Michigan Corporation)

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2005

1. NATURE OF OPERATIONS

SET Enterprises, Inc. (a Michigan corporation) (the “Company”) is engaged in stamping, steel servicing, brokerage, and processing activities for automotive customers primarily located in the Midwestern United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

Accounts Receivable—Trade accounts receivable are presented net of allowances for doubtful accounts of $83,500 at December 31, 2005 which was provided based on a review of the current status of existing receivables, historical collection experience, and management’s evaluation of the effect of existing economic conditions.

Inventories—Inventories are stated at the lower of cost (first-in first-out and specific identification basis) or market.

Property, Plant, and Equipment—Property, plant, and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets. As a result of exit activities at its Detroit facility the Company recorded an impairment charge to certain plant and equipment in the amount of $578,035 to reflect its estimated fair value as of December 31, 2005. Assets held for sale in the amount of $700,000 are reflected in prepaid expenses and others as of December 31, 2005. As a result of management’s determination that it is more likely than not that certain plant and equipment at one of its facilities may be permanently idled or abandoned in the near term, the Company recorded a impairment reserve to reflect the estimated fair value of the aforementioned plant and equipment in the amount of $1,287,463 as of December 31, 2005.

Estimated useful lives are as follows:

Buildings and leasehold improvements	10–40 years
Machinery and equipment	5–10 years
Furniture and fixtures	10 years

Goodwill—Goodwill represents the excess purchase price over the fair value of assets acquired. A fair value approach is used to test for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. An impairment charge is recognized for the amount, if any, by which the carrying amount of the intangible assets exceeds its fair value. Based on the annual impairment tests as of December 31, 2005, no impairment was indicated. Fair values were established using the expected present value of estimated future cash flows.

Accrued Pension Liability—Noble Metal Processing–Midwest, Inc., which was acquired and merged in 2001, maintained a defined benefit pension plan. The costs of the plan are accrued based on amounts using actuarial methods in accordance with SFAS No. 87, Employers’ Accounting for Pensions. Benefits under the plan were frozen as of March 31, 1998.

Interest Rate Swaps—The Company has entered into interest rate swap agreements. These derivative instruments were not designated as hedging instruments under SFAS No. 133, Accounting for Derivative

SET ENTERPRISES, INC.

(A Michigan Corporation)

NOTES TO FINANCIAL STATEMENTS—(Continued)

AS FOR AND FOR THE YEAR ENDED DECEMBER 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Instruments and Hedging Activities, but the intent of these instruments is to economically hedge interest rate exposures associated with long-term debt.

Revenue Recognition—The Company recognizes revenue when legal title transfers to the customer, generally upon shipment of finished products to the customer.

Major Customers—For the year ended December 31, 2005, the Company had one customer which accounted for 70.6% of net sales, of which $5,945,133 were included in accounts receivable as of December 31, 2005.

Income Taxes—Income taxes are accounted for under the asset-and-liability method. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates.

Use of Estimates—In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern—The Company operates under the assumption that it is a going concern for at least one year from the balance sheet date. Management of the Company believes that this is accurate based on the following considerations: the Company has initiated an aggressive cost cutting strategy to reverse its continuing operating losses to operating income before taxes; the Company has positive cash flows from operations, available credit with maturity dates greater than one year from the balance sheet date, and projections for continuing positive cash flows from operations.

3. INVENTORIES

Inventories at December 31, 2005 consist of the following:

2005
Raw materials	$12,543,935
Work in process	286,513
Finished goods	4,721,071
Lower-of-cost or market reserve	(855,670)

Inventories—net	$16,695,849

4. NOTES PAYABLE AND LONG-TERM DEBT

On August 1, 2003, the Company entered into a credit agreement (the “Agreement”). The Agreement provides for $24,000,000 in revolving credit facilities, a $10,850,000 term note (“Term Note A”), a $7,400,000 term note (“Term Note B”), and a $7,150,000 term note (“Term Note C”). The Agreement requires the Company

SET ENTERPRISES, INC.

(A Michigan Corporation)

NOTES TO FINANCIAL STATEMENTS—(Continued)

AS FOR AND FOR THE YEAR ENDED DECEMBER 31, 2005

4. NOTES PAYABLE AND LONG-TERM DEBT (Continued)

to meet certain financial and nonfinancial covenants, including but not limited to, limitations on the payments of dividends, capital expenditures, acquisition of businesses, and sales of assets. The Company was not in compliance with certain of these covenants at December 31, 2005.

On June 29, 2006, the Company entered into an amendment to its credit agreement (see Note 12) with its primary lender which reduced the aggregate revolving credit commitment to $19,000,000, extended the maturity date of the revolving credit facility to July 1, 2007, waived prior defaults under the agreement and amended the loan covenants underlying the credit and term loan agreement so that the Company is in compliance. Accordingly, notes payable of $13,370,220 at December 31, 2005 under the credit agreement have been classified as long-term debt in the accompanying balance sheet.

Notes payable at December 31, 2005 consist of the following:

2005
$24,000,000 revolving credit notes bearing interest at rates ranging from 0.5% over the prime rate to 3% over the Eurocurrency rate (effective rate of 8.25% at December 31, 2005), payable monthly at the applicable rate. Borrowings are limited based on a formula of qualified inventory and accounts receivable. The notes are collateralized by substantially all assets of the Company and expire on July 1, 2007	$13,370,220

Long-term debt at December 31, 2005 consists of the following:

Term Note A bearing interest at rates ranging from 1.25% over the prime rate to 3.75% over the Eurocurrency rate (effective rate of 8.5% at December 31, 2005) collateralized by substantially all assets of the Company with fixed payments of principal and interest of $94,150 payable monthly through August 1, 2008	$8,318,502
Term Note B bearing interest at rates ranging from 1.25% over the prime rate to 3.75% over the Eurocurrency rate (effective rate of 8.5% at December 31, 2005) collateralized by substantially all assets of the Company with fixed payments of principal and payable monthly through August 1, 2008	4,007,747
Term Note C bearing interest at 3.25% over the prime rate (effective rate of 10.5% at December 31, 2005) collateralized by substantially all assets of the Company with fixed payments of principal and payable monthly through August 1, 2007	3,316,193

Total	15,642,442
Less current portion	3,862,337

Total long-term debt	$11,780,105

SET ENTERPRISES, INC.

(A Michigan Corporation)

NOTES TO FINANCIAL STATEMENTS—(Continued)

AS FOR AND FOR THE YEAR ENDED DECEMBER 31, 2005

4. NOTES PAYABLE AND LONG-TERM DEBT (Continued)

Future maturities of long-term debt as of December 31, 2005 are as follows:

Year Ending December 31
2006	$3,862,337
2007	3,303,538
2008	8,476,567

$15,642,442

5. INTEREST RATE SWAPS

The Company has entered into two interest rate swap agreements whereby the Company is to pay a fixed rate of 5.58% and 5.91%, respectively, and receive a floating rate equal to the prime rate. The counterparty to these agreements is the Company’s primary lender. At December 31, 2005 the notional amount was $7,175,852, and the carrying amount and fair value was $140,533.

6. RELATED-PARTY TRANSACTIONS AND COMMITMENTS AND CONTINGENCIES

The account balances with related parties at December 31, 2005 are summarized as follows:

2005
Accounts receivable:
Noble International, Ltd. (“Noble”)	$1,174,841
Sumitomo Corporation of America (“SCOA”)	494,244
Other	28,343

Total	$1,697,428

Note receivable—Stockholder	$80,250

Accounts payable:
SCOA	$20,147,726
Noble	875,594
Other

Total	$21,023,320

Accrued expenses:
SCOA	$879,930
Noble	304,000

Total	$1,183,930

SET ENTERPRISES, INC.

(A Michigan Corporation)

NOTES TO FINANCIAL STATEMENTS—(Continued)

AS FOR AND FOR THE YEAR ENDED DECEMBER 31, 2005

6. RELATED-PARTY TRANSACTIONS AND COMMITMENTS AND CONTINGENCIES (Continued)

The transaction amounts with related parties in 2005 are summarized as follows.

2005
Net sales—Noble	$6,154,459

Purchases—SCOA	$15,630,619

Service fees:
SCOA	$1,300,000
Noble	240,000

Total	$1,540,000

Interest expense—SCOA	$1,736,237

Processing Agreement—On July 31, 2003, the Company entered into a long-term processing arrangement with Noble. Under the terms of the processing arrangement, the Company has the right of first refusal on all blanking purchase orders issued by Noble. During 2005, sales under this agreement of $6,029,555 were included in net sales to Noble.

Supply Agreement—On August 1, 2003, the Company entered into a long-term supply arrangement with SCOA. Under the terms of the supply arrangement, the Company is required to buy certain steel products from SCOA at a fixed cost, subject to adjustment depending on market conditions. There are no minimum purchases required under the supply agreement except that the Company must buy all quarterly forecasted requirements of certain products from SCOA. Payments are net 30 from date of delivery. During 2005, the Company purchased $13,347,230 in inventory from SCOA under this agreement. The supply agreement was terminated in October 2006. The Company entered into a similar supply agreement with Noble.

Services Agreements—Under the service agreement with SCOA, the Company is required to make payments of 0.75% of total revenue, not exceeding $1,300,000 per year, for certain sales and marketing, operational, financial, and administrative services. Under the service agreement with Noble, the Company is required to make monthly payments of $20,000 in exchange for information technology services.

Capital Lease—In May 2002, the Company entered into a sale/leaseback transaction with Noble whereby, the Company sold $2,000,000 of equipment to Noble and simultaneously leased the equipment back under a capital lease. No gain or loss was recognized in connection with the transaction. In March 2005, the Company made a lump-sum payment of $1,433,333 to repurchase all of the leased assets.

Operating Leases—The Company has entered into a sub-lease agreement with Noble for manufacturing facilities, which requires monthly payments of $0.47 per square foot through May 31, 2017. The Company has also entered into an equipment lease with Noble requiring monthly payments of $53,833 through August 1, 2006.

The Company recorded $1,379,274 in rent expense under these leases during 2005.

The Company has also entered into various operating lease agreements with third parties. The Company recorded $659,203 in rent expense under operating leases with third parties during 2005.

SET ENTERPRISES, INC.

(A Michigan Corporation)

NOTES TO FINANCIAL STATEMENTS—(Continued)

AS FOR AND FOR THE YEAR ENDED DECEMBER 31, 2005

6. RELATED-PARTY TRANSACTIONS AND COMMITMENTS AND CONTINGENCIES (Continued)

A schedule of future minimum lease payments required under operating leases as of December 31, 2005, is as follows:

Year Ending December 31	Noble	Third Parties
2006	$1,043,294	$1,159,324
2007	666,113	1,102,774
2008	666,113	911,877
2009	666,113	837,750
2010	666,113	565,500
Thereafter	4,274,227	565,500

	$7,981,973	$5,142,725

Contingencies—The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position.

7. INCOME TAXES

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial statement and income tax purposes. Temporary differences and net operating loss carryforwards, which give rise to the net deferred tax position, as of December 31, 2005 are as follows:

	2005	2004
Deferred tax assets:
Inventory reserve	$136,445	$908,396
Allowance for doubtful accounts	30,146	42,144
Contribution carryforwards	37,422	36,237
Other	(2,459)	23,567
Net operating loss carryforward	7,590,524	5,163,935

	7,792,078	6,174,279
Less valuation allowance on deferred tax assets	(4,071,860)	(1,572,948)

Total deferred tax assets	3,720,218	4,601,331
Deferred tax liabilities—
Property, plant, and equipment	(3,720,218)	(4,601,331)

Net	$—	$—

The Company has approximately $20 million in federal loss carryforwards as of December 31, 2005, which expire between 2021 and 2025.

SET ENTERPRISES, INC.

(A Michigan Corporation)

NOTES TO FINANCIAL STATEMENTS—(Continued)

AS FOR AND FOR THE YEAR ENDED DECEMBER 31, 2005

8. EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan—Noble Metal Processing-Midwest, Inc., which was acquired and merged in 2001, maintained a defined benefit pension plan (the “Plan”) which benefits were frozen effective March 31, 1998. The measurement date for the Plan is December 31.

The funded status of $(219,383) at December 31, 2005, consists of accumulated benefit obligation of $(467,220) and fair value of Plan assets of $247,837. The net amount recognized in the balance sheet at December 31, 2005, was $65,253. Net periodic benefit cost was $27,058 for the year ended December 31, 2005.

No contributions were made to the Plan during the year ended December 31, 2005.

The assumption used to determine benefit obligations at December 31, 2005 was as follows:

2005
Discount rate	5.25%

The assumptions used to determine net periodic pension cost for 2005 were as follows:

2005
Discount rate	5.50%
Expected long-term return on Plan assets	6.75

The expected long-term return on Plan assets is based on the historical returns of multiple asset classes. The overall rate for each asset class was developed by combining a long-term inflation component, the risk free real rate of return, and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the Plan.

The Plan’s weighted-average asset allocations at December 31, 2005 by asset category were as follows:

	2005
Unallocated contributions	$86,749	35%
Equity securities	42,894	17
Debt securities	118,194	48

Total	$247,837	100%

The Plan’s investment strategy is to maintain the Plan assets in an annuity investment vehicle with Principal Financial Group. The Company expects to make no contributions to the Plan in 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2009	$7,500
2011–2015	660,000

SET ENTERPRISES, INC.

(A Michigan Corporation)

NOTES TO FINANCIAL STATEMENTS—(Continued)

AS FOR AND FOR THE YEAR ENDED DECEMBER 31, 2005

8. EMPLOYEE BENEFIT PLANS (Continued)

401(k) Plan—The Company has established a defined contribution 401(k) plan (the “401(k) Plan”) for all eligible employees. Company contributions are discretionary. The Company contributed approximately $233,000 to the 401(k) Plan for the year ended December 31, 2005.

Union Employees Internal Retirement Account—Under the terms of a union contract at the Company’s Detroit facility, the Company makes Individual Retirement Account contributions on behalf of each union employee that has completed 60 days of service and is less than 70 years of age. Contributions by the Company were $1.00 for each eligible hour worked, or approximately $26,000 for the year ended December 31, 2005.

9. PREFERRED STOCK

The rights associated with the Series A and Series B preferred stock are summarized below.

Dividends—The holders of the Series A and Series B preferred stock are entitled to receive cumulative cash dividends at an annual rate of $80 per share. Dividends are payable quarterly, commencing on October 1, 2003 and July 1, 2004, for Series A and Series B preferred stock, respectively. Unpaid dividends of $968,000 are included in accrued expenses and other at December 31, 2005. The Company has undeclared dividends-in-arrears of $848,000 as of December 31, 2005.

Redemption—At any time, the Company may, at its option, redeem all or any part of the preferred stock by paying cash equal to the stated value, $1,000 per share, of the preferred stock plus all declared or accumulated but unpaid dividends.

Liquidation—In the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, the holder of each share of preferred stock is entitled to receive, prior to and in preference to any distributions to the holders of common stock, an amount equal to the stated value, plus unpaid, accrued, and accumulated dividends.

Voting Rights—The preferred stock has no voting rights.

SET ENTERPRISES, INC.

(A Michigan Corporation)

NOTES TO FINANCIAL STATEMENTS—(Continued)

AS FOR AND FOR THE YEAR ENDED DECEMBER 31, 2005

10. DISCONTINUED OPERATIONS

In October and November 2004, the Company entered into agreements to sell substantially all of the fixed assets of its metal forming operation. Discontinued operations in the accompanying statements of operations and comprehensive loss reflect the results of the metal forming operation. Loss on discontinued operations as of December 31, 2005 is presented in the following table:

2005
NET SALES	$7,306,166

COSTS AND EXPENSES:
Cost of goods sold	7,754,600
Reserve for inventory
Selling, general, and administrative expenses	153,178
Loss on disposal of property, plant, and equipment
Loss on write-down of property, plant, and equipment
Interest expense	287,265

Total costs and expenses	8,195,043

LOSS BEFORE TAXES	(888,877)
INCOME TAXES

LOSS ON DISCONTINUED OPERATIONS	$(888,877)

The major assets and liabilities of the discontinued operations as of December 31, 2005 are summarized as follows:

2005
ASSETS:
Accounts receivable	$—
Inventories
Prepaid expenses and other	250,000
Assets held for sale

Total	$250,000

11. NEW OPERATIONS

The Company started operations at a leased facility in Cleveland, Ohio during the year ended December 31, 2005. The aforementioned facility increased the loss from continuing operations before taxes by $252,839 for the year ended December 31, 2005.

12. SUBSEQUENT EVENTS

In October 2006, Sumitomo Corporation and Sumitomo Corporation of America (collectively “Sumitomo”) agreed to contribute to capital $31.4 million, which represents all of Sumitomo’s rights and interest in certain receivables and other obligations due as of October 6, 2006 from the Company in excess of $8.0 million. Concurrent with this transaction, the Company entered into an Accounts Receivable Agreement to pay $2.0

SET ENTERPRISES, INC.

(A Michigan Corporation)

NOTES TO FINANCIAL STATEMENTS—(Continued)

AS FOR AND FOR THE YEAR ENDED DECEMBER 31, 2005

12. SUBSEQUENT EVENTS (Continued)

million of this $8.0 million remaining obligation to Sumitomo in three equal annual installments of $0.67 million payable September 30, 2007, 2008, and 2009.

In separate agreements, the Company’s majority shareholder, Sid E. Taylor purchased all of Sumitomo’s 864.7 shares of the Company’s common stock. Additionally, Noble International, Ltd. (“Noble”) purchased all of Sumitomo’s 13,600 shares of the Company’s preferred stock and the Company’s Articles of Incorporation were amended to adjust the liquidation value of the preferred stock shares to $471.70 per share (or $10.0 million in aggregate).

Also in October 2006, the Company amended their credit facility with Comerica Bank to waive any prior defaults, amend the loan covenants underlying the credit and term loan agreement so the Company is in compliance, and enter into a new Term Note obligation for $10,418,981, bearing interest at 1.25% over the prime rate, collateralized by substantially all assets of the Company with principal and interest payable monthly through October 1, 2011. The proceeds from this amended credit facility were used to pay off Term Note A, Term Note B and Term Note C (see Note 4).

******

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2008

NOBLE INTERNATIONAL, LTD.
By:	/s/ THOMAS L. SAELI	By:	/s/ DAVID J. FALLON
	Thomas L. Saeli		David J. Fallon
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas L. Saeli and Michael C. Azar, his attorneys-in-fact, each with the power of substitution and re-substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ ROBERT J. SKANDALARIS Robert J. Skandalaris, Director	April 14, 2008

/S/ JEAN-FRANCOIS CRANCEE Jean-Francois Crancee, Director	April 14, 2008

/S/ JEAN LUC MAURANGE Jean Luc Maurange, Director	April 14, 2008

/S/ PHILIPPE LANDRON Philippe Landron, Director	April 14, 2008

/S/ THOMAS L. SAELI Thomas L. Saeli, CEO and Director	April 14, 2008