Form 10-K/A
period 2007-05-31
NOBLE INTERNATIONAL, LTD.
filed 2008-04-29
CIK 1034258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

Commission file number 001-13581

Noble International, Ltd.

(Exact name of registrant as specified in its charter)

Delaware	38-3139487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

840 West Long Lake Road, Ste 601 Troy, Michigan	48098
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 519-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Names of each exchange on which registered
Common Stock, $.00067 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

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

The number of shares of the registrant’s Common Stock outstanding as of April 23, 2008 was 23,651,761.

Explanatory Statement:

This Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and originally filed on April 14, 2008 (“Original Annual Report”), for the purpose of adding information under Items 10, 11, 12, 13 and 14 of Part III previously incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A for our 2008 annual meeting of stockholders (the “Proxy Statement”). The Proxy Statement has not been filed as of the date of filing of this amended report on Form 10-K/A.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Set forth below are the name, age and position of each of our directors on April 28, 2008

Name	Age	Director Since	Positions Held
Jean-François Crancée	60	2007	director (vice chairman)
Jean-Luc Maurange	46	2007	director
Philippe Landron	59	2007	director
Thomas L. Saeli	51	2002	director, chief executive officer

Jean-François Crancée, age 60, has been vice president of ArcelorMittal S.A. (“ArcelorMittal”) in charge of Marketing, Partnership and Commercial Development in its Automotive Worldwide business unit since September 2007 and a member of the management committee of ArcelorMittal Europe R&D, Plates, Automotive and Global Customers since October 2006. From July 2005 to October 2006, Mr. Crancée served as deputy in the Flat Products Europe unit of Arcelor. From 2002 to July 2005, he was an executive vice president of Arcelor’s Automotive Worldwide unit in charge of the Commercial division. Mr. Crancée is a member of the board of directors of Gestamp Automoción, a Spanish automotive supplier and a competitor of Noble. He holds a degree in Business Administration and an M.B.A. degree.

Jean-Luc Maurange, age 46, is vice president of ArcelorMittal in charge of Automotive Europe and a member of the management committee of ArcelorMittal Flat Carbon Europe. From April 2005 to September 2006, Mr. Maurange served as Arcelor’s Senior vice president in charge of Automotive and a member of the management committee of Arcelor Flat Carbon Steel Commercial. From April 2002 to April 2005, Mr. Maurange was the managing director of both Arcelor FCS Commercial UK, Ltd. and Perry Willenhall Rowley Regis, as well as a non-executive director of Welbeck Steel Service Center and Laser Welded Blanks, Ltd., all in the United Kingdom. Mr. Maurange is a graduate of Bordeaux Business School and holds an M.B.A. from Sup de Co Paris. Mr. Maurange is a member of the board of directors of Gestamp Automoción.

Philippe Landron, age 59, is a senior banker and senior vice president in the Department of Multinational Corporates of Credit Industriel et Commercial, the fourth largest banking group in France, in charge of Steel, Electrical and Chemical Industries. From 1974 to 1999, Mr. Landron held various executive manager positions at Credit Industriel et Commercial. Mr. Landron holds Bachelor’s and Master’s degrees from Paris Dauphine University and a postgraduate degree in Economic Sciences from Paris Sorbonne University. He is also a graduate of the Institut d’Etudes Politiques de Paris.

Thomas L. Saeli, age 51, joined our board of directors in 2002. Mr. Saeli also serves as our chief executive officer, a position held since March 2006. Prior to becoming chief executive officer, Mr. Saeli was the vice president of corporate development for Lear Corporation from 1999 to 2006. Prior to joining Lear in 1998, Mr. Saeli was a vice president and partner at The Oxford Investment Group, Inc., a Michigan-based merchant banking firm, and from 1983 to 1988 served as division manager of financial controls for Pepsico, Inc. Mr. Saeli holds a B.A. from Hamilton College and an M.B.A. from the Columbia University Graduate School of Business.

Executive Officers

Our executive officers who are not also directors are as follows:

David Fallon, age 38, chief financial officer, joined us in 2002. Mr. Fallon has held various positions in the finance department of Noble Metal Processing, Inc. and most recently was vice president of finance. Prior to joining us, Mr. Fallon was the treasury manager at Textron Automotive. From 1997 to 2001, he served as a financial analyst at DaimlerChrysler. From 1991 to 1995, Mr. Fallon held the position of senior accountant at Deloitte & Touche. Mr. Fallon holds a bachelor of science in business administration from the University of Dayton, and an M.B.A. from The Wharton School of Business at University of Pennsylvania. Mr. Fallon is a certified public accountant and a CFA charter holder.

James Orchard, age 57, chief operating officer, joined us in November 2007. Mr. Orchard came to Noble from Faurecia North America where he served as president from 2005 to 2007. Before assuming the role of president of Faurecia North America, Mr. Orchard was president of North American & Asian Operations for Visteon Corporation. Prior to Visteon, Mr. Orchard held multiple executive positions at ZF Friedrichschafen AG, ultimately serving as the chief executive officer of the North and South American Operations. Mr. Orchard earned degrees in business administration and marketing from Indiana University. He is also Chairman of the Original Equipment Suppliers Association.

Dr. Dirk Vandenberghe, age 48, president—Europe and Asia, joined us in August 2007 upon consummation of the acquisition of the TBA business of ArcelorMittal S.A. Prior to joining Noble, Dr. Vandenberghe was general manager of Arcelor Tailored Blank. Dr. Vandenberghe holds a PhD in fluid mechanics and a degree in electro mechanical engineering from the University of Ghent.

Frank Sovis, age 46 president—North America, joined us in 2007. Mr. Sovis came to Noble from Lear Corporation where he served as president of the Interior Systems Division from June 2005 through March 2006. Mr. Sovis was responsible for the worldwide performance of Lear’s second largest division which generated $3.5 billion in sales to major OEM’s produced in 37 facilities. Prior to such role, Mr. Sovis was president of General Motors Division where he performed commercial and program management for all of Lear Corporation’s $6.5 billion business with General Motors. Mr. Sovis earned a B.B.A. and an M.B.A. from the University of Michigan.

Michael Azar, age 44, vice president—administration, secretary and general counsel, joined us in 1996. Mr. Azar served as a member of our board of directors from December 1996 until November 1997. Mr. Azar was formerly a principal and managing director of Quantum Value Partners, LP, a private equity fund. Mr. Azar is the vice president and secretary of Veri-Tek International, Corp., a publicly traded specialty machine tool builder, whose principal shareholder is Quantum Value Partners, LP. Prior to joining us, Mr. Azar was employed as general counsel to River Capital, Inc., an investment banking firm, from January through November 1996. Mr. Azar holds a B.A. from Kalamazoo College and a J.D. from the University of Detroit.

Andrew Tavi, age 35¸ vice president and general counsel, North America and assistant secretary, joined us in November 2005 as deputy general counsel and assistant secretary, was appointed our vice president and general counsel in May 2006 and assumed the position of vice president and general counsel, North America upon the upon consummation of the acquisition of the TBA business of ArcelorMittal in August 2007. Prior to joining us, Mr. Tavi was senior counsel at the law firm of Foley & Lardner LLP, specializing in mergers & acquisitions, securities law and real estate transactions. While at Foley, Mr. Tavi served as our outside legal counsel on numerous transactions and corporate matters. Mr. Tavi holds a B.A. from the University of Michigan and a J.D. from the University of Michigan Law School.

Suzanne Costantino, age 37, vice president—finance and corporate controller, joined us in 2007. Prior to joining us, Ms. Costantino was director of Corporate Accounting for Delphi Corporation from 2005 to 2007. Before becoming director of Corporate Accounting for Delphi Corporation, Ms. Costantino was director of Corporate Accounting for Collins & Aikman from 2003 to 2005. Ms. Costantino earned an M.B.A. from Wayne

State University and a B.B.A. from Western Michigan University. Ms. Costantino is a certified public accountant and a certified treasury professional.

Tad Machrowicz, age 44, vice president—research and development, joined us in October 2006 upon consummation of our acquisition of Pullman Industries, Inc. Prior to joining Pullman in 2000, Mr. Machrowicz was responsible for the development and production implementation of controlled suspension systems for Delphi. Mr. Machrowicz holds a bachelor of science in Aerospace Engineering from the University of Virginia and a Masters Degree in Engineering Management from the University of Dayton.

Scott Kehoe, age 34, treasurer, joined us in April 2007. Mr. Kehoe came to Noble after spending seven years at Plastech Engineered Products, Inc. in progressive finance roles, most recently the Executive Director of Finance. Prior to joining Plastech, he spent three years in the audit practice of PricewaterhouseCoopers LLP. Mr. Kehoe has a Bachelor of Business Administration from the University of Michigan.

Board of Directors Meetings and Committees

Our board of directors manages or directs the management of our business. During the fiscal year ended December 31, 2007, there were seven (7) meetings of the board of directors. All members attended at least 75% of the meetings of the directors and the committees on which they serve.

Our board has established four standing committees the principal functions of which are briefly described below. The charters of these committees are posted on our website, www.nobleintl.com, in the investor relations section and paper copies will be provide upon request to the office of the Secretary, Noble International, Ltd., 840 W. Long Lake Road, Suite 601, Troy, Michigan 48098.

Compensation Committee

Our compensation committee reviews and makes recommendations regarding the compensation of our executive officers and certain other management staff. In 2007, our compensation committee consisted of Larry R. Wendling, Ronald E. Harbour and Robert K. Burgess, each of whom was an independent director as defined by Rule 4200(1)(15) of the NASDAQ listing standards. Fred L. Hubacker also served on our compensation committee as an independent director until his resignation in August, 2007. The compensation committee met three (3) times during the year ended December 31, 2007.

Messrs. Wendling and Burgess resigned from the Compensation Committee in February, 2008, and Mr. Harbour resigned in April, 2008. We are currently in the process of identifying qualified replacements for Messrs. Wendling, Harbour and Burgess. In the interim, our entire board of directors is acting as our compensation committee.

Audit Committee

The audit committee assists the Board in monitoring (1) the integrity of our financial statements, (2) the independent auditor’s qualifications and independence, (3) the performance of our internal control function and independent auditors and (4) our compliance with legal and regulatory requirements. Van E. Conway, Philippe Landron, Larry R. Wendling and Fred L. Hubacker served on our audit committee in 2007, each of whom was an independent director as defined by Rule 4200(1)(15) of NASDAQ’ listing standards. The Board of Directors determined that Van E. Conway was an “audit committee financial expert,” as defined by Item 401(h) of Regulation S-K. Mr. Conway served as chairman of the audit committee in 2007. The audit committee met three (3) times during the year ended December 31, 2007.

Mr. Hubacker resigned from the audit committee in August, 2007, and Messrs. Conway and Wendling resigned in February, 2008. We are currently in the process of identifying qualified replacements for Messrs. Conway and Wendling. In the interim, our entire board of directors is acting as our audit committee.

Executive Committee

The executive committee serves as a liaison between us and our executive management, reviewing certain specified matters on behalf of the board of directors. Robert J. Skandalaris, Jean-François Crancée, Jean-Luc Maurange, Thomas L. Saeli, Larry R. Wendling and Van E. Conway served on our executive committee for the year ended December 31, 2007. The executive committee did not meet during the year ended December 31, 2007.

Messrs. Conway and Wendling resigned from the executive committee in August, 2007, and Mr. Skandalaris resigned in April, 2008. We are currently in the process of identifying qualified replacements for Messrs. Wendling, Conway and Skandalaris.

Committee on Directors and Board Governance

The committee on directors and board governance annually reviews the performance of our directors, makes recommendations for new directors and evaluates and makes recommendations regarding our governance practices. The committee on directors and board governance will consider nominees recommended by stockholders provided such recommendations are made in accordance with the procedures described elsewhere in this Form 10K/A under “The Committee on Directors and Board Governance.” Philippe Landron, Robert K. Burgess, Fred Hubacker, Larry R. Wendling and Joseph C. Day served on the committee on directors and board governance in 2007. The committee on directors and board governance did not meet during the year ended December 31, 2007.

Messrs. Hubacker and Day left the Company in August, 2007, and Messrs. Burgess and Wendling resigned in February, 2008. We are currently in the process of identifying qualified replacements for Messrs. Burgess and Wendling.

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

Based solely upon a review of the copies of Form 3, Form 4 and Form 5 filings furnished to us, or written representations that no Form 5 filings were required, we believe that during the period from January 1, 2007 through December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except the following initial statements of beneficial ownership of our common stock on Form 3 which were filed late: (1) a statement filed by Timothy Gargaro on October 4, 2007 which should have been filed by September 29, 2007; (2) a statement filed by Dirk Vandenberghe on October 3, 2007 which should have been filed by September 21, 2007; (3) a statement filed by George Ianev on October 4, 2007 which should have been filed by September 29, 2007; (4) a statement filed by Robert Burgess on October 11, 2007 which should have been filed by September 10, 2007; (5) a statement filed by Tad Machrowicz filed on March 13, 2008 which should have been filed by September 29, 2007 and (6) a statement filed by Scott Kehoe filed on March 13, 2008 which should have been filed by September 29, 2007.

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

It is the goal of our compensation committee to establish compensation for our executive officers based on our company’s operating performance relative to comparable companies in related businesses. Compensation for executives is based primarily on the responsibilities of the position and experience of the individual, with reference to the competitive marketplace for management talent, measured in terms of executive compensation offered by comparable companies. In structuring and setting compensation for fiscal 2007, we performed an independent analysis of comparable companies, with particular focus on certain of our competitors. In so doing, we reviewed annual reports, proxy statement information or other publicly available data from the following companies:

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

The committee also examined Noble’s pursuit of various long-term growth initiatives in 2007 and the efforts of our executive officers in achieving this growth. The compensation committee determined that such efforts should be taken into consideration for purposes of awarding performance bonus compensation.

The committee has implemented several changes in the material components of executive compensation in 2008. The compensation committee engaged Mercer, an independent resource consulting firm, to assist in the determination of appropriate 2008 base salary levels as well as in the design of new annual and long-term incentive programs. The committee determined that the appropriate peer group for benchmarking pay beginning in 2008 consisted of:

• Shiloh Industries • Hayes Lemmerz • Worthington Industries • Olympic Steel • Gentex • Gentek	• Standard Motors • Modine Manufacturing • Superior Industries • Sauer-Danfoss • Stoneridge • Proliance International

This peer group was developed by selecting companies that were identified as business and/or labor market competitors. Only companies with annual revenues within what Mercer determined to be a reasonable range of our revenues were considered. In addition to this peer group of publicly-traded companies, Mercer utilized compensation data from published surveys to assist in the determination of appropriate compensation levels for the executive team.

Beginning in 2008, Noble is implementing a new annual incentive program. This program is best characterized as a profit-sharing program, whereby certain key executives will receive certain bonus compensation in the event that Noble achieves a certain threshold of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Specific award opportunities and performance levels are being developed by our board of directors in conjunction with Mercer, and payouts pursuant to this new annual incentive program will be based upon a formula measuring corporate and/or business unit performance, as appropriate. These details will be included in the proxy statement we will distribute to shareholders in advance of our 2009 annual meeting of shareholders.

In addition to the annual incentive program, Noble granted stock options to approximately 14 officers in early 2008. These options have an exercise price equal to the closing price of our common stock on the date of grant. We expect to continue the periodic granting of stock option as appropriate and consistent with our overall compensation goals and strategy.

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

Base salaries in 2007 for our executive officers were based upon an examination of external market data, compensation surveys provided by our human resource department and internal equity arrangements, as well as their experience, performance and the nature and scope of their duties within the company. Where appropriate, the compensation committee used base salary from 2006 as a standard for 2007 base salary, with moderate increases for certain officers given our growth and acquisition activity.

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

For 2007, the compensation committee determined that the company would not pay bonuses to any executive based on our financial performance because we did not achieve targeted EPS of $1.50. The compensation committee did award cash bonuses to certain executives (including one named executive officer) for their significant contributions and performance with respect to the company’s significant acquisition activity in 2007. In addition, one named executive officer received a “stay” bonus relating to his agreement to remain with the Company for a period of time following an acquisition in 2006.

Equity Incentive and Stock Appreciation Right Programs

We use stock incentive programs to offer long-term incentives to our executive officers and key employees, and also to support our efforts to retain these officers and employees. We regard these programs as a key retention tool. Non-employee directors, consultants and independent contractors also are eligible for awards under some of our equity incentive programs. Our stock incentive programs include

(1) a stock option plan,

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

Stock Awards Granted

As a result of the unique challenges faced by the compensation committee in 2007, including significant growth and changes in the composition of our Board of Directors (and compensation committee), the committee did not grant long-term incentive compensation to any executive officer.

In June, 2007, we did grant certain officers and other employees (including all of the named executive officers) the right to receive a “match” of 50% of shares purchased by such officers and employees from us pursuant to a one time program under our 2001 Employee Stock Incentive Plan. The restricted stock awards were granted under the Noble International, Ltd. 2001 Stock Incentive Plan (the “Plan”). The maximum number of matched shares was determined by dividing Two Hundred Fifty Thousand Dollars ($250,000) (the maximum amount of stock each participant was eligible to purchase pursuant to the offer) by the seven (7) day average of the closing price of our common stock, as reported on the NASDAQ, preceding the date of grant (the “Fair Market Value”). The actual number of matched shares granted for each named executive officer are set forth in the Table entitled “2007 Grants of Plan-Based Awards” set forth below. The matched shares were initially subject to a two-year vesting period, which among other things, requires that the named executive officer remain employed by us during such time. This restriction was subsequently waived by our compensation committee. According to the awards, in the event of a “change in control” of Noble (as defined in the Plan), any unvested shares would immediately vest in the recipient.

Timing of Grants

Generally, stock awards to our executive officers and other key employees are granted annually in conjunction with the review of the individual performance of our executive officers. We did not have any options available for grant at the time of these reviews for the 2006 fiscal year, so no such awards were made in 2007. However, we did grant restricted shares as part of the 2007 Stock Match Program. The Company believes that stock-based compensation provides incentives to our executives and aligns their interest with those of our equity holders. The 2007 Stock Match Program allowed our executives to use personal resources to acquire stock in the Company and provide additional capital to the Company, and receive a match of 50% of the acquired stock in doing so. Executives who participated in the program risked losing the matched portion if they did not continue their employment with the Company through the vesting period, and were prohibited from selling their purchased shares during the same period.

Perquisites

In support of our goal to attract and retain highly qualified and motivated management members, our executives are entitled to benefits that are not otherwise available to all of our employees. These perquisites include car and gas allowances, reimbursement of country club dues and participation in our non-qualified deferred compensation plan (on the same terms as all of our “highly compensated” salaried employees). Our health and insurance plans are the same for all employees. In general, our employees pay 12% of the health premium due.

Retirement

We maintain a 401(k) defined contribution plan to provide all employees with the opportunity to save for retirement on a tax-deferred basis. In any plan year, we will contribute for each participant a matching contribution equal to 100% of the first $1,200 contributed to the plan by a participant, then 50% of the next $4,600 contributed, up to a maximum matching contribution of $3,500. All eligible executive officers participated in our 401(k) plan during 2007 and received matching contributions.

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

Compensation of Named Executive Officers

Set forth below is information regarding compensation earned by or paid or awarded to the following executive officers of Noble for the year ended December 31, 2007, whom we sometimes refer to in this proxy statement as our “named executive officers”:

(i) Thomas L. Saeli, our chief executive officer;

(ii) David J. Fallon, our chief financial officer;

(iii) Robert J. Skandalaris, our chairman in 2007;

(iv) Frank J. Sovis, President of our North American Operations;

(v) Michael Azar, our vice president-administration, secretary, and general counsel; and

(vi) Larry Garretson, our former vice president of operations, who would have been a named executive officer but for the fact that he did not serve as an executive officer on December 31, 2007.

2007 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($)	Total ($)
Thomas L. Saeli	2007	575,000	—	127,893	—	—	329	36,884	740,106
Chief Executive Officer	2006	417,613	250,000	187,504	368,402	—	—	42,296	1,265,815

David J. Fallon	2007	300,000	40,000	15,350	—	—	3,926	23,903	383,180
Chief Financial Officer	2006	215,000	100,000	—	—	—	3,220	21,319	339,539

Robert Skandalaris	2007	226,562	—	127,893	—	—	18,770	29,430	402,655
Chairman of the Board and Director	2006	250,000	—	—	—	—	10,423	122,326	382,748

Frank Sovis	2007	240,000	—	127,893	—	—	—	21,173	389,066
President, North America

Michael Azar	2007	206,250	—	127,893	—	—	9,265	25,641	369,050
Vice President-Administration and Secretary	2006	170,833	50,000	—	—	—	6,417	29,890	257,141

Larry Garretson	2007	81,410	34,750	—	—	—	—	253,500	369,660
Former Vice President Operations

Notes:

(1)	The amounts shown reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS123(R). The awards were valued based on the 7 day closing price of our common stock preceding the date of grant. The pricing was determined by our compensation committee prior to the grant date.

(2)	Change in Non Qualified Deferred Compensation Earnings consists of plan earnings for the calendar year 2007 as reported by the plan.

The following table sets forth information with respect to amounts shown in the “All Other Compensation” column of the summary compensation table.

2007 ALL OTHER COMPENSATION

Name	Year	Perquisites and Other Personal Benefits ($)	Company Contributions to Retirement and 401(k) Plans ($)	Company Contributions to Non Qualified Deferred Compensation Plans ($)	Severance Payments / Accruals ($)(2)	Total ($)
Thomas L. Saeli	2007	29,884	3,500	3,500	—	36,884
David J. Fallon	2007	17,577	3,500	2,826	—	23,903
Robert Skandalaris	2007	25,930	3,500	—	—	29,430
Frank Sovis	2007	17,673	3,500	—	—	21,173
Michael Azar	2007	19,786	2,356	3,500	—	25,641
Larry Garretson	2007	—	3,500	—	250,000	253,500

(1)	Severance amounts reported include all termination compensation paid and/or accrued in 2007.

The following table sets forth information with respect to perquisites granted during 2007 to each of our executive officers listed in the summary compensation table. The amounts in the table are included in the summary compensation table in the “All Other Compensation” column.

2007 PERQUISITES

Name	Year	Business / Auto Allowance	Vacation Reimbursement	Fuel Reimbursement	Club Dues	Total Perquisites and Other Personal Benefits
Thomas L. Saeli	2007	18,000	—	4,409	7,475	29,884
David J. Fallon	2007	9,000	4,809	3,768	—	17,577
Robert Skandalaris	2007	13,200	—	2,830	9,900	25,930
Frank Sovis	2007	10,000	—	4,973	2,700	17,673
Michael Azar	2007	13,200	—	2,346	4,240	19,786
Larry Garretson	2007	—	—	—	—	—

Equity Awards

The following table sets forth certain information with respect to options and other plan-based awards granted during or for the year ended December 31, 2007 to each of our executive officers listed in the summary compensation table.

2007 GRANTS OF PLAN-BASED AWARDS

	Grant Date	Number of Non- Equity Incentive Plan Units Granted (#)	Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units(1) (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Closing Price on Grant Date(2) ($ / Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name			Thresh- old ($)	Target ($)	Maxi- mum ($)	Thresh- old (#)	Target (#)	Maxi- mum (#)
Thomas L. Saeli	6/29/2007	—	—	—	—	—	—	—	6,257	—	—	20.44	127,893
David J. Fallon	6/29/2007	—	—	—	—	—	—	—	751	—	—	20.44	15,350
Robert Skandalaris	6/29/2007	—	—	—	—	—	—	—	6,257	—	—	20.44	127,893
Frank Sovis	6/29/2007	—	—	—	—	—	—	—	6,257	—	—	20.44	127,893
Michael Azar	6/29/2007	—	—	—	—	—	—	—	6,257	—	—	20.44	127,893
Larry Garretson	—	—	—	—	—	—	—	—	—	—	—	—	—

Notes:

(1)	Shares awarded as a matching contribution in connection with the Company's 2001 Equity Incentive Plan, initially subject to a vesting period expiring two years from the date of grant in accordance with the terms of such plan.

(2)	Price indicates the closing price of our common stock on June 29, 2007, the date of grant. The grant price per share was $19.98, which represents the 7 day closing price of our common stock preceding the date of grant. The pricing was determined by our compensation committee prior to the grant date.

In 2007, the Company granted restricted stock awards under the Company’s 2001 Stock Incentive Plan to certain executive officers, including certain of the Company’s named executive officers. In connection with the restricted stock awards, each of the named executive officers entered into a Restricted Stock Award Agreement with the Company. Each Restricted Stock Award Agreement, in addition to certain other provisions, provided that the named executive officer receives one share of common stock (the “Matched Shares”) for every two shares of common stock that the named executive officer purchased under the Plan (the “Purchased Shares”). The actual number of shares of our common stock received by each named executive officer pursuant to these Restricted Stock Award Agreements are set forth in the table entitled “2007 Grants of Plan-Based Awards” in this Compensation Discussion and Analysis.

The Matched Shares were initially subject to a two-year vesting period, which among other things, required that the named executive officer remain employed by the Company. In the event of a “change in control” of the Company (as defined in the Plan), any unvested shares would immediately vest in the recipient. In January, 2008, the compensation committee of the board of directors waived the vesting requirement, resulting in the issuance of the Matched Shares owing to each executive officer.

During 2007, one non-employee director received stock awards in the total aggregate amount of 759 shares of common stock pursuant to our 2001 Non-Employee Director Stock Incentive Plan. This award was made in the form of a 33% match of purchases of common stock made by such person on the open market, and is subject to a two-year restriction on trading.

The following table sets forth certain information with respect to all unexercised options and SAR units held by our named executive officers.

2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (3)
Name	Exercisable (1) (2)		Unexercisable (2)
Thomas L. Saeli	37,500		112,500	—	15.35	3/1/2016	—	—	—	—
	12,500		37,500	—	16.75	3/23/2016	—	—	—	—
	12,500		37,500	—	17.50	3/27/2016	—	—	—	—
	6,250		18,750	—	18.25	10/27/2016	—	—	—	—
	6,250		18,750	—	18.25	11/15/2016	—	—	—	—
	12,500		37,500	—	19.00	12/14/2016	—	—	—	—
	12,500		37,500	—	19.75	12/19/2016	—	—	—	—
	—		—	—	—	—	—	—	6,257	102,052
David J. Fallon	—		—	—	—	—	—	—	751	12,249
Robert Skandalaris	15,000	(4)	—	—	5.33	5/17/2008	—	—	—	—
	—		—	—	—	—	—	—	6,257	102,052
Frank Sovis	—		—	—	—	—	—	—	6,257	102,052
Michael Azar	21,999	(5)	—	—	5.33	5/17/2008	—	—	—	—
	—		—	—	—	—	—	—	6,257	102,052
Larry Garretson	—		—	—	—	—	—	—	—	—

Notes:

(1)	All option awards outstanding were either vested upon date of grant or upon a period of years; however all option awards were completely vested as of December 31st, 2007.

(2)	Each amount included for Mr. Saeli represents a Stock Appreciation Right (hereafter referred to as a "SAR"), vesting, according to the terms of grant, in equal annual increments over a four year period from the date of grant. SARs disclosed as exercisable reflect 25% of the total number of SARs granted to Mr. Saeli, and SARs disclosed as unexercisable reflect the remaining 75% of the total number of SARs. SARs vest/vested as follows, with full vesting upon a change in control of the company:

Grant Date	SARs Granted	Vesting Schedule	Expiration Date
03/01/06	150,000	25% on each of 3/1/07, 3/1/08, 3/1/09, 3/1/10	03/01/16
03/23/06	50,000	25% on each of 3/23/07, 3/23/08, 3/23/09, 3/23/10	03/23/16
03/27/06	50,000	25% on each of 3/27/07, 3/27/08, 3/27/09, 3/27/10	03/27/16
10/27/06	25,000	25% on each of 10/27/07, 10/27/08, 10/27/09, 10/27/10	10/27/16
11/15/06	25,000	25% on each of 11/15/07, 11/15/08, 11/15/09, 11/15/10	11/15/16
12/14/06	50,000	25% on each of 12/14/07, 12/14/08, 12/14/09, 12/14/10	12/14/16
12/19/06	50,000	25% on each of 12/19/07, 12/19/08, 12/19/09, 12/19/10	12/19/16

(3)	Based on the price of one share of our common stock at the close of business on December 31, 2007.

(4)	These options were exercised by Mr. Skandalaris in March, 2008, and are no longer outstanding.

(5)	Includes 2,000 options that Mr. Azar contributed to charity in December 2007.

The following table sets forth certain information with respect to options exercised and stock awards vested during 2007 by each of our executive officers listed in the summary compensation table.

2007 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Thomas L. Saeli	—	—	—		—
David J. Fallon	—	—	738	(1)	14,701	(1)
Robert Skandalaris	—	—	—		—
Frank Sovis	—	—	—		—
Michael Azar	—	—	—		—
Larry Garretson	—	—	—		—

Notes:

(1)	Represents shares held by Mr. Fallon but subject to a restriction on trading which expired in 2007.

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

In December 2006, we amended in its entirety the DCP (as amended, the “NQDC plan”) to comply with recent regulatory and legislative activity and to make the DCP more attractive to our highly compensated employees. All deferrals made after December 2006 will be in accordance with the NQDC plan. After giving effect to the amendment, a committee of the board has discretion to determine those employees eligible to participate, and for 2008 all employees with a base salary of $100,000 have been determined to be eligible to participate. Pursuant to the NQDC plan, Noble will match 100% of the first $1,200 in deferred compensation and 50% of the next $4,600, with an maximum annual match of $3,500. The maximum deferral that may be made in any plan year by a participant cannot not exceed 80% of salary or 100% of an annual bonus. Our common stock is not an eligible investment option. Accrued earnings, interest, dividends and market value changes are reflected in the individual’s deferred compensation plan account in a similar manner as the DCP. We have provided for our obligations to participants in the NQDC plan through a rabbi trust. The NQDC plan also allows in-service distributions in accordance with elections made by the participant at the time of deferral and otherwise in accordance with applicable laws, rules and regulations. Distributions under the NQDC plan upon death/disability or retirement may be in lump sum or installments over a period not to exceed 15 years as elected by the participant at the time of designation of deferral. Distributions made upon termination of employment for any other reasons are made in a lump sum as soon as practical after termination. We do not provide any other non-qualified defined contribution or other deferred compensation plans.

The following table sets forth certain information with respect to non-qualified deferred compensation contributions and earnings during 2007 by each of our executive officers listed in the summary compensation table.

2007 NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)(3)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)(4)
Thomas L. Saeli	28,415	3,500	329	—	32,244
David J. Fallon	5,000	2,826	3,926	—	55,569
Robert Skandalaris	—	—	18,770	—	92,549
Frank Sovis	—	—	—	—	—
Michael Azar	7,500	3,500	9,265	—	101,070
Larry Garretson	—	—	—	—	—

(1)	Executive contributions in 2007 are included in salary amounts listed on the Summary Compensation Table.

(2)	Registrant contributions in 2007 are included in the “all other compensation” amounts listed on the Summary Compensation Table.

(3)	Aggregate earnings are defined as participant's earnings on plan value throughout 2007. These amounts are reported in “nonqualified deferred compensation earnings” in the Summary Compensation Table.

(4)	The following table reflects the deferred compensation plan contributions made by each of the Named Executive Officers and employee matching contributions in the years when such officers were Named Executive Officers and their compensation was reported in the proxy. Mr. Sovis and Mr. Garretson have not previously been Named Executive Officers. All of these amounts below were reported in the respective Summary Compensation Tables for the years noted.

	Saeli	Fallon	Skandalaris	Azar
2007	$31,915	$7,826	$—	$11,000
2006	—	14,200	—	18,835
2005	n/a	n/a	—	$11,828
2004	n/a	n/a	12,270	$10,789
2003	n/a	n/a	13,930	$13,200
2002	n/a	n/a	11,000	$8,000
2001	n/a	n/a	15,605	$2,400

Other Post-Employment Payments

We have entered into Employment or Severance Agreements with Messrs. Saeli, Fallon, Skandalaris and Azar. The Employment Agreements will give rise to post-employment payments by us as follows:

Thomas L. Saeli: If Mr. Saeli is terminated without “cause” or leaves voluntarily for “good reason,” he will receive 12 months of his base salary in effect immediately prior to termination. In the event he leaves voluntarily or involuntarily within six months of a change of control, he will receive two years base salary in effect on the date of termination. Payments made to Mr. Saeli will be made in accordance with Noble’s customary payroll practices, which currently provide for bi-monthly payments. We will also continue to provide health benefits and monthly country club dues for the relevant period in the event of a change of control, his termination without cause or if he leaves voluntarily for good reason. Mr. Saeli’s Employment Agreement also requires acceleration of vesting and payment of his Stock Appreciation Rights (“SARs”) in the event severance is payable upon a change in control. Upon disability, he will receive 12 months of his monthly base salary in effect on the date of termination, continuation of health benefits and payment of any vested SARs. If Mr. Saeli resigns without good cause, he will be entitled to receive compensation for unused vacation. Mr. Saeli’s Employment Agreement requires him, as a condition to receiving payment for termination, to refrain from defaming or threatening to defame our character and to refrain from disclosing our confidential information.

David J. Fallon: Mr. Fallon’s Employment Agreement generally provides that, if his employment is terminated without “cause,” he leaves voluntarily for “good reason” or upon disability, we will make severance payments to him for 12 months, or at our option in lump-sum payable within 30 days, in an amount equal to his base salary in effect immediately prior to termination. As a condition to receiving termination compensation, he must refrain from directly or indirectly defaming or impugning our character or the character of our employees and directors. Furthermore, upon termination, the Agreement requires him to reasonably cooperate with us with respect to information and knowledge about us which is uniquely within his control and knowledge.

Michael C. Azar: If Mr. Azar is terminated without “cause,” leaves voluntarily for “good reason” or upon disability, he will receive payments equal to one year of the highest base salary earned by him during his service with us, which shall not be less than $240,000 payable, over 12 months following termination. As a condition to receiving termination compensation, he must refrain from directly or indirectly defaming or impugning our character or the character of our employees and directors. Furthermore, upon termination, the agreement requires him to reasonably cooperate with us with respect to information and knowledge about us which is uniquely within his control and knowledge.

Robert J. Skandalaris: Mr. Skandalaris’ Employment Agreement provided that if he were terminated without “cause,” left voluntarily for “good reason,” left voluntarily or involuntarily, with or without cause, upon a change of control or upon disability, he would receive severance equal to three time his highest annual salary during the preceding three years with us (which highest salary could not be deemed to be less that $400,000 per year) plus payment of any earned incentive bonus, all of which were payable, at our option, over 12 months following termination or in a lump sum payable within 30 days of the termination.

All of the Employment Agreements, with the exception of Mr. Skandalaris’, are subject to, unless we provide prior notice, automatic one-year extensions. Mr. Skandalaris’ Agreement was subject to automatic three-year extensions. Furthermore, if, prior to our payment of any severance amount to Robert J. Skandalaris or Michael C. Azar, our independent auditors determine that severance payments we make would be subject to the excise tax on “parachute payments” imposed by Section 4999 of the Internal Revenue Code or any comparable state or local law, we will “gross up,” within ten days after such determination, on a after-tax basis, the executive’s compensation for all federal, state and local income and excise taxes and any penalties and interest. If our independent auditors have not made a determination regarding the excise taxes on the executive’s severance payments prior to the time the executive is required to file a tax return reflecting the severance payments, the executive will be entitled to receive a “gross-up” payment calculated on the basis of the excise tax reported in the executive’s tax return. In the event a tax authority determines that the amount of excise tax imposed on the severance payments is greater than the amount determined by our independent auditors or reflected on the executive’s tax return, the executive will be entitled to receive the full “gross-up” from us calculated on the basis of the tax authority’s determination of the amount of excise tax.

The definition of “cause” in the Employment Agreements of Messrs. Saeli and Fallon includes:

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

The definition of “good reason” in the Employment Agreements of Messrs. Azar, Fallon and Skandalaris means, if we have received written notice of a change in the employee’s position, removal from office or a change in the duties and responsibilities of the current office such that the duties and responsibilities are such that they do not generally belong to an officer in a similar position, and have failed to remedy such event within 30 days. The definition of “good reason” in Mr. Saeli’s Employment Agreements includes:

•	A reduction in base salary contrary to the terms of the Employment Agreement or the failure to receive benefits;

•	A failure to be included in our bonus and incentive programs in effect at the time of signing the Employment Agreement;

•	A substantial change in the employee’s duties and responsibilities which are not generally consistent with the duties and responsibilities of an employee in a similar position; or

•	A relocation of more than 40 miles from the employee’s current work location.

The definition of “change of control” in the Employment Agreements of Messrs. Skandalaris and Saeli includes:

•	A sale or transfer of more than 50% of our ownership interest to an unaffiliated entity;

•	A merger or similar transaction resulting in our shareholders owning less than 50% of the entity of the surviving corporation;

•	Our failure to assign the agreement to a successor upon a merger;

•	A resignation of a majority of our board if they resign without recommending successors;

•	Our filing of bankruptcy or our agreement to a plan reorganization or our dissolution and liquidation; or

•	A sale or transfer of substantially all of our assets.

After termination of employment for any reason, all of the Employment Agreements require that the employee refrain from:

•	competing with us; and

•	disclosing or using our confidential information and trade secrets.

All of the named executive officers must refrain from disclosing or using our confidential information and trade secrets indefinitely, with the exception of Mr. Saeli, whose post-employment agreement provides for confidentiality for a term of two years following termination. Mr. Fallon must refrain from competing with us for a period of two years following termination, unless terminated by us for reasons other than for cause, in which case he must not compete with us for a period of one year. According to the terms of their Employment Agreements, Messrs. Azar and Skandalaris must refrain from competing with us for three years following termination unless terminated by us for reasons other than for cause, in which case the executive officer must not compete with us for a period of one year. Mr. Saeli must refrain from competing with us for one year following termination unless terminated by us for reasons other than for cause or if he voluntarily leaves for good reason, in which case Mr. Saeli must not compete with us or become employed by any of our competitors throughout the period he is receiving severance payments from us.

All of the agreements have waiver provisions that allow provisions of the agreements, including breach of the non-competition and confidentiality provisions, to be waived by a signed written waiver executed by a majority of our board (or in some instances by our chief executive officer) and the employee.

Robert J. Skandalaris: On April 15, 2008, Robert J. Skandalaris resigned as an employee and director of the Company. Mr. Skandalaris’ departure arose in connection with an Exercise of Sale Option Agreement entered into between Mr. Skandalaris and ArcelorMittal S.A. As part of his departure, Mr. Skandalaris and the Company entered into a Severance and Release Agreement (“Severance Agreement”), which incorporated, among other things certain severance benefits Mr. Skandalaris was entitled under the terms of his amended employment agreement. As part of his Severance Agreement, Mr. Skandalaris will receive his annual base salary for a period of three (3) years from the date of his departure at a rate of $400,000 per year. In addition, Mr. Skandalaris will receive Company paid health care insurance for a period of three (3) years, as well as the services of a Company compensated administrative assistant for a period of two (2) years from the date of departure. As part of the Severance Agreement, an entity affiliated with Mr. Skandalaris is entitled to use of approximately 1,200 square feet of office space within the Company’s corporate offices for a period of two (2) years at an annual rate of $1.00 per year. The corporate office space is currently rented by the Company at a rate of approximately $1.83 per square foot per month. Subsequent to February 1, 2009 and until January 31, 2010, the Company’s rental rate will be approximately $1.88 per square foot per month.

The following table sets forth certain information with respect to post-termination payments payable by us to each of our executive officers listed in the summary compensation table, assuming such executive officer’s employment was terminated as of the last business day of 2007 (or, in the case of Mr. Garretson, based on the actual date of termination).

2007 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Name	Benefit	Termination w/o Cause or for Good Reason(1)	Retirement or Voluntary Termination(2)	Death	Disability(3)	Voluntary or Involuntary Termination Upon Change in Control(4)
Thomas L. Saeli	Severance Pay	575,000	—	—	575,000	1,150,000
	Health Care Benefits Continuation(5)	8,372	—	—	8,372	8,372
	Stock Appreciation Right Vesting	—	—	—	—	144,000
	Country Club Dues	7,475	—	—	7,475	7,475
	Unused Vacation	44,231	44,231	—	—	44,231

	Total	635,078	44,231	—	590,847	1,354,078

David J. Fallon	Severance Pay	300,000	—	—	300,000	300,000

Robert Skandalaris(6)	Severance Pay	1,200,000	—	—	1,200,000	1,200,000
	Tax Gross-Up(7)	—	—	—	—	410,139

	Total	1,200,000	—	—	1,200,000	1,610,139

Frank Sovis		—	—	—	—	—
Michael Azar	Severance Pay	300,000	—	—	300,000	300,000

Larry Garretson(8)	Severance Pay	250,000	—	—	—	—

(1)	Based on actual triggering/termination date for Mr. Garretson. Assumes the triggering event took place on the last business day of 2007 for all other officers.

(2)	Amounts comprised solely of unused vacation.

(3)	Includes 12 months of base salary, which is subject to offset by any disability payments to employee in accordance with Noble's disability program.

(4)	Severance payments to Mr. Saeli are payable upon voluntary or involuntary termination within six months of a change in control. Severance payments to all other named executives are payable only upon involuntary termination after a change in control.

(5)	Estimated based on the average cost per employee, net of employee contributions.

(6)	Mr. Skandalaris resigned in April, 2008. The terms of his Severance Agreement are described under caption “Other Post-Employment Payments” in the Compensation Discussion and Analysis.

(7)	Pursuant to Mr. Skandalaris's Employment Agreement, the Company agreed to reimburse Mr. Skandalaris for all exise taxes that are imposed on the executive pursuant to Section 280G of the Internal Revenue Code and any income and exise taxes that are payable by the executive as a result of this reimbursement.

(8)

Pursuant to the terms of a Severance Agreement between the Company and Mr. Garretson, Mr. Garretson is entitled to receive $250,000 as severance compensation, payable in equal monthly installments over twelve months from April 27, 2007, his date of termination. As a condition to the severance payments, Mr. Garretson has agreed to (i) refrain from defaming us; (ii) upon our request, cooperate with us with respect to information and knowledge regarding us which is uniquely in his control; (iii) refrain from competing with us for a period of one year; and (iv) refrain, indefinitely, from disclosing or using our confidential information.

Director Compensation

Directors who are employees of Noble receive no compensation, as such, for their service as members of the board. In 2007, directors who were not employees of the company but who were not deemed to be “independent” directors under NASDAQ Rules received an annual fee of $40,000, and directors deemed independent under NASDAQ Rules received $65,000, payable in cash or our common stock. In addition, Van E. Conway, Chairman of our audit committee in 2007, and Larry Wendling, the chairman of our compensation committee in 2007, each earned an additional $10,000 for their service in such capacities. Our non-employee directors may elect to receive all or a part of their annual director compensation via stock awards under our non-employee director plan. The pricing of the stock for awards in 2007 was the value of the stock on the date of our 2007 annual meeting of shareholders. Directors who received all or a portion of the fee in stock also received a matching distribution of 33% of the amount of the fee paid in stock, subject to a $15,000 per year limit on stock purchase participation awards. All directors are reimbursed for expenses incurred in connection with attendance at meetings.

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

In 2007, we issued 10,832 shares of our common stock to directors under this plan. Of these, 10,073 were issued as a portion of (or a matching component related to) directors’ fees and 759 pursuant to a match made by one non-employee director who purchased shares of the company in the open market.

The following table sets forth certain information with respect to fees and other compensation paid during 2007 to each member of our board of directors, excluding directors who are listed in the summary compensation table.

2007 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jean-François Crancée	40,000	—	—	—	—	—	40,000
Van E. Conway	25,000	71,939	—	—	—	—	96,939
Robert K. Burgess	—	69,996	—	—	—	—	69,996
Larry R. Wendling	30,000	52,493	—	—	—	—	82,493
Jean-Luc Maurange	40,000	—	—	—	—	—	40,000
Philippe Landron	65,000	—	—	—	—	—	65,000
Ronald E. Harbour	65,000	—	—	—	—	—	65,000
Joseph Day(2)	13,333	—	—	—	—	—	13,333
Mark Behrman(2)	13,333	—	—	—	—	—	13,333
Fred Hubacker(2)	13,333	—	—	—	—	—	13,333

Notes:

(1)	The amounts shown reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS123(R) for stock compensation. These awards represent shares issued in lieu of cash compensation plus additional shares as a matching contribution by the Company with respect to the compensation shares. The awards were valued using the closing price of our common stock on the date of grant.

(2)	Director until August 31, 2007.

(3)	Except as noted in the table, none of the non-employee Directors held any stock options or stock rights awards as of December 31, 2007.

REPORT OF THE BOARD OF DIRECTORS ON COMPENSATION

A report of the entire Board of Directors is provided below in lieu of the Compensation Committee Report.

The Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2007. Based on these reviews and discussions, the Board of Directors has approved the inclusion of the CD&A in this Form 10-K/A for filing with the SEC.

Sincerely,

/s/ Jean-François Crancée
/s/ Thomas L. Saeli
/s/ Jean-Luc Maurange
/s/ Philippe Landron

THE COMMITTEE ON DIRECTORS AND BOARD GOVERNANCE

The principal function of the committee on directors and board governance are to:

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

The committee on directors and board governance did not meet in fiscal year 2007. See “Nominating Procedures” below for further information on the nominating process.

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

Corporate Governance

The board of directors has determined that, for 2007, five of our nine directors were independent under the rules of the NASDAQ. The independent directors were Larry R. Wendling, Van E. Conway, Robert K. Burgess, Ronald E. Harbour and Philippe Landron. In addition, Fred L. Hubacker and Joseph C. Day were independent directors until their departures in August, 2007. In 2007, each of the directors serving on the audit committee, the compensation committee and the committee on directors and board governance were independent under the standards of the NASDAQ.

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

Whistleblower Policy

Our whistleblower policy is published on our website: www.nobleintl.com. We will provide, without charge, a copy of the whistleblower policy to any stockholder upon written request to our corporate secretary, Michael C. Azar. In 2007, we did not receive any complaints under the whistleblower policy relating to any alleged improprieties in accounting or internal controls.

Audit Committee

The board of directors has adopted a written charter for the audit committee which is posted on our website, www.nobleintl.com, in the investor relations section.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT OF NOBLE

The following table sets forth information, as of April 23, 2008, concerning the shares of Noble common stock owned beneficially by: (i) each person known by us to own more than 5% of the Noble common stock; (ii) each director and nominee for director; (iii) our executive officers named in the summary compensation table; and (iv) all of our executive officers and directors as a group. Except as otherwise indicated, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by such person. Except as otherwise indicated, all references to shares of common stock (including option shares) in this proxy statement reflect adjustments made pursuant to our three-for-two split of common stock effected on February 3, 2006.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Common Stock Beneficially Owned(2)
Robert J. Skandalaris(3)	49,104	*
Thomas L. Saeli(4)	53,225	*
Jean-François Crancée	0	*
Philippe Landron	0	*
Jean-Luc Maurange	0	*
David J. Fallon(5)	6,311	*
Frank J. Sovis(6)	18,770	*
Michael C. Azar(7)	21,300	*
Larry Garretson	0	*
ArcelorMittal S.A.(8) 19 avenue de la Liberte L-2390 Luxembourg Luxembourg	15,030,562	56.0%
St. Denis J. Villere & Company, L.L.C.(9) 601 Poydras St., Suite 1808 New Orleans, LA 70130	3,047,811	13.93%
Soundpost Partners, L.P. / Jamie Lester(10) 405 Park Avenue, 6th Floor New York, NY 10022	1,500,000	6.4%
Munder Capital Management(11) 480 Pierce Street Birmingham, MI 48009	1,311,352	5.6%
All directors and executive officers as a group (13 persons)(12)	100,206	*

*	Less than 1%

(1)	Unless otherwise indicated the address of each named person is 840 W. Long Lake Road, Suite 601, Troy, Michigan 48098.

(2)	Ownership percentages are based on 23,651,761 shares of common stock outstanding (excluding treasury shares). Beneficial ownership is determined in accordance with the rules of the SEC and means voting and investment power with respect to the securities. In accordance with such rules, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, each share of common stock subject to options or other rights to acquire shares of common stock held by that person that will become exercisable within 60 days of the date is deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Director and Chairman until his resignation in April, 2008. Information is based exclusively on Schedule 13D/A filed by Mr. Skandalaris with the SEC on April 8, 2008.

(4)	Includes 16,287 shares of common stock that we granted to Mr. Saeli in connection with his appointment as chief executive officer, which shares are restricted from trading during Mr. Saeli’s initial employment term.

(5)	Excludes options to purchase 25,000 shares of our common stock at $14.7 per share that are not vested, but vest ratably over three years from January 7, 2008.

(6)	Excludes options to purchase 19,000 shares of our common stock at $14.7 per share that are not vested, but vest ratably over three years from January 7, 2008.

(7)	Includes options to purchase 19,999 shares of common stock at $5.33 per share expiring in 2008.

(8)	Information is based exclusively on Schedule 13D/A filed by ArcelorMittal S.A. with the SEC on April 8, 2008. Includes (i) 3,174,603 shares issuable upon conversion of a convertible subordinated loan made by ArcelorMittal to the Company in the principal amount of $50 million (the “Convertible Loan”), based upon the current conversion rate of $15.75 per share, and (ii) 41,904 shares held by Mr. Robert Skandalaris with respect to which ArcelorMittal has an option to purchase. The conversion price and number of shares issuable upon converting the Convertible Loan is subject to adjustment on each of June 30, September 30 and December 31, 2008 and March 31, 2009 based upon the simple average of each day’s trading volume-weighted average price for the 30 days ending on the last trading day immediately preceding each such date. The conversion price also is subject to adjustment in certain events. See Item 13 “—Certain Relationships and Related Party Transactions and Director Independence”— Convertible Loan.

(9)	Information is based exclusively on Schedule 13G/A filed by St. Denis J. Villere & Company, L.L.C., a Louisiana limited liability company, with the SEC on January 14, 2008.

(10)	Information is based exclusively on Schedule 13G filed by Soundpost Partners, L.P., a Delaware limited partnership, and Jamie Lester, with the SEC on April 11, 2008.

(11)	Information is based exclusively on Schedule 13G filed by Munder Capital Management, a Delaware general partnership, with the SEC on February 14, 2008.

(12)	Excludes options to purchase 198,000 shares of our common stock at $14.7 per share issued to our executive officers in January, 2008 that are not vested. The options vest ratably over three years from January 7, 2008.

Stock Ownership Guidelines

In November 2006, our compensation committee approved stock ownership and retention criteria for our executive officers, effective January 1, 2007. Under these guidelines, all of our executive officers are required to purchase a minimum amount of our stock, valued at the time of purchase, and to maintain this minimum amount throughout their tenure as an executive officer. Our chief executive officer is required to purchase and maintain shares equal to two times his base salary, and each other executive officer is required to purchase and maintain shares of our common stock equal to such officer’s base salary. Our executive officers must satisfy these minimum requirements within five years from the later to occur of (a) January 1, 2007 or (b) the date upon which such executive officer became an executive officer.

Our directors are also encouraged to purchase and maintain a minimum amount of our stock, and to maintain this minimum amount throughout their tenure as a director. Specifically, each director is encouraged to own $100,000 in our common stock within five years from the date they first serve as a director.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	34,999	$5.33	1,583,898
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	34,999	$5.33	1,583,898

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Our code of ethics requires that all business transactions be at arms’ length, negotiated in good faith and based on merit alone, and that no employee, officer or board member may have a personal, financial or family interest that could in any way prevent the individual from acting in the best interest of Noble. Any conflict of interest approval relating to board members or executive officers may only be made after review and approval by the disinterested members of the board of directors. In 2007, the following transactions were reviewed and approved by our board of directors pursuant to this policy.

Employment of James Skandalaris

We employ James (“Lee”) Skandalaris, the son of our former chairman, Robert Skandalaris, as director of corporate development at an annual salary of $115,000. James Skandalaris was also paid a bonus of $40,000 during 2007. Prior to joining us in 2006, James Skandalaris worked in a similar capacity at Lear Corporation with our chief executive officer (prior to his joining us). The hiring of James Skandalaris was based on the recommendation of our chief executive officer upon evaluation of James Skandalaris’ performance at Lear Corporation and was not proposed by our chairman. Our compensation committee reviewed and approved the salary and bonus paid to James Skandalaris in 2007.

Acquisition of ArcelorMittal laser-welded blank Business and related agreements.

On August 31, 2007, the Company acquired substantially all of the tailor laser-welded blank business conducted by ArcelorMittal S.A. and its affiliates in Europe, India, China and the United States (the “ArcelorMittal Business”) in exchange for (i) 9.375 million newly-issued shares of the Company’s common stock, (ii) cash payments of $116.3 million, less capitalized lease obligations, accrued taxes and adjustments for working capital at closing and (iii) $15.0 million paid in the form of a 6% subordinated note maturing in 2012 (the “ArcelorMittal Transaction”). The newly-issued shares of the Company’s common stock were valued at $18.00 per share.

At closing of the ArcelorMittal Transaction on August 31, 2007, ArcelorMittal transferred (i) to one of the Company’s European subsidiaries, all the outstanding ArcelorMittal Business in Europe, China and India, and (ii) to one of the Company’s U.S. subsidiaries, all the outstanding equity interests in ArcelorMittal’s U.S. subsidiary that operates the U.S. portion of the ArcelorMittal Business. The ArcelorMittal Business the Company acquired does not include two laser-welded blank production plants owned by ArcelorMittal subsidiaries in Belgium and Germany, but these facilities are subject to a contract manufacturing agreement with the Company.

In connection with the ArcelorMittal Transaction, ArcelorMittal, the Company and, in certain instances, Mr. Skandalaris, the Company’s chairman of the board of directors at the time, entered into a number of additional agreements that addressed corporate governance matters and the rights of ArcelorMittal and Mr. Skandalaris as stockholders.

Stockholder and Governance Matters

Standstill and Stockholder Agreement

At the closing of the ArcelorMittal Transaction, the Company, ArcelorMittal and Mr. Skandalaris entered into the Standstill and Stockholder Agreement. Mr. Skandalaris’ rights under the Standstill and Stockholder Agreement and related agreements terminated in April 2008 in connection with the acquisition by ArcelorMittal of substantially all of the shares owned by Mr. Skandalaris and his affiliates.

Pursuant to the Standstill and Stockholder Agreement, Mr. Skandalaris and ArcelorMittal agreed for two years from the closing of the ArcelorMittal Transaction not to, among other things: (i) acquire any additional shares of the Company; (ii) solicit proxies or become a participant in an election contest without the other party’s permission; and (iii) enter into an arrangement with a third party with respect to voting, acquiring, holding or disposing of any of the Company’s securities. In addition, the Company and ArcelorMittal agreed for two years from the closing of the ArcelorMittal Transaction not to: (i) acquire any additional shares of the other party; (ii) solicit proxies or become a participant in an election contest involving the other party; (iii) enter into an arrangement with a third party with respect to voting, acquiring, holding or disposing of any of the securities of the other party; (iv) seek to place a representative on the other party’s board of directors or seek to call a meeting of stockholders of the other party; or (v) solicit or assist any person with respect to any business transaction involving the other party.

Under the Standstill and Stockholder Agreement, if ArcelorMittal sold 1.0 million or more of the shares of common stock in the Company that it owned to a third party, then Mr. Skandalaris had the right to sell his common stock in the Company (at the same price and on the same terms). Similarly, Mr. Skandalaris had certain put rights to ArcelorMittal following his death, disability or removal from the Company’s board of directors or as the chairman thereof, but, if such rights were not exercised following the expiration of the put term, ArcelorMittal had certain call rights to purchase all of Mr. Skandalaris’ stock. In addition, if Mr. Skandalaris disagreed with ArcelorMittal regarding a strategic matter for the Company, then Mr. Skandalaris had the put right to sell all of his shares, together with shares of his affiliates, to ArcelorMittal at a pre-determined price but, if such rights were not exercised following the expiration of the put term, ArcelorMittal had the right to purchase all of Mr. Skandalaris’ and affiliates’ shares. If ArcelorMittal declined to purchase Mr. Skandalaris’ shares, then the standstill provisions of the Standstill and Stockholder Agreement would terminate, but the other provisions of the Standstill and Stockholder Agreement, including certain mutual rights of first refusal on sales of shares, would remain in place. Lastly, if Mr. Skandalaris voluntarily resigned from the Company’s board of directors or refused to serve as a director, the restrictions on sales of shares by Mr. Skandalaris during the first two years from the ArcelorMittal closing would no longer apply, except that ArcelorMittal would have a right of first refusal on any shares that Mr. Skandalaris determined to sell.

Representation on the Company’s Board of Directors

Following the closing of the ArcelorMittal Transaction, the Company’s board of directors was expanded from seven to nine members. ArcelorMittal and Mr. Skandalaris nominated four directors and one director, respectively. In addition, each of ArcelorMittal and Mr. Skandalaris were granted certain nomination rights to the audit, compensation and governance committees of the Company’s board of directors. The nomination rights in favor of either party expire if its stock ownership falls below certain pre-determined thresholds. Following the closing of the ArcelorMittal Transaction, and for so long as ArcelorMittal retained any nomination rights, Mr. Skandalaris agreed to vote his common stock of the Company in favor of ArcelorMittal’s nominees, and for so long as Mr. Skandalaris retained any nomination rights, ArcelorMittal agreed to vote its common stock of the Company in favor of Mr. Skandalaris’ nominee.

Strategic Matters

Following the closing of the ArcelorMittal Transaction, and until the earlier of a change of control or the fifth anniversary thereof, the Company agreed not to take any action on certain strategic matters without the prior approval of both Mr. Skandalaris and ArcelorMittal.

Non-competition

Following the closing of the ArcelorMittal Transaction, and until the fifth anniversary thereof, Mr. Skandalaris agreed not to invest in, be employed by, or otherwise engage in a laser-welded blanks business other than the Company.

Registration Rights Agreement

Under the Registration Rights Agreement, the Company granted to ArcelorMittal and Mr. Skandalaris registration rights with respect to the shares of Common Stock that ArcelorMittal received in the ArcelorMittal Transaction and that Mr. Skandalaris previously owned. These registration rights grant to ArcelorMittal the right to require the company to file up to four registration statements at ArcelorMittal’s request.

Commercial Matters

Steel Supply and Services

In conjunction with the ArcelorMittal Transaction, ArcelorMittal Auto, a subsidiary of ArcelorMittal, and the Company entered into a five-year Steel Supply and Services Agreement. This agreement will automatically renew for additional five-year terms unless either party provides the other party with a written termination notice at least two years prior to the expiration of the initial term or any renewal term. However, if ArcelorMittal ever owns fewer than 4,687,500 shares of the Company’s Common Stock, ArcelorMittal Auto may terminate its supply upon two years prior notice and may terminate its services upon 18 months prior notice.

Under this agreement, ArcelorMittal Auto supplies all flat-rolled carbon steel products needed by the Company in its European production facilities. ArcelorMittal Auto has agreed to provide the Company with the most favorable pricing contemporaneously provided by ArcelorMittal Auto, with respect to similar volumes and on the same terms and conditions, to any European laser-welded-blanks competitor of the Company.

In addition, under the Steel Supply and Services Agreement ArcelorMittal Auto provides marketing, technical support, sales, credit risk, invoicing, collections, consulting and research and development services to the Company for its European business. ArcelorMittal Auto provides the sales, credit, invoicing and collection services to the Company at no additional charge. ArcelorMittal Auto further bears the credit risk on all sales of the Company’s European products. All research and development plans will be jointly agreed to by the Company and ArcelorMittal Auto. ArcelorMittal Auto will bear approximately the first €2.0 million of research and development cost each year. The Company will pay any cost in excess of €2.0 million. ArcelorMittal Auto will grant the Company a license to use the intellectual property that is developed on the same terms as provided in the parties’ Intellectual Property Licensing Agreement referred to below.

Contract Manufacturing Agreement

In conjunction with the ArcelorMittal Transaction, ArcelorMittal and the Company entered into a four-year Contract Manufacturing Agreement which may be extended one additional year at the Company’s option. Under the terms of the Contract Manufacturing Agreement, two ArcelorMittal subsidiaries in Belgium and Germany manufacture laser-welded blanks, unwelded blanks (with certain exceptions) and patch-welded blanks solely for two of the locations acquired by the Company in the ArcelorMittal Transaction. The manufacture of unwelded blanks under the agreement will terminate on December 31, 2008. Under the terms of the Contract Manufacturing Agreement, ArcelorMittal will charge the Company only for costs defined in the agreement. The pricing terms that ArcelorMittal will provide the Company for steel supply under the Steel Supply and Services Agreement will also apply to the steel provided under the Contract Manufacturing Agreement. To induce the Company to terminate the Contract Manufacturing Agreement early and to free space within ArcelorMittal’s facilities, ArcelorMittal has granted the Company the option to take ownership of the laser-welding machines used by the two ArcelorMittal subsidiaries. Upon the Company’s removal of such machines, ArcelorMittal will reduce the $15.0 million subordinated note given by the Company to ArcelorMittal by an amount equal to $3.0 million multiplied by a fraction, the numerator of which equals the aggregate book value of the machines removed and the denominator of which equals the aggregate book value of all laser-welding machines at the two ArcelorMittal subsidiaries.

Intellectual Property Assignment; Intellectual Property License Agreement

As part of the ArcelorMittal Transaction, ArcelorMittal transferred to one of the Company’s European affiliates certain intellectual property used in the ArcelorMittal Business by an Intellectual Property Assignment, and ArcelorMittal and the Company entered into an Intellectual Property License Agreement. Under the Intellectual Property License Agreement, the intellectual property used in the ArcelorMittal Business that was not transferred under Intellectual Property Assignment (subject to specific exceptions) is licensed to the Company. Under the Intellectual Property License Agreement, ArcelorMittal granted the Company a royalty free, perpetual exclusive license to use the specified patents and other intellectual property that were owned by ArcelorMittal and were used in the ArcelorMittal Business. ArcelorMittal retained the right to use these patents and other intellectual property outside of the field of laser-welded blanks. There are exceptions to the exclusivity of the license for certain uses by vehicle manufacturers and ArcelorMittal’s joint venture with Gestamp Automoción in Mexico and Spain. The license will convert from an exclusive license to a non-exclusive license upon the latter of: (a) the fifth anniversary of the closing; or (b) the date ArcelorMittal and its affiliates own fewer than 4,687,500 shares of the Company’s common stock (as adjusted for stock splits, stock dividends or similar events affecting all Company stockholders equally).

Support Services for the Business

Under a Transition Services Agreement between the Company and ArcelorMittal, ArcelorMittal provides all reasonable transition services, as previously furnished to the ArcelorMittal Business, that the Company needs to efficiently manage the ArcelorMittal Business while integrating the laser-welded blank properties and assets into the Company’s business. These services include, among other things, information technology, human resources administration, electrical and other utility service (where legally and contractually permitted), accounting and tax services, purchasing and business development. The Company has agreed to provide ArcelorMittal all reasonable transition services that ArcelorMittal needs in order to fulfill any contractual or other obligation not transferred to the Company that would, but for the transaction, be fulfilled by ArcelorMittal using the laser-welded blank properties and assets. The term of the Transition Services Agreement is three years, except for ArcelorMittal’s provision of information technology-related services, which will be for a term of four years. Either party may terminate the receipt of any specific service provided to it on at least 90 days notice. The price of ArcelorMittal’s services to the Company is not to exceed €3.3 million for the first two years after the closing.

Tailored Blank Business of Powerlasers

The ArcelorMittal Business acquired by the Company in the ArcelorMittal Transaction did not include the tailored blank business conducted by Powerlasers. Powerlasers is owned by Dofasco, Inc., a Canadian steel producer that ArcelorMittal acquired in February 2006. The stock of Dofasco is held for ArcelorMittal’s benefit by a Dutch trust, the directors of which previously declined to approve ArcelorMittal’s request to sell Dofasco to a German buyer. The directors of the Dutch trust control the decision to sell any Dofasco assets, including Powerlasers. Under the Share Purchase Agreement for the ArcelorMittal Business, the parties agreed that, subject to certain conditions, if and when ArcelorMittal is permitted to directly or indirectly sell the shares of Powerlasers to the Company, the Company would purchase the Powerlasers shares from ArcelorMittal (or from Dofasco, as the case may be). The Company has received notice from ArcelorMittal that ArcelorMittal is now permitted to directly or indirectly sell the shares of Powerlasers.

The Share Purchase Agreement for the ArcelorMittal Business provided that the purchase price for Powerlasers would be $50.0 million, subject to adjustment if the 2006 earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Powerlasers is less than Cdn $7,750,000. In that case, the purchase price would be $50.0 million less the U.S. dollar equivalent of the product of (1) 6.5 times (ii) the difference between Cdn $7,750,000 and the 2006 EBITDA of Powerlasers. The agreement provided that the price would be payable in the form of a one-year promissory note bearing interest at the prime rate and subordinated in favor of the Company’s senior credit facilities.

The Share Purchase Agreement for the ArcelorMittal Business provides that ArcelorMittal would represent and warrant to the Company that: (1) the Powerlasers business, assets and assumed liabilities as of the closing do not include any liabilities other than (i) trade payables (other than transaction costs) and employment liabilities related to the employees of Powerlasers and (ii) other liabilities against which ArcelorMittal would indemnify the Company; and (2) Powerlasers has sufficient, positive net working capital to continue operation of its business consistent with past practice.

The agreement for the acquisition of Powerlasers is also required to contain substantially the same representations, warranties and conditions as the Share Purchase Agreement for the ArcelorMittal Business, except that the Powerlasers agreement would include reasonable adjustments based on the smaller size of the Powerlasers transaction, and would not include a material adverse change condition, except with respect to any event occurring in 2007 that would have a material adverse effect (other than a reduction in EBITDA) on the Powerlasers business, considered as a whole.

Convertible Loan

On March 19, 2008, the Company entered into a Securities Purchase Agreement with ArcelorMittal pursuant to which ArcelorMittal agreed to provide subordinated debt financing to the Company in the form of a convertible subordinated loan in the principal amount of $50 million. The Convertible Loan transaction closed on March 20, 2008, and the Convertible Loan is evidenced by a Convertible Subordinated Note dated March 20, 2008 that matures on March 20, 2013.

The Convertible Subordinated Note is convertible into shares of the Company’s Common Stock, in whole or in part, from time to time until March 13, 2013. The Convertible Subordinated Note initially is convertible into shares of Common Stock at $15.75 per share, a price equal to a 25% premium over the simple average of each trading day’s volume-weighted average price (“Average Price”) from and including January 15, 2008 to and including February 15, 2008 (the “Initial Conversion Price”), subject to adjustment as follows. On each of June 30, September 30, and December 31, 2008 and March 31, 2009 (each, a “Reset Date”), the conversion price will adjust to the lower of (i) the conversion price in effect at such Reset Date and (ii) a 30% premium over the Average Price for the 30 days ending on the last trading day immediately preceding such Reset Date (but not below a 30% premium over an Average Price of $8.00, i.e., $10.40 per share); provided that, in the absence of approval by the Company’s stockholders, in no event will the number of shares issuable upon conversion equal or exceed 20% of the Company’s outstanding shares on March 20, 2008, the date of disbursement of the loan. Accordingly, partial conversions of the Convertible Subordinated Note are permitted. The conversion price also is subject to adjustment, from time to time, in certain events, including upon any stock split, stock dividend, recapitalization or otherwise, or the issuance of shares of Common Stock or options or other securities convertible into or exchangeable for shares of Common Stock at a price per share, or a conversion or exchange price per share, less than the conversion price of the Convertible Subordinated Note then in effect. Upon conversion, the amount to be converted also will include accrued and unpaid interest, if any, and late charges, if any, with respect to the principal and interest converted.

Pursuant to the Securities Purchase Agreement, the Company has agreed: (a) at the next annual meeting of the Company’s stockholders, to submit for approval a proposal to allow the issuance of the shares upon conversion in accordance with NASDAQ Marketplace Rule 4350(i) and to use its best efforts to solicit its stockholders’ approval of such issuance and to cause its Board of Directors to recommend to the stockholders that they approve such proposal; (b) to avail itself of the “controlled company” exemption regarding corporate governance requirements under the NASDAQ listing requirements at any time that ArcelorMittal’s beneficial ownership (including shares held by ArcelorMittal’s affiliates) exceeds 50% of the outstanding shares of Common Stock; and (c) promptly following the designation by ArcelorMittal of nominees to serve on the Company’s Board of Directors and board committees (the “Nominees”), to use its best efforts to cause the Nominees to be duly elected to fill vacancies on the Board of Directors in accordance with the Standstill and Stockholder Agreement, as amended by the Agreement and Waiver referred to below.

In connection with the closing under the Securities Purchase Agreement, the Company, ArcelorMittal and Mr. Skandalaris also entered into an Agreement and Waiver which waived the applicability to ArcelorMittal of the standstill provisions and other provisions of the Standstill and Stockholders Agreement. The Company, ArcelorMittal and Mr. Skandalaris also entered into a First Amendment to Registration Rights Agreement (the “Amendment to Registration Rights Agreement”), which amended the Registration Rights Agreement, dated August 31, 2007, to provide that the Convertible Subordinated Note and the shares issuable upon its conversion are included as securities that ArcelorMittal may require the Company to register.

Proposed Subordinated Loan for European Operations

On March 28, 2008, Noble European Holdings B.V. (“Noble BV”), a subsidiary of Noble the Company, entered into a Letter Agreement (the “Letter Agreement”) with BNP Paribas (“BNP”) and ArcelorMittal with respect to the Facilities Agreement dated as of August 31, 2007 by and among Noble BV, certain of its subsidiaries named therein and BNP as arranger, agent, security agent and lender (the “European Credit Agreement”).

Pursuant to the Letter Agreement, the lenders under the European Credit Agreement agreed to, among other things, (i) waive breaches relating to the failure to timely deliver financial statements for the year ended December 31, 2007, an accompanying compliance certificate and an annual budget for 2008 and (ii) waive certain financial covenants for the period ended December 31, 2007.

The waivers provided by the lenders are subject to several conditions, including, without limitation, (i) that Noble BV provide a prepayment in the amount of €20,000,000 no later than May 2, 2008, which prepayment must be funded by the proceeds of a subordinated loan provided to Noble BV by ArcelorMittal or one of its affiliates (the “Subordinated ArcelorMittal Loan”). The waiver grants by the Letter Agreement will expire and be of no further force or effect if these or any other stated conditions fail to occur. In the event of expiration of the waivers, an Event of Default will occur pursuant to the terms of the European Credit Agreement.

The Company is in the process of documenting the Subordinated ArcelorMittal Loan, and intends to complete the transaction no later than May 2, 2008. The Company anticipates that the Subordinated ArcelorMittal Loan will require quarterly payments of interest at the rate of EURIBOR plus 180 basis points, which matches the interest rate under the European Credit Agreement, and will be payable in full within 10 days after expiration or termination of the European Credit Agreement. The European Credit Agreement is scheduled to terminate on August 31, 2012.

Severance Agreement with Robert Skandalaris

In April, 2008, we entered into a severance and release agreement with Robert Skandalaris, our former chairman. See “Other Post Employment Payments” in Item 12 of this report on Form 10-K/A for details of the severance and release agreement.

Director Independence

The board of directors has determined that, for 2007, five of our nine directors were independent under the rules of the NASDAQ. The independent directors were Larry R. Wendling, Van E. Conway, Robert K. Burgess, Ronald E. Harbour and Philippe Landron. In addition, Fred L. Hubacker and Joseph C. Day were independent directors until their departures in August, 2007. The other two directors were Robert J. Skandalaris, chairman of the board, and Thomas L. Saeli, our chief executive officer. Each of the directors serving on the audit committee, the compensation committee and the committee on directors and board governance were independent under the standards of the NASDAQ.

Item 14. Principal Accountant Fees and Services

The aggregate amount of fees billed by Deloitte & Touche LLP for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2006 and December 31, 2007 are as follows:

	2006	2007
Audit Fees	$680,574	$1,210,000
Audit Related Fees	0	$67,500

Total Audit and Audit-Related Fees	$680,574	$1,277,500
Tax Fees	277,472	2,157,000
All Other Fees	175,183	0

Total Fees	$1,133,229	$3,434,500

Audit Fees. These fees are for professional services rendered in connection with the audit of our annual financial statements for the year ended December 31, 2006 and December 31, 2007, and for the reviews of the financial statements included in our quarterly reports on Form 10-Q for those years.

Financial Information System Design and Implementation Fees. There were no fees billed by Deloitte & Touche LLP for professional services rendered to us for the year ended December 31, 2007, for the design and implementation of financial information systems.

Tax Fees. These fees relate to federal, state and foreign tax compliance services, including preparation, compliance, advice and planning.

All Other Fees. These fees are for professional services rendered in connection with our acquisitions, debt and equity offerings and other miscellaneous services.

The audit committee has adopted an audit and non-audit services pre-approval policy, which requires the committee’s pre-approval of audit and non-audit services performed by the independent auditor to assure that the provisions of such services does not impair the auditor’s independence. For the year ended December 31, 2007, the audit committee approved all of the audit and non-audit services rendered by Deloitte & Touche LLP listed above.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are being filed as part of this report on Form 10-K/A:

(b) Exhibits:

Exhibit Number	Exhibit Description
10.44	Sublease between Noble International, Ltd. and Quantum Ventures of Michigan, LLC dated April 18, 2008.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14 (a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14 (a) of the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Periodic Financial Report by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2008

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

/s/ JEAN-FRANÇOIS CRANCÉE	April 29, 2008
Jean-Françoise Crancée, Vice Chairman of the Board and Director

/s/ JEAN-LUC MAURANGE	April 29, 2008
Jean-Luc Maurange, Director

/s/ PHILIPPE LANDRON	April 29, 2008
Philippe Landron, Director

/s/ THOMAS L. SAELI	April 29, 2008
Thomas L. Saeli, CEO and Director