Form 10-Q
period 2008-03-31
NOBLE INTERNATIONAL, LTD.
filed 2008-05-12
CIK 1034258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of April 30, 2008 was 23,651,761.

NOBLE INTERNATIONAL, LTD.

***

The matters discussed in this Quarterly Report (“Report”) on Form 10-Q contain certain forward-looking statements of Noble International, Ltd. (the “Company”). For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” the negative or other variations thereof, or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including continued market demand for the types of products and services produced and sold by the Company, change in worldwide economic and political conditions and associated impact on interest and foreign exchange rates, the level of sales by original equipment manufacturers of vehicles for which the Company supplies parts, the successful integration of companies acquired by the Company, and changes in consumer debt levels.

Part I – Financial Information

Item 1.	Financial Statements

NOBLE INTERNATIONAL, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Net sales	$314,098	$160,070
Cost of sales	290,203	146,480

Gross margin	23,895	13,590
Selling, general and administrative expenses	20,870	7,512

Operating profit	3,025	6,078
Interest income	85	87
Interest expense	(6,010)	(2,947)
Loss on extinguishment of debt	—	(3,285)
Other income (expense), net	520	(331)

Loss before income taxes, minority interest and equity loss	(2,380)	(398)
Income tax benefit	(716)	(607)

(Loss) income before minority interest and equity loss	(1,664)	209
Minority interest, net of tax	(292)	(175)
Equity loss, net of tax	(28)	(220)

Net loss	$(1,984)	$(186)

Basic loss per common share	$(0.08)	$(0.01)

Diluted loss per common share	$(0.08)	$(0.01)

Basic weighted average common shares outstanding	23,607	14,127

Diluted weighted average common shares outstanding	23,607	14,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBLE INTERNATIONAL, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(Unaudited)
	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$15,949	$3,332
Accounts receivable, trade, net	200,169	160,664
Inventories, net	78,020	81,500
Unbilled customer tooling, net	6,723	8,825
Prepaid expenses	3,580	3,804
Deferred income taxes	3,744	3,781
Income taxes receivable	7,779	5,842
Value added tax receivable	5,675	11,117
Other current assets	14,770	12,625

Total Current Assets	336,409	291,490

Property, Plant and Equipment, net	270,895	264,163

Other Assets:
Goodwill	152,223	155,100
Other intangible assets, net	80,973	78,330
Other assets, net	15,497	14,608

Total Other Assets	248,693	248,038

Total Assets	$855,997	$803,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$183,735	$152,868
Accrued liabilities	30,308	35,125
Valued added tax payable	10,183	3,831
Current maturities of long-term debt	45,015	49,795
Contingent consideration	15,214	14,746
Income taxes payable	953	1,021

Total Current Liabilities	285,408	257,386

Long-Term Liabilities:
Long-term debt, excluding current maturities	167,019	205,690
Convertible subordinated notes	86,216	36,216
Deferred income taxes	37,319	35,605
Other liabilities	10,688	10,018

Total Long-Term Liabilities	301,242	287,529

Minority Interest	5,933	5,641

Commitments and Contingencies (Note 16)

Stockholders’ Equity
Common stock	16	16
Additional paid-in capital	222,962	222,057
Retained earnings	12,230	16,109
Accumulated other comprehensive income, net	28,206	14,953

Total Stockholders’ Equity	263,414	253,135

Total Liabilities and Stockholders’ Equity	$855,997	$803,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBLE INTERNATIONAL, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,984)	$(186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest	292	175
Equity loss	28	220
Loss on extinguishment of debt	—	3,285
Amortization of financing fees included in interest expense	430	144
Depreciation and amortization	13,176	4,698
Deferred income taxes	(144)	346
Share-based compensation expense	212	30
Gain on sale of property, plant and equipment	(376)	(2)
Changes in operating assets and liabilities, net of acquisitions and foreign exchange:
Accounts receivable	(33,852)	(28,809)
Inventories	6,853	(2,127)
Prepaid and other assets	5,008	(6,077)
Accounts payable	27,453	34,187
Income taxes payable or receivable	34	(1,528)
Accrued liabilities	7,645	2,765
Excess tax benefit from share-based compensation arrangements	(111)	(138)

Net cash provided by operating activities	24,664	6,983

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,243)	(9,712)
Proceeds from sale of property, plant and equipment	1,141	6
Additional direct costs paid for Pullman acquisition	—	(217)

Net cash used in investing activities	(7,102)	(9,923)

Cash flows from financing activities:
Net borrowings (payments) on revolving credit facilities	(9,619)	4,076
Borrowings on term loans	1,900	—
Repayments of borrowings under term loans	(43,872)	(3,250)
Borrowings under other debt agreements	—	60
Repayments under other debt agreements	(2,747)	(507)
Proceeds from issuance of convertible subordinated debentures	50,000	—
Proceeds from issuance of common stock	80	324
Dividends paid on common stock	(1,897)	(1,131)
Financing fees	(791)	(90)
Excess tax benefit from share-based compensation arrangements	111	138

Net cash used in financing activities	(6,835)	(380)

Effect of exchange rate changes on cash and cash equivalents	1,890	588
Net increase (decrease) in cash and cash equivalents	12,617	(2,732)
Cash and cash equivalents at beginning of period	3,332	6,587

Cash and cash equivalents at end of period	$15,949	$3,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBLE INTERNATIONAL, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Net loss	$(1,984)	$(186)
Other comprehensive income:
Foreign currency translation adjustments, net	14,004	19
Change in unrecognized loss on derivative instruments and other, net	(751)	—

Other comprehensive income	13,253	19

Comprehensive income (loss)	$11,269	$(167)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

Basis of Presentation

The accompanying unaudited, condensed and consolidated financial statements of Noble International, Ltd. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting, and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements for interim reporting do not include all of the information and notes or disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The consolidated balance sheet for the year ended December 31, 2007 was derived from audited financial statements, but does not include all the disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A, for the period ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”).

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective, except as described below, for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” which amends SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases, (“SFAS 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

In February 2008, the FASB issued FSP No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted the provisions of SFAS 157 as it applies to financial assets and liabilities and it did not have a material effect on its consolidated financial statements.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of SFAS 159.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also requires that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation to be accounted for as equity transactions if the parent retains its controlling financial interest in the subsidiary. Otherwise, transactions that result in deconsolidation of a subsidiary are recognized as gains or losses. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not believe that the adoption of SFAS 160 will have a material effect on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”), which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not believe that the adoption of SFAS 161 will have a material effect on its consolidated financial statements.

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

Note 2 – Earnings (Loss) Per Share

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

	Three Months Ended March 31,
	2008			2007
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amounts	Net Loss (Numerator)	Shares (Denominator)	Per Share Amounts
	(in thousands, except per share amounts)
Basic and diluted loss per common share	$(1,984)	23,607	$(0.08)	$(186)	14,127	$(0.01)

The following securities would have had an anti-dilutive effect on earnings per share and are therefore excluded from the computations above.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Convertible subordinated notes	2,050	1,676
Share-based compensation	43	29

Note 3 – Supplemental Cash Flow Information

Purchases of property, plant, and equipment (“PP&E”) and changes in accounts payable have been adjusted in the Condensed Consolidated Statements of Cash Flows (Unaudited) at March 31 to reflect PP&E amounts included in accounts payable. These increases in accounts payable were $1.4 million and $5.4 million, at March 31, 2008 and 2007, respectively. These adjustments allow for the presentation of actual cash paid for PP&E in each year presented.

Additional cash flow information is as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Cash paid for interest	$5,819	$2,692

Cash paid for taxes	$1,294	$1,009

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

Note 4 – Inventories, Net

The major components of inventories, net are as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Raw materials	$25,408	$29,913
Work in process	17,573	16,220
Finished goods	35,990	36,089
Reserve for obsolete inventory	(951)	(722)

Total	$78,020	$81,500

Note 5 – Acquisitions

Tailored Laser-Welded Blank Business of Arcelor S.A.

In August 2007, the Company acquired substantially all of the tailor laser-welded blank business conducted by ArcelorMittal and its affiliates in Europe, India, China and the United States (the “Arcelor Business”) in exchange for (i) 9.375 million newly-issued shares of the Company’s common stock, (ii) cash payments of $116.3 million less capitalized lease obligations, accrued taxes and adjustments for working capital at closing and (iii) $15.0 million to be paid in the form of a 6% subordinated note maturing in 2012 (the “Arcelor Transaction”).

In connection with the Arcelor Transaction, ArcelorMittal, the Company and in certain instances, Mr. Robert J. Skandalaris, the Company’s chairman of the board of directors at the time of closing, entered into a number of additional agreements that address corporate governance matters and the rights of ArcelorMittal and Mr. Skandalaris as stockholders.

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

Under the standstill and stockholder agreement, if ArcelorMittal should sell 1.0 million or more shares of its common stock in the Company to a third party, then Mr. Skandalaris would have the right to sell his common stock in the Company (at the same price and on the same terms). Similarly, Mr. Skandalaris would have certain put rights to ArcelorMittal following his death, disability or removal from the Company’s board of directors or as the chairman thereof, but, if such rights were not exercised following the expiration of the put term, ArcelorMittal would have certain call rights to purchase all of Mr. Skandalaris’ stock. In addition, if the parties disagreed regarding a strategic matter for the Company, then ArcelorMittal would have the option to call all of Mr. Skandalaris’ shares at a pre-determined price. If ArcelorMittal did not exercise its call option, Mr. Skandalaris would have the option to put all of his shares to ArcelorMittal at a pre-determined price. If ArcelorMittal declined to purchase Mr. Skandalaris’

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

shares, then the standstill provisions preventing Mr. Skandalaris from selling his shares would terminate, but the other provisions of the standstill and stockholder agreement would remain in place. Lastly, should Mr. Skandalaris voluntarily resign from the Company’s board of directors or refuse to serve as a director, the restrictions on Mr. Skandalaris to sell his shares during the first two years following the closing of the Arcelor Transaction would no longer apply, except that ArcelorMittal will have a right of first refusal on any shares that Mr. Skandalaris determines to sell.

On March 20, 2008, the Company entered into an agreement and waiver with ArcelorMittal and the Company’s former chairman of the board, Mr. Skandalaris (the “Agreement and Waiver”), which waives the applicability to ArcelorMittal of the standstill provisions and other provisions of the standstill and stockholders agreement.

Registration Rights Agreement

Under the registration rights agreement, the Company granted to ArcelorMittal and Mr. Skandalaris registration rights with respect to the common shares ArcelorMittal received in the Arcelor Transaction and that Mr. Skandalaris had previously owned. These registration rights grant up to four demand registrations.

On March 20, 2008, the Company entered into the first amendment to the registration rights agreement with ArcelorMittal and Mr. Skandalaris, which amended the registration rights agreement to provide that the convertible subordinated debt financing provided by Arcelor and the shares issuable upon its conversion are included as “registrable securities” that ArcelorMittal may require the Company to register.

On May 5, 2008, the Company, ArcelorMittal and Mr. Skandalaris entered into an amendment agreement terminating all rights of Mr. Skandalaris under the standstill and stockholder agreement and the registration rights agreement.

Financial Information

Results of operations for the Arcelor Business are included in the Company’s financial statements beginning September 1, 2007. The unaudited pro forma combined historical results for the three months ended March 31, 2007, as if the Company had acquired the Arcelor Business at the beginning of 2007, are estimated to be as follows:

Three Months Ended March 31, 2007
(in thousands, except per share amounts)
Pro Forma Information
Net sales	$295,363
Net income	3,551
Basic earnings per common share	0.15
Diluted earnings per common share	0.15

The pro forma information includes adjustments for depreciation and the effect of the amortization of intangible assets recognized in the acquisition, income taxes, and other accounting adjustments recognized in recording the combination. This pro forma information is not necessarily indicative of future operating results.

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

The Company has completed a preliminary allocation of the purchase price for its Arcelor Business acquisition pursuant to purchase accounting requirements. The preliminary allocation was based upon initial valuations and estimates of certain assets and liabilities and is subject to adjustment as additional information is obtained. Such additional information includes, but is not limited to, the final working capital adjustment, final reconciliations of property, plant and equipment, valuation of certain contracts with ArcelorMittal, and the evaluation of plant consolidation and related exit costs. During the first quarter of 2008, the Company updated its preliminary purchase price allocation, and goodwill decreased by $7.7 million, primarily due to a change in the working capital adjustment of approximately $8.5 million.

Note 6 – Goodwill

The change in goodwill during the three months ended March 31, 2008 was as follows:

	North America Segment	Europe and Rest of World Segment	Corporate and Other	Total
	(in thousands)
Balance, December 31, 2007	$84,748	$69,976	$376	$155,100
Arcelor acquisition adjustments	121	(7,835)	—	(7,714)
Foreign currency impact	88	4,749	—	4,837

Balance, March 31, 2008	$84,957	$66,890	$376	$152,223

Note 7 – Other Intangible Assets, Net

Other intangible assets, net, consisted of the following:

	March 31, 2008			December 31, 2007
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
	(in thousands)
Customer contracts	$80,111	$(5,307)	$74,804	$75,903	$(3,857)	$72,046
Technology	6,840	(671)	6,169	6,840	(556)	6,284

Total	$86,951	$(5,978)	$80,973	$82,743	$(4,413)	$78,330

Amortization expense was $1.4 million and $0.6 million for the three month periods ended March 31, 2008 and 2007, respectively. Amortization expense by year is estimated to be as follows:

Year	(in thousands)
2009	$5,834
2010	5,834
2011	5,834
2012	5,834
2013	5,812

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

Note 8 – Long-Term Debt

ArcelorMittal Convertible Subordinated Note

On March 19, 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with ArcelorMittal pursuant to which ArcelorMittal agreed to provide subordinated debt financing to the Company in the form of a convertible subordinated note with a principal amount of $50.0 million. The convertible subordinated note was issued on March 20, 2008, bears interest at the rate of 6% per annum and matures on March 20, 2013. The conversion price is subject to reset and adjustment, as further described below. The proceeds from the issuance of the convertible subordinated note were used as follows: $10.0 million to pay down the U.S. and Canadian revolving credit facility and $40.0 million to pay down the U.S. and Canadian term loan.

The convertible subordinated note is convertible into shares of the Company’s common stock, in whole or in part, from time to time until March 13, 2013. The convertible subordinated note initially is convertible into shares of the Company’s common stock at $15.75 per share based upon the principal amount outstanding, a price equal to a 25% premium over the simple average of each trading day’s volume weighted-average price (“Average Price”) from and including January 15, 2008 to and including February 15, 2008 (the “Initial Conversion Price”), subject to adjustment as follows: On each of June 30, September 30, and December 31, 2008 and March 31, 2009 (each, a “Reset Date”), the conversion price will adjust to the lower of: (a) the conversion price in effect at such Reset Date; and (b) a 30% premium over the Average Price for the 30 days ending on the last trading day immediately preceding such Reset Date (but not below a 30% premium over an Average Price of $8.00, i.e. $10.40 per share); provided that, in the absence of approval by the Company’s stockholders, in no event would the number of shares issuable upon conversion equal or exceed 20% of the Company’s outstanding shares on the date of disbursement of the loan. Accordingly, partial conversions of the loan would be permitted. The conversion price also is subject to adjustment, from time to time, in certain events, including upon any stock split, stock dividend, recapitalization or otherwise, or the issuance of shares of the Company’s common stock or options or other securities convertible into or exchangeable for shares of the Company’s common stock at a price per share, or a conversion or exchange price per share, less than the conversion price of the convertible note then in effect. Upon conversion, the amount to be converted also will include accrued and unpaid interest, if any, and late charges, if any, with respect to the principal and interest converted.

Pursuant to the Securities Purchase Agreement, the Company has agreed: (a) at its next annual meeting of stockholders, to submit for approval a proposal to allow the issuance of the shares upon conversion in accordance with NASDAQ Marketplace Rule 4350(i), to use its best efforts to solicit its stockholders’ approval of such issuance and to cause the board of directors to recommend to the stockholders that they approve such proposal; (b) to avail itself of the “controlled company” exemption regarding corporate governance requirements under the NASDAQ listing requirements at any time that ArcelorMittal’s beneficial ownership (including shares held by ArcelorMittal’s affiliates) exceeds 50% of the outstanding shares of the Company’s common stock; and (c) promptly following (i) the closing under the Securities Purchase Agreement and (ii) the designation by ArcelorMittal of nominees to serve on the board of directors and board committees (the “Nominees”), to use its best efforts to cause the Nominees to be duly elected to fill vacancies on the board of directors in accordance with the standstill and stockholder agreement described above, as amended by the Agreement and Waiver.

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

U.S. and Canadian Credit Facility

The Company maintains a $70.0 million term loan and a $50.0 million revolving credit facility through a syndicate of commercial banks (collectively the “U.S. and Canadian Credit Facility”). On March 20, 2008, the Company entered into a sixth amendment with the syndicate of commercial banks which modified the Company’s U.S. and Canadian Credit Facility to, among other things, (i) permit the Company to incur subordinated debt in the amount of $50.0 million as part of the convertible subordinated debt financing with ArcelorMittal, (ii) reduce the repayment of principal amounts under the term loan from quarterly installments of $3.25 million to quarterly installments of $1.25 million each and change the maturity date of the term loan to October 15, 2010, (iii) revise the levels of certain financial covenants and ratios, including the Consolidated Senior Debt to EBITDA Ratio and the Consolidated EBITDA to Interest Ratio, (iv) delete a covenant to maintain a certain minimum Unused Revolving Credit Availability, and (v) reduce the amount of Investments, intercompany loans or advances and additional Subordinated Debt permitted without consent of the Majority Lenders under the U.S. and Canadian Credit Facility. The sixth amendment also confirmed the requisite Lenders’ waiver of any Default or Event of Default of Sections 7.11 and 7.12(b) of the U.S. and Canadian Credit Facility for the fiscal quarter ended December 31, 2007. The sixth amendment and the modifications set forth therein were effective as of March 20, 2008.

At March 31, 2008, the balances owed on the term loan and revolving credit facility were $13.8 million and $22.4 million, respectively. The U.S. and Canadian Credit Facility accrues interest at either a margin to the prime rate or LIBOR, at the Company’s option. At March 31, 2008, the interest rates on the term loan and revolving credit facility were 7.75% and 6.28%, respectively. The prime rate and LIBOR margins on the U.S. and Canadian Credit Facility will increase or decrease in future periods depending upon the Company’s total debt to EBITDA ratio. The Company was in compliance with all financial covenants related to this credit facility as of March 31, 2008.

European Credit Facility

The Company maintains a €78.0 million term loan (“European Term Loan”) and a €40.0 million revolving credit facility (“European Revolver”) (collectively the “European Credit Facility”) with a commercial bank. At March 31, 2008, the balances owed on the European Term Loan and European Revolver were $110.8 million and $17.0 million, respectively. The European Credit Facility bears interest at a floating rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.8%. At March 31, 2008, the interest rates on the European Term Loan and European Revolver were 6.46% and 6.10%, respectively.

The European Credit Facility is subject to customary financial and other covenants including, but not limited to, a prohibition on the payment of dividends by Noble B.V. and limitations on acquisitions and business combinations by Noble B.V., a total debt to EBITDA ratio and a fixed charge coverage ratio. On March 28, 2008, the Company entered into an agreement with respect to its European Credit Facility. Pursuant to the agreement, the lenders agreed, among other things, to waive any Default or Event of Default arising solely from the Company’s failure to comply with certain financial covenants as of December 31, 2007. This waiver was effective until May 2, 2008, at which date the Company would have been in default absent a €20.0 million prepayment on the European Term Loan. Such prepayment amount was funded on May 2, 2008 by the proceeds of a €20.0 million subordinated note provided to the Company by ArcelorMittal. The note expires within 10 days of the European Credit Facility (currently August 31, 2012), bears interests at EURIBOR plus an initial margin of 1.8% and calls for cash interest payments at the end of every June and December. The Company’s agreement with its European lenders allowed for the prepayment to be included as of March 31, 2008 for the purpose of calculating covenants. As such, the Company was in compliance with all financial covenants related to this facility as of March 31, 2008.

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

Mexican Credit Facility

The Company maintains a $7.9 million term loan (“Mexican Term Loan”) and $4.5 million revolving credit facility (“Mexican Revolver”) with a commercial bank (collectively the “Mexican Credit Facility”). On February 2, 2008, the Mexican Revolver was amended to increase the revolving credit facility from $4.5 million to $6.4 million. Subsequent to quarter end, on April 29, 2008, the Mexican Revolver was amended to increase the revolving credit facility from $6.4 million to $7.4 million.

The Mexican Term Loan accrues interest at LIBOR plus 3.5%, and the Mexican Revolver accrues interest at the prime rate. At March 31, 2008, the interest rates on the Mexican Term Loan and Mexican Revolver were 6.20% and 5.25%, respectively. As of March 31, 2008, the Company was not in compliance with all of its covenants under the Mexican Credit Facility, but has received a waiver from the lender with respect to any defaults based on such non-compliance.

Note 9 – Derivatives and Hedging Activities

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

Cash Flow Hedges

The Company has designated the following derivative instruments as cash flow hedges, which qualify for hedge accounting under SFAS 133. Therefore, changes in fair values are reported as a component of other comprehensive income (“OCI”), to the extent that the hedges are effective, until the underlying transaction is recognized in earnings.

On April 6, 2007, the Company entered into a three-year interest rate swap transaction with the Bank of Montreal. The swap effectively fixes the LIBOR component at 5.14% on a notional amount of $31.8 million at inception. The notional amount decreases over time so that it is always equal to 50% of the outstanding U.S. and Canadian term loan principal balance. As part of the March 20, 2008 amendment to the U.S. and Canadian Credit Facility, the Company is no longer required to fix the interest rate on a portion of its term loan. Therefore, on March 27, 2008, the Company terminated this interest rate swap and paid the Bank of Montreal approximately $1.2 million. In accordance with the guidance in SFAS 133, the net loss on the interest rate swap will be reclassified from accumulated OCI to interest expense as the interest payments affect earnings through April 15, 2010.

On September 28, 2007, the Company, through its subsidiary Noble B.V., entered into a 56-month interest rate swap transaction with BNP Paribas which was effective after the first principal payment on the European Term Loan on December 31, 2007. The swap effectively fixes the EURIBOR component at 6.14% on a notional amount of €35.1 million at inception. The notional amount of the swap will decrease proportionately with the outstanding balance on the loan as principal payments are made.

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2008, the Company had recorded a loss on derivative instruments of approximately $1.8 million and $1.4 million, pre-tax and after-tax, respectively, in accumulated OCI. The amount of hedge ineffectiveness recorded in the Company’s Condensed Consolidated Statements of Operations during the three months ended March 31, 2008 was not significant. The amounts recorded in accumulated OCI will be reclassified to interest expense as the Company accrues interest expense on the related debt obligation. As of March 31, 2008, $0.4 million is expected to be included in interest expense within the next 12 months.

The fair value of all derivative financial instruments recorded in the Company’s Condensed Consolidated Balance Sheets as assets and liabilities is as follows:

March 31, 2008
(in thousands)
Current liabilities	$9
Non-current liabilities	622

Total	$631

Note 10 – Investments in Affiliates and Related-Party Transactions

SET Enterprises, Inc.

SET Enterprises, Inc. (“SET”) is a privately-owned, qualified minority business enterprise which provides metal processing services to original equipment manufacturers and Tier I suppliers. The Company owns 4% of the outstanding common stock of SET and 100% of the non-convertible, non-voting, preferred stock of SET, with a face value of $10.0 million. The Company designates one member to participate on SET’s board of directors, and the 96% majority owner of SET designates two members to participate. Due to its one-third participation on SET’s board of directors and its other relationships with SET, the Company concluded that it exerts significant influence on the operations of SET. Accordingly, in October 2006, the Company began to account for its investment in SET common stock under the equity method of accounting. The Company accounts for its investment in SET preferred stock under the cost method of accounting. The Company’s carrying value of both of its common stock and preferred stock investments is zero.

The Company also guarantees a portion of SET’s senior debt. During the first quarter of 2008, this guarantee was reduced from $3.0 million to $2.5 million, and it will continue to be reduced by $0.5 million each quarter until June 30, 2009, provided that SET is in compliance with its bank covenants at the end of each quarter. Pursuant to the guidance in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and the Company’s valuation of the guarantee, the Company does not carry a liability for this guarantee at March 31, 2008.

SET provides the Company with blanking services, and the Company leases certain equipment and manufacturing floor space to SET. The Company also provides SET with certain sales and marketing, operational, financial and administrative services under a services agreement with SET in exchange for a fee of $0.6 million per year. In addition, in exchange for the services, the services agreement provides for the Company to be paid 15% of SET’s income before taxes in excess of $1.0 million during any fiscal year. No amounts were recognized under this additional provision during 2008 or 2007. The services agreement is cancellable at any time upon 60 days notice by SET after the Company’s investment in SET’s preferred stock has been repurchased by SET or transferred to a third party. In addition, the Company provides certain information technology services to SET in exchange for an annual payment of $0.2 million. This agreement is cancellable at any time by SET.

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

The following table summarizes the transactions that occurred with SET:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Purchases – blanking services	$1,154	$1,349
Preferred stock dividends	—	304
Lease income – equipment and building	276	297
Services income	60	60
Other expenses invoiced to SET	360	192

The following table summarizes the balances outstanding with SET:

	March 31, 2008	December 31, 2007
	(in thousands)
Accounts receivable	$105	$1,041
Accounts payable	495	740

ArcelorMittal

In conjunction with the Arcelor Transaction, ArcelorMittal received shares of the Company’s common stock representing approximately 40% of the Company’s outstanding shares. As part of the Arcelor Transaction, ArcelorMittal agreed to provide the Company with transition services, steel supply and related services. The following table summarizes the transactions that occurred with ArcelorMittal:

Three Months Ended March 31, 2008
(in thousands)
Sales	$135,899
Purchases of steel	90,642
Other expenses	4,139

The following table summarizes the balances outstanding with ArcelorMittal:

March 31, 2008
(in thousands)
Accounts receivable	$77,770
Accounts payable	43,325

Note 11 – Income Taxes

The Company’s gross unrecognized tax benefits as of March 31, 2008 included $0.5 million which represented tax positions

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

that, if recognized, would impact its effective tax rate. Also included in the balance of unrecognized tax benefits at March 31, 2008 are $4.3 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combinations, and $1.6 million of tax benefits that, if recognized, would result in adjustment to other tax accounts, primarily deferred taxes. The unrecognized tax benefit will be recognized as a reduction of goodwill if it is realized in tax year 2008, or it will be recognized as a reduction of income tax expense if it is recognized after 2008 (after the adoption of SFAS 141(R)) and will affect the effective tax rate.

The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal and state tax returns, the statute of limitations remains open for 2004 and following years. The major foreign jurisdictions in which the Company operates include Canada, Mexico, Australia, Belgium, Germany, France, United Kingdom, Slovakia and Spain. The statute of limitations remains open in these jurisdictions from 2003 onwards. Additionally, Mexico may have an additional five years open for entities with reported losses.

In the first quarter, the Company recorded a $0.1 million change from long-term tax liabilities to current tax liabilities. The changes are attributable to $0.1 million relating to tax returns that are expected to become statute barred in the current year. The nature of these uncertain tax positions pertain to intercompany transfer pricing and various tax credits.

The Company has accrued interest and penalties related to unrecognized tax benefits based upon the statutes as outlined in the applicable government regulations. The accrued interest and penalties were recorded as interest expense consistent with the Company’s policy.

The Internal Revenue Service has started to examine the Company’s 2006 U.S. income tax return. Since the audit has just commenced, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions. Although it is not possible to predict the timing of the conclusion of the audit, we anticipate that it will be completed by the end of 2008.

Note 12 – Share-Based Compensation

Under SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”), the fair value of share-based payment arrangements are recognized in the financial statements as period expenses, generally over the vesting period. Total share-based compensation expense for the three month period ended March 31, 2008 and 2007 was $0.2 million ($0.1 million net of tax) and $0.1 million ($0.01 million net of tax), respectively. These income tax benefits were recognized as a result of permanent differences related to stock option exercises.

2006 Executive Stock Appreciation Rights Plan

The board of directors approved and adopted the 2006 Executive Stock Appreciation Rights Plan (“2006 SAR Plan”) effective as of March 1, 2006. The purpose of the 2006 SAR Plan is to provide incentive for business performance, to reward contributions toward goals consistent with the Company’s business strategy and to enable the Company to attract and retain highly qualified, motivated and experienced employees. The 2006 SAR Plan provides for the grant of cash awards based upon the increase in the value of the Company’s common stock from the date of grant through the date of exercise. There are 750,000 stock appreciation rights (“SARs”) authorized under the 2006 SAR Plan, and as of March 31, 2008, 350,000 SARs are available for issuance. The SARs expire ten years after the expiration of each graded vesting period.

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

The Company classifies the SARs as a liability and measures the liability for the award each period until settlement. Compensation cost for each period is based upon the change in the fair value of the SARs for each period and the percentage of the award that is vested. The weighted-average fair value of these SARs was estimated using the Hull-White Enhanced SFAS No. 123(R) Model. The estimated volatility is based upon the Company’s historical volatility. The expected term is based upon a four-year graded vesting period and the assumption that SARs will be exercised when the Company’s stock price is at a 20% premium to the exercise price. The following weighted-average assumptions were used to estimate the fair values listed below:

	March 31, 2008	December 31, 2007
Assumptions
Risk-free rate	3.8%	4.3%
Dividend yield	5.1%	2.0%
Estimated volatility	50.0%	48.8%
Expected term (years)	9.4	4.7
Exercise price	$17.16	$17.16

Estimated fair value	$0.64	$4.00

The fair value of the SARs is amortized to compensation expense on a straight-line basis over the four year vesting period. The Company reversed $0.5 million of previously recognized compensation expense for the SARs for the three month period ended March 31, 2008 due to a decline in the fair value of the SARs at March 31, 2008. No compensation expense was required to be recognized during the three month period ended March 31, 2007 due to a decline in fair value of the SARs as of March 31, 2007. A liability for the SARs of $0.1 million and $0.6 million was recorded at March 31, 2008 and December 31, 2007, respectively, in other long-term liabilities. Additional compensation expense of $0.1 million will be recognized over the remaining vesting period of approximately three years, based upon the fair value at March 31, 2008. A summary of the 2006 SAR Plan is as follows:

	SARs	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding 12/31/07	400,000	$17.16	$144
Exercisable 12/31/07	100,000	17.16	36

Outstanding 3/31/08	400,000	17.16	—
Exercisable 3/31/08	162,500	17.16	—

2001 Stock Incentive Plans

In 2001, the board of directors adopted, and stockholders approved, the Employee Stock Incentive Plan and the Non-Employee Director Stock Incentive Plan (collectively, the “2001 Stock Incentive Plans”). The purpose of the 2001 Stock Incentive Plans is to advance the interests of the Company to attract and retain persons of ability to perform services for the Company by providing an

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement by the Company of its economic objectives. The 2001 Stock Incentive Plans are administered by the Compensation Committee of the board of directors, which has the authority, subject to certain limitations, to make grants and modify the 2001 Stock Incentive Plans. The 2001 Stock Incentive Plans allow for the issuance of up to 900,000 shares of the Company’s common stock. As of March 31, 2008, 583,898 shares are eligible to be granted under the 2001 Stock Incentive Plans. The Company recognized $0.1 million and $0.03 million for common stock issued or amortized under the 2001 Stock Incentive Plans for the three month periods ended March 31, 2008 and 2007, respectively.

In June 2007, the Company instituted a stock matching program which provided executives with grants of restricted stock under the 2001 Employee Stock Incentive Plan. In connection with the restricted stock awards, each of the executives entered into a Restricted Stock Award Agreement with the Company. Each Restricted Stock Award Agreement, in addition to certain other provisions, provides that the executive receive one share of common stock (the “Matched Shares”) for every two shares of common stock that the executive purchases under the 2001 Employee Stock Incentive Plan, subject to certain maximums. During the year ended December 31, 2007, there were 35,536 Matched Shares awarded, which, among other things, are subject to a two-year vesting period that requires that the executive remain employed by the Company. In February 2008, the Compensation Committee of the board of directors approved the acceleration of the vesting period, and the Company recognized the remaining unamortized compensation expense of $0.5 million.

1997 Stock Option Plan

In 1997, the Company adopted the 1997 Stock Option Plan, which provided for the grant of non-qualified stock options to employees, officers, directors, consultants and independent contractors, as well as for the grant to employees of qualified stock options. The 1997 Stock Option Plan expired on November 24, 2007; therefore, no options are eligible for grant under this plan. All stock options granted under the 1997 Stock Option Plan are fully vested. A summary of the 1997 Stock Option Plan is as follows:

	Shares	Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding 12/31/07 (34,999 exercisable)	34,999	$5.33	$384
Exercised	(15,000)	5.33	18

Outstanding 3/31/08 (19,999 exercisable)	19,999	5.33	18

The Company received $0.08 million from the issuance of new shares for stock options exercised during the three month period ended March 31, 2008. Stock options outstanding and exercisable at March 31, 2008 had a contractual life of less than one year.

2007 Stock Option Plan

In August 2007, the Company’s stockholders approved the 2007 Stock Option Plan. Under the 2007 Stock Option Plan, the Company may grant options to purchase shares of its common stock to full-time key employees and non-employee directors whose judgment, initiative and efforts are, or are expected to be, important to the successful conduct of the Company’s business. The Company anticipates that approximately 400 individuals will be eligible to participate in the 2007 Stock Option Plan, including non-employee directors. The maximum aggregate number of shares of common stock that may be made subject to awards under the

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

2007 Stock Option Plan is 1.0 million. Any shares that are subject to an award but are (i) not issued because the terms and conditions of the award are not met, (ii) used for payment of the exercise price of an option or (iii) withheld by us to satisfy tax withholding will become available again for use under the 2007 Stock Option Plan. No participant in the 2007 Stock Option Plan may be granted options with respect to more than 100,000 shares of common stock in any calendar year. The 2007 Stock Option Plan has a ten-year term.

The grant-date fair values of the options granted in 2008 were determined using the Hull-White Enhanced SFAS No. 123(R) Model and the following assumptions:

Assumptions
Risk-free rate	3.2%
Dividend yield	2.2%
Estimated volatility	41%
Expected term (years)	4.3
Exercise price	$14.70

Estimated fair value	$3.38

The Company recognized $0.1 million of compensation expense for the stock options for the three month period ended March 31, 2008. Additional compensation expense of $0.8 million will be recognized over the remaining vesting period of approximately three years. Stock options outstanding and exercisable at March 31, 2008 had a contractual life of approximately five years. A summary of the 2007 Stock Option Plan is as follows:

	Shares	Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding 12/31/07	—	$—
Granted	250,000	14.70

Outstanding 3/31/08 (none exercisable)	250,000	14.70	$—

Note 13 – Employee Benefit Plans

The Company provides noncontributory defined benefit lump sum payments, in accordance with local statutory requirements, to certain employees when they cease employment at the Company’s Mexican facilities. The Company also provides a benefit at retirement to employees in its France facility and to certain salaried employees in its Genk and Gent facilities in Belgium. These plans are considered defined benefit plans under SFAS No. 87, “Employers’ Accounting for Pensions,” as amended. The components of net periodic benefit cost were as follows:

Three Months Ended March 31, 2008
(in thousands)
Service cost	$57
Interest cost	34
Expected return on plan assets	(4)

Net periodic benefit cost	$87

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

Note 14 – Restructuring Charges

On November 7, 2007, the Company announced to its employees its decision to close two of its manufacturing facilities, one located in Holt, Michigan employing approximately 50 employees and one located in South Haven, Michigan employing approximately 200 employees. Both facilities are included in the Company’s North America segment. The Company will relocate certain production from these facilities to other existing facilities. The closing of these facilities is intended to optimize synergies among product lines, reduce excess capacities across the Company’s facilities and improve logistical efficiencies. Each of these facilities was acquired in connection with acquisitions completed in the past 18 months. The Company expects to complete the closure of the Holt facility during the second quarter of 2008 and the South Haven (West) facility during the fourth quarter of 2008.

In connection with these plant closings, the Company estimates that it will incur employee termination costs of $1.3 million, which consists of $0.4 million for employees at its Holt facility and $0.9 million for employees at its South Haven (West) facility. The affected employees are required to render service until they are terminated. Therefore, the expense is recognized ratably over the employees’ future service period. A summary of the Company’s restructuring liability is as follows:

Employee Termination Costs
(in thousands)
Balance December 31, 2007	$326
Charges	456
Payments	(20)

Balance March 31, 2008	$762

The Company also expects to incur approximately $1.9 million for capital expenditures at the facilities that will absorb production from Holt and $0.1 million for equipment relocation and infrastructure costs. In addition, the Company expects to incur approximately $1.6 million for capital expenditures at the facilities that will absorb production from South Haven (West), $0.9 million for manufacturing costs primarily related to inventory build up and $1.4 million for equipment relocation and infrastructure costs. As of March 31, 2008, the Company has incurred $1.0 million of capital expenditures and $0.4 million of equipment relocation and infrastructure costs. All capital expenditures were recorded as fixed assets and depreciated in accordance with the Company’s policies while the remainder of the costs were expensed as incurred.

Pursuant to the terms of the Share Purchase Agreement dated as of March 15, 2007 between the Company and ArcelorMittal, the Company expects to be reimbursed by ArcelorMittal for up to $1.3 million of the foregoing costs relating to the closure of the Holt facility. As of March 31, 2008, no reimbursement has been recognized in the Company’s consolidated financial statements.

Note 15 – Segment Information

Prior to the closing of the Arcelor Transaction on August 31, 2007, the Company had historically classified its operations into one industry segment operating in the automotive industry. As a result of the Arcelor Transaction and subsequent reorganization of its business, the Company identified the following two operating segments, which are based upon geographical areas (region of production):

•	North America, which includes the Company’s operations in the United States, Canada and Mexico.

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

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

	North America	Europe and Rest of World	Corporate and Other	Total
	(in thousands)
Three Months Ended March 31, 2008
Sales	$168,208	$145,345	$545	$314,098
Operating profit (loss)	2,921	5,877	(5,773)	3,025
As of March 31, 2008
Total assets	369,132	457,207	29,658	855,997

Note 16 – Commitments and Contingencies

The Company is not a party to any legal proceedings other than routine litigation incidental to its business, none of which would have a material adverse impact on the Company’s consolidated financial statements.

Note 17 – Subsequent Events

On April 28, 2008, the Company, through its subsidiary, Noble European Holdings B.V. (“Noble B.V.”), entered into a €20.0 million note (the “European Subordinated Note”) with ArcelorMittal which is subordinated to the European Credit Facility. The proceeds of the European Subordinated Note were utilized to make a €20.0 million voluntary prepayment on the European Term Loan. The European Subordinated Note is due within ten business days after the European Credit Facility is repaid in full and the commitments expire, presently August 31, 2012. The European Subordinated Note bears interest at a floating rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus an initial margin of 1.8%. The margin will match the margin called for in the provisions of the European Credit Facility, which can fluctuate from a minimum of 1.0% to a maximum of 1.8%. The European Subordinated Note requires semi-annual interest payments at the end of June and December and it is not subject to any covenants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In August 2007, we completed the purchase of ArcelorMittal’s Tailored Laser-Welded Blank operations (the “Arcelor Business”). Results of operations for the Arcelor Business are included in our financial statements beginning September 1, 2007.

Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A section included in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

Net Sales. Net sales increased $154.0 million to $314.1 million for the three month period ended March 31, 2008 from $160.1 million for the three month period ended March 31, 2007. Net sales at facilities acquired in the Arcelor Transaction accounted for $148.4 million of this increase. The remainder of the increase is attributable to an increase in tooling sales of $11.5 million and an increase in steel pricing of $1.3 million. These increases were partially offset by a decline in volumes of $5.5 million due to lower North American light vehicle production, primarily due to the strike at American Axle & Manufacturing Holdings, Inc., and the resolution of commercial pricing negotiations with certain customers of $1.7 million.

Cost of Sales. Cost of sales for the three month period ended March 31, 2008 was $290.2 million, an increase of $143.7 million or 98.1% compared to the same period in 2007. This $143.7 million increase is attributable primarily to the Arcelor Business acquisition in the third quarter of 2007, which accounted for $134.4 million of incremental cost of sales. The remaining increase in cost of sales was primarily driven by $9.5 million of incremental tooling costs, $1.3 million of increased steel pass through cost, $0.4 million of direct labor healthcare costs, $0.9 million of additional fixed overhead costs and $1.1 million of additional variable costs, primarily related to new program launches in our Mexican operations. These increases were offset by $4.3 million of reduced costs related to the volume declines in North America. Cost of sales as a percentage of net sales increased to 92.4% for the three month period ended March 31, 2008 from 91.5% for the same period in 2007.

Gross Margin. As a result of the foregoing factors, gross margin increased $10.3 million, or 75.8%, to $23.9 million for the three month period ended March 31, 2008 from $13.6 million for the same period in 2007. As a percentage of sales, gross margin decreased to 7.6% for the three month period ended March 31, 2008 from 8.5% for the same period in 2007.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $13.4 million to $20.9 million for the three month period ended March 31, 2008 from $7.5 million for the three month period ended March 31, 2007. SG&A expenses at facilities acquired in the Arcelor Transaction were $8.5 million, of which $2.1 million related to professional fees associated with establishing the stand-alone accounting and finance functions in Europe. The remaining increase is primarily attributable to a $1.9 million increase in salaries and health benefits due to additional headcount to support our growth and $2.4 million of incremental audit, tax, legal and other fees associated with the convertible debt transaction with ArcelorMittal and certain ongoing litigation. As a percentage of net sales, SG&A expenses increased to 6.6% for the three months ended March 31, 2008 from 4.7% for the same period of 2007.

Operating Profit. As a result of the foregoing factors, operating profit decreased $3.1 million, or 50.2%, to $3.0 million for the three month period ended March 31, 2008 from $6.1 million for the same period in 2007. As a percentage of sales, operating profit decreased to 1.0% for the three month period ended March 31, 2008 from 3.8% for the same period in 2007.

Interest Income. Interest income for the three month period ended March 31, 2008 was $0.1 million, unchanged from the same period in 2007.

Interest Expense. Interest expense for the three month period ended March 31, 2008 was $6.0 million, an increase of $3.0 million compared to the same period in 2007. The higher interest expense was primarily driven by the additional debt incurred pursuant to the Arcelor Business acquisition ($2.9 million) and additional debt in North America ($0.1 million).

Loss on Extinguishment of Debt. As a result of the amendments made to the convertible subordinated notes in the first quarter of 2007, we determined that a debt extinguishment had occurred and we recognized a loss on extinguishment of debt of approximately $3.3 million.

Other Income (Expense), Net. Other income (expense), net for the three month period ended March 31, 2008 increased $0.8 million from a $0.3 million expense in 2007 to $0.5 million income in 2008. Other income, net for the three month period ended March 31, 2008 included foreign currency gains of $0.2 million and commission income from our joint venture in Shanghai, China of $0.3 million. Other expense, net for the three month period ended March 31, 2007 included foreign currency losses of $0.7 million, offset by dividend income of $0.4 million.

Income Tax Benefit. Income tax benefit for the three month periods ended March 31, 2008 and 2007 was $0.7 million and $0.6 million, respectively. A tax benefit of $1.4 million was recorded on the loss from extinguishment of debt during the first quarter of 2007. Excluding this tax benefit, the effective tax rate for the three month period ended March 31, 2007 was 31% compared to 30% for the three month period ended March 31, 2008. The decrease in the effective tax rate for the three month period ended March 31, 2008 was due to a local country profits exemption realized by our foreign subsidiary, an increase in taxes due to introduction of the new Mexican tax, and an increase in valuation allowances primarily in our foreign subsidiaries.

Minority Interest, Net of Tax. For each period the minority interest represents our partner’s 49% share of the net earnings from our facility in Silao, Mexico. Minority interest increased to $0.3 million for the three month period ended March 31, 2008 from $0.2 million for the same period in 2007.

Equity Loss, Net of Tax. Equity loss decreased $0.2 million to $0.02 million for the three month period ended March 31, 2008 from $0.2 million for the same period in 2007. The $0.2 million decrease is primarily a result of discontinuing the application of the equity method of accounting for our investment in SET Enterprises, Inc. (“SET”) in January 2008, as our investment in SET was previously reduced to zero.

Liquidity and Capital Resources

Our cash requirements have historically been satisfied through a combination of cash flow from operations, equity issuances and debt financings. Working capital needs and capital equipment requirements have increased as a result of our growth and are expected to continue to increase as a result of anticipated growth. Anticipated increases in required working capital and capital equipment expenditures are expected to be met primarily from cash flow from operations, equity issuances and debt financing. As of March 31, 2008, we had net working capital of $51.0 million.

Cash Flows

Net cash provided by operating activities increased $17.7 million to $24.7 million for the three months ended March 31, 2008 from $7.0 million for the three months ended March 31, 2007. This $17.7 million increase was driven by $2.9 million of additional cash provided by our net loss adjusted for non-cash items and by $14.8 million of additional cash provided by changes in net working capital. The increase in cash provided by our net loss adjusted for non-cash items was driven by our growth activities in the latter half of 2007, primarily the Arcelor Business acquisition. The increase in cash provided by changes in net working capital in the three months ended March 31, 2008 was driven by a reduction of inventory and the collection of value added tax receivables at facilities acquired pursuant to the Arcelor Business acquisition.

Net cash used in investing activities decreased $2.8 million to $7.1 million for the three months ended March 31, 2008 from $9.9 million for the three months ended March 31, 2007. The decrease is primarily due to a $1.5 million reduction in purchases of property, plant and equipment and $1.1 million of proceeds from the sale of certain property, plant and equipment.

Net cash used in financing activities increased $6.4 million to $6.8 million for the three months ended March 31, 2008 from $0.4 million for the three months ended March 31, 2007. The increase was primarily driven by $54.7 million of net payments on term loans, revolving credit facilities and other debt agreements partially offset by $50.0 million of proceeds from the issuance of a convertible subordinated note. We also had increased dividends paid of $0.8 million due to the additional common shares issued as a result of the Arcelor Business acquisition and increased financing fees of $0.7 million related to amendments of existing credit agreements and the issuance of the convertible subordinated note.

Primary Credit Facilities

We maintain a $70.0 million term loan and a $50.0 million revolving credit facility through a syndicate of commercial banks (collectively, the “U.S. and Canadian Credit Facility”). The U.S. and Canadian Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on debt, consolidations, mergers, and sales of assets, and bank approval on acquisitions over $15.0 million. On February 15, 2008, we entered into a limited waiver letter with respect to our compliance with certain financial covenants as of December 31, 2007. On March 20, 2008, we entered into a sixth amendment with the syndicate of commercial banks to, among other things, permit us to incur $50.0 million of subordinated debt as part of a convertible debt financing with ArcelorMittal, revise the levels of certain financial covenants and ratios and reduce the amount of scheduled principal payments. See “Item 1. Financial Statements and Supplementary Data; Note 8 – Long-Term Debt” for additional information regarding the modifications to our U.S. and Canadian Credit Facility.

On March 19, 2008, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with ArcelorMittal pursuant to which ArcelorMittal agreed to provide subordinated debt financing to us in the form of a convertible subordinated note with a principal amount of $50.0 million. The convertible subordinated note was issued on March 20, 2008, bears interest at the rate of 6% per annum and matures on March 20, 2013. The conversion price is subject to reset and adjustment. The proceeds from the issuance of the convertible subordinated note were used as follows: $10.0 million to pay down the U.S. and Canadian revolving credit facility and $40.0 million to pay down the U.S. and Canadian term loan. See “Item 1. Financial Statements, Note 8 – Long-Term Debt” for additional information.

We maintain a €78.0 million term loan (“European Term Loan”) and a €40.0 million revolving credit facility (“European Revolver”) (collectively the “European Credit Facility”) with a syndicate of banks. On March 28, 2008, we entered into an agreement with respect to our European Credit Facility. Pursuant to the agreement, the lenders agreed, among other things, to waive any Default or Event of Default arising solely from our failure to comply with certain financial covenants as of December 31, 2007. This waiver is effective until May 2, 2008, at which date we would have been in default absent a €20.0 million prepayment on the European Term Loan. The prepayment was funded on May 2, 2008 by the proceeds of a €20.0 million subordinated note provided to us by ArcelorMittal. The convertible subordinated note expires within 10 days of the European Credit Facility (currently August 31, 2012), bears interests at EURIBOR plus an initial margin of 1.80% and requires interest payments at the end of every June and December. Our agreement with our European lenders allowed for the prepayment to be included as of March 31, 2008 for the purpose of calculating covenants. As such, we were in compliance with all of our financial covenants related to this facility as of March 31, 2008.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We are exposed to the impact of foreign currency fluctuations. International revenues from our foreign subsidiaries were approximately 60.2% of net sales for the three months ended March 31, 2008. Our primary foreign currency exposures are the Canadian Dollar, Mexican Peso, Euro, UK Sterling and Australian Dollar. In general, where possible, we manage our exposures to foreign currency assets, liabilities and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and matching revenues with expenses in the same currency, as such, certain exposures are naturally offset. However, as of March 31, 2008, our Mexico operations, whose functional currency is the Mexican Peso, had net U.S. Dollar liability exposure of approximately $15.6 million. Based upon this exposure, for every one percent increase (decrease) in the value of the Mexican Peso versus the U.S. Dollar, we would recognize a foreign currency transaction gain (loss) of approximately $0.1 million. We recognized a foreign exchange transaction gain (loss) of $0.2 million and $(0.7) million for the three month periods ended March 31, 2008 and 2007, respectively.

Interest Rate Sensitivity

Our financial results are affected by changes in U.S. and foreign interest rates due primarily to our various credit facilities containing variable interest rates when we borrow under these credit facilities. The balance of our variable interest rate debt as of March 31, 2008 was $175.3 million. Based upon this exposure and including the effects of our interest rate swap, for every annualized one percent increase (decrease) in the U.S. and foreign interest rates, we would recognize an additional annualized interest expense (benefit) of $1.2 million.

We invest any excess cash balances in overnight and other short-term investments that may be impacted by changes in interest rates. We do not hold any other financial instruments that are subject to market risk (interest rate risk and foreign exchange rate risk).

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, with the participation of management, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report. Based upon this evaluation, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2008 due to the fact that the material weaknesses reported in our Annual Report on Form 10-K and on Form 10-K/A for the period ended December 31, 2007 have not been remediated as of the date of this Report.

Changes in Internal Control over Financial Reporting

Effective May 5, 2008 three new directors were appointed to our board, two of which also became members of our audit committee. Concurrently the board set the authorized number of directors to seven, and there are no vacant positions on our board or audit committee.

To address the quantity of accounting personnel at our roll-forming business headquarters location we have taken actions such as performing additional reviews and analyses, but as of the date of this Report, the material weakness has not been fully remediated.

Except as described above, there have been no other changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are a party to several routine litigation proceedings incidental to our business, none of which would have a material adverse effect on our financial condition, business or operations.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors,” included in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
10.1	Amendment Agreement dated as of May 5, 2008 among Noble International, Ltd., ArcelorMittal S.A. and Robert J. Skandalaris.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Office (Principal Executive Officer) and the Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBLE INTERNATIONAL, LTD.

Dated: May 9, 2008	By:	/S/ DAVID J. FALLON
David J. Fallon
Chief Financial Officer