Form 10-Q
period 2008-06-30
NOBLE INTERNATIONAL, LTD.
filed 2008-08-07
CIK 1034258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2008 was 23,671,760.

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

Part I – Financial Information

Item 1.	Financial Statements

NOBLE INTERNATIONAL, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$314,949	$182,657	$629,047	$342,728
Cost of sales	283,773	168,650	573,976	315,129

Gross margin	31,176	14,007	55,071	27,599
Selling, general and administrative expenses	19,247	7,743	40,117	15,256

Operating profit	11,929	6,264	14,954	12,343
Interest income	175	72	260	159
Interest expense	(5,772)	(3,200)	(11,782)	(6,147)
Loss on extinguishment of debt	(929)	—	(929)	(3,285)
Net loss on derivative instruments	—	(1,751)	—	(1,751)
Other income, net	2,527	1,559	3,047	1,227

Income before income taxes, minority interest and equity loss	7,930	2,944	5,550	2,546
Income tax (benefit) expense	(1,274)	736	(1,990)	129

Income before minority interest and equity loss	9,204	2,208	7,540	2,417
Minority interest, net of tax	(235)	(289)	(527)	(464)
Equity loss, net of tax	(6)	(71)	(34)	(291)

Net income	$8,963	$1,848	6,979	1,662

Basic earnings per common share	$0.38	$0.13	$0.30	$0.12

Diluted earnings per common share	$0.35	$0.13	$0.30	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBLE INTERNATIONAL, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$14,897	$3,332
Accounts receivable, trade, net	181,690	160,664
Inventories, net	64,409	81,500
Unbilled customer tooling, net	6,909	8,825
Prepaid expenses	3,932	3,804
Income taxes receivable	4,705	5,842
Value added tax receivable	8,575	11,117
Deferred income taxes	3,544	3,781
Assets held for sale	2,248	—
Other current assets	11,127	12,625

Total Current Assets	302,036	291,490

Property, Plant and Equipment, net	264,762	264,163

Other Assets:
Goodwill	152,312	155,100
Other intangible assets, net	79,696	78,330
Other assets, net	15,935	14,608

Total Other Assets	247,943	248,038

Total Assets	$814,741	$803,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$164,566	$152,868
Accrued liabilities	32,386	35,125
Valued added tax payable	6,774	3,831
Current maturities of long-term debt	37,413	49,795
Contingent consideration	15,705	14,746
Income taxes payable	1,074	1,021

Total Current Liabilities	257,918	257,386

Long-Term Liabilities:
Long-term debt, excluding current maturities	146,522	205,690
Convertible subordinated notes	86,216	36,216
Deferred income taxes	35,545	35,605
Other liabilities	10,180	10,018

Total Long-Term Liabilities	278,463	287,529

Minority Interest	6,168	5,641

Commitments and Contingencies (Note 16)

Stockholders’ Equity
Common stock	16	16
Additional paid-in capital	223,177	222,057
Retained earnings	19,300	16,109
Accumulated other comprehensive income, net	29,699	14,953

Total Stockholders’ Equity	272,192	253,135

Total Liabilities and Stockholders’ Equity	$814,741	$803,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBLE INTERNATIONAL, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$6,979	$1,662
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest	527	464
Equity loss	34	291
Loss on extinguishment of debt	929	3,285
Net loss on derivative instruments	—	1,751
Amortization of financing fees included in interest expense	1,001	258
Depreciation and amortization	26,643	9,768
Deferred income taxes	(1,416)	(156)
Share-based compensation expense	230	392
Gain on sale of property, plant and equipment	51	(2)
Changes in operating assets and liabilities, net of acquisitions and foreign exchange:
Accounts receivable	(14,762)	(21,234)
Inventories	20,560	(1,353)
Prepaid and other assets	7,022	5,128
Accounts payable	7,967	20,985
Income taxes payable or receivable	1,313	691
Accrued liabilities	6,684	951
Excess tax benefit from share-based compensation arrangements	184	(164)

Net cash provided by operating activities	63,946	22,717

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,314)	(13,890)
Proceeds from sale of property, plant and equipment	1,230	220
Investment in joint ventures	(814)	(187)
Additional direct costs paid for Pullman acquisition	—	(37)

Net cash used in investing activities	(15,898)	(13,894)

Cash flows from financing activities:
Net (payments) borrowings on revolving credit facilities	(23,192)	5,390
Repayments of borrowings under term loans	(86,124)	(7,070)
Repayments under other debt agreements	(3,829)	(1,178)
Proceeds from issuance of convertible subordinated debt	50,000	—
Proceeds from issuance of subordinated debt	31,249	—
Proceeds from issuance of common stock	187	1,163
Dividends paid on common stock	(3,788)	(2,262)
Financing fees	(937)	(90)
Excess tax benefit from share-based compensation arrangements	148	164

Net cash used in financing activities	(36,286)	(3,883)

Effect of exchange rate changes on cash and cash equivalents	(197)	28

Net increase (decrease) in cash and cash equivalents	11,565	4,968
Cash and cash equivalents at beginning of period	3,332	6,587

Cash and cash equivalents at end of period	$14,897	$11,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBLE INTERNATIONAL, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$8,963	$1,848	$6,979	$1,662
Other comprehensive income:
Foreign currency translation adjustments, net	307	1,631	14,311	1,649
Change in unrecognized loss on derivative instruments and other, net	1,186	59	435	59

Other comprehensive income	1,493	1,690	14,746	1,708

Comprehensive income	$10,456	$3,538	$21,725	$3,370

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective, except as described below, for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which amends SFAS 157 to exclude FASB Statement No. 13, “Accounting for Leases,” (“SFAS 13”)

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted the provisions of SFAS 157 as it applies to financial assets and liabilities, and it did not have a material effect on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS 141(R) retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the requirements of SFAS 141(R) and has not yet determined the impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”), which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not believe that the adoption of SFAS 161 will have a material effect on its consolidated financial statements.

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of FSP 142-3 must be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. The Company does not believe that the adoption of FSP 142-3 will have a material effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not believe that the adoption of SFAS 162 will have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” FSP 03-6-1 indicates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The Company does not believe that the adoption of FSP 03-6-1 will have a material effect on its consolidated financial statements.

Note 2 – Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company.

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

The following table reconciles the numerators and denominators of the basic and diluted per-share computations.

	Three Months Ended June 30,
	2008			2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts
	(in thousands, except per share amounts)
Basic earnings per share	$8,963	23,661	$0.38	$1,848	14,138	$0.13
Effect of dilutive securities:
Share-based compensation	—	1	—	—	20	—
Convertible subordinated notes	910	4,840	(0.03)	—	—	—

Diluted earnings per share	$9,873	28,502	$0.35	$1,848	14,158	$0.13

	Six Months Ended June 30,
	2008			2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts
	(in thousands, except per share amounts)
Basic earnings per share	$6,979	23,634	$0.30	$1,662	14,133	$0.12
Effect of dilutive securities:
Share-based compensation	—	22	—	—	24	—

Diluted earnings per share	$6,979	23,656	$0.30	$1,662	14,157	$0.12

The following securities would have had an anti-dilutive effect on earnings per share and are therefore excluded from the computations above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Convertible subordinated notes	—	1,667	3,446	1,671

Note 3 – Supplemental Cash Flow Information

Purchases of property, plant, and equipment (“PP&E”) and changes in accounts payable have been adjusted in the Condensed Consolidated Statements of Cash Flows (Unaudited) to reflect PP&E amounts included in accounts payable. These increases in accounts payable were $1.7 million and $6.3 million, at June 30, 2008 and 2007, respectively. These adjustments allow for the presentation of actual cash paid for PP&E in each year presented.

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Cash paid for interest	$12,675	$4,371

Cash (received) paid for taxes, net	$(1,845)	$2,096

Note 4 – Inventories, Net

The major components of inventories, net are as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Raw materials	$23,462	$29,913
Work in process	14,429	16,220
Finished goods	27,261	36,089
Reserve for obsolete inventory	(743)	(722)

Total	$64,409	$81,500

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

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

party; (iv) seek to place a representative on the other party’s board of directors or seek to call a meeting of stockholders of the other party; or (v) solicit or assist any person with respect to any business transaction involving the other party.

Under the standstill and stockholder agreement, if ArcelorMittal were to sell 1.0 million or more shares of its common stock in the Company to a third party, then Mr. Skandalaris would have the right to sell his common stock in the Company (at the same price and on the same terms). Similarly, Mr. Skandalaris (or his estate) would have certain put rights to ArcelorMittal following his death, disability or removal from the Company’s board of directors or as the chairman thereof, but, if such rights were not exercised following the expiration of the put term, ArcelorMittal would have certain call rights to purchase all of Mr. Skandalaris’ stock. In addition, if the parties disagreed regarding a strategic matter for the Company, then ArcelorMittal would have the option to call all of Mr. Skandalaris’ shares at a pre-determined price. If ArcelorMittal did not exercise its call option, Mr. Skandalaris would have the option to put all of his shares to ArcelorMittal at a pre-determined price. If ArcelorMittal declined to purchase Mr. Skandalaris’ shares, then the standstill provisions preventing Mr. Skandalaris from selling his shares would terminate, but the other provisions of the standstill and stockholder agreement would remain in place. Lastly, should Mr. Skandalaris voluntarily resign from the Company’s board of directors or refuse to serve as a director, the restrictions on Mr. Skandalaris to sell his shares during the first two years following the closing of the Arcelor Transaction would no longer apply, except that ArcelorMittal would have a right of first refusal on any shares that Mr. Skandalaris determined to sell.

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

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

Financial Information

Results of operations for the Arcelor Business are included in the Company’s financial statements beginning September 1, 2007. The unaudited pro forma combined historical results for the three and six month periods ended June 30, 2007, as if the Company had acquired the Arcelor Business at the beginning of 2007, are estimated to be as follows:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
	(in thousands, except per share amounts)
Pro Forma Information
Net sales	$350,467	$645,830
Net income	9,109	12,660
Basic earnings per common share	0.39	0.54
Diluted earnings per common share	0.39	0.54

The pro forma information includes adjustments for depreciation and the effect of the amortization of intangible assets recognized in the acquisition, income taxes, and other accounting adjustments recognized in recording the combination. This pro forma information is not necessarily indicative of future operating results.

The Company has completed a preliminary allocation of the purchase price for its Arcelor Business acquisition pursuant to purchase accounting requirements. The preliminary allocation was based upon initial valuations and estimates of certain assets and liabilities and is subject to adjustment as additional information is obtained. Such additional information includes, but is not limited to, the valuation of certain contracts with ArcelorMittal, and the evaluation of plant consolidation and related exit costs. During the first half of 2008, the Company updated its preliminary purchase price allocation, and goodwill decreased by $7.7 million, primarily due to a change in the working capital adjustment of approximately $8.5 million.

Note 6 – Goodwill

The change in goodwill during the six months ended June 30, 2008 was as follows:

	North America Segment	Europe and Rest of World Segment	Corporate and Other	Total
	(in thousands)
Balance, December 31, 2007	$84,748	$69,976	$376	$155,100
Arcelor acquisition adjustments	236	(7,880)	—	(7,644)
Foreign currency impact	170	4,686	—	4,856

Balance, June 30, 2008	$85,154	$66,782	$376	$152,312

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” management reviews the recoverability of goodwill, at least annually, as of June 30 and any other time events or circumstances indicate a potential change in recoverability. Goodwill impairment is determined using a two-step test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

reporting unit exceeds its carrying amount, goodwill is not considered impaired and the second test is unnecessary. The second step of the goodwill impairment test is used to measure the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

Prior to the closing of the Arcelor Transaction on August 31, 2007, the Company determined it had one reporting unit for goodwill impairment testing purposes. As a result of the Arcelor Transaction and subsequent reorganization of its business, the Company determined that it had two reporting units, North America and Europe and Rest of World. The Company continues to use June 30 as its annual impairment test date for its North America reporting unit and has elected to use August 31 as its annual impairment date for its Europe and Rest of World reporting unit.

The Company utilizes two approaches to calculate the fair value of its reporting units. The first approach uses a discounted cash flow analysis using estimates of the Company’s future cash flows and weighted-average cost of capital. The Company estimates its future cash flows using internal budget information based upon independent forecasts of future automotive volumes.

The second approach is a market value approach based upon multiples of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) to market capitalization plus total debt (“Market Enterprise Value”) of a market basket of companies considered comparable to the Company. The Company obtains the average Market Enterprise Value to EBITDA multiple for mergers and acquisition activity for the trailing twelve-month period from an independent source and also used publicly available data for a market basket of comparable companies. These multiples are then applied to the Company’s internally forecasted EBITDA to arrive at an estimated fair value of the reporting unit.

The Company is currently performing its goodwill valuation as of June 30, 2008 for its North America reporting unit and expects to complete it during the third quarter of 2008.

Note 7 – Other Intangible Assets, Net

Other intangible assets, net, consisted of the following:

	June 30, 2008			December 31, 2007
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
	(in thousands)
Customer contracts	$80,025	$(6,662)	$73,363	$75,903	$(3,857)	$72,046
Technology	6,840	(785)	6,055	6,840	(556)	6,284
Other	290	(12)	278	—	—	—

Total	$87,155	$(7,459)	$79,696	$82,743	$(4,413)	$78,330

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

Amortization expense was $1.5 million and $0.6 million for the three month periods ended June 30, 2008 and 2007, respectively, and $2.9 million and $1.1 million for the six month periods ended June 30, 2008 and 2007, respectively. Amortization expense by year is estimated to be as follows:

Year	(in thousands)
2009	$5,928
2010	5,928
2011	5,928
2012	5,928
2013	5,836

Note 8 – Long-Term Debt

ArcelorMittal Convertible Subordinated Note

On March 19, 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with ArcelorMittal pursuant to which ArcelorMittal agreed to provide subordinated debt financing to the Company in the form of a convertible subordinated note with a principal amount of $50.0 million. The convertible subordinated note was issued on March 20, 2008, bears interest at the rate of 6% per annum and matures on March 20, 2013. The conversion price is subject to reset and adjustment, as further described below. The proceeds from the issuance of the convertible subordinated note were used as follows: $10.0 million to pay down the U.S. and Canadian revolving credit facility and $40.0 million to pay down the U.S. and Canadian term loan. This transaction was accounted for as a debt extinguishment.

The convertible subordinated note is convertible into shares of the Company’s common stock, in whole or in part, from time to time until March 13, 2013. The convertible subordinated note initially is convertible into shares of the Company’s common stock at $15.75 per share based upon the principal amount outstanding, a price equal to a 25% premium over the simple average of each trading day’s volume weighted-average price (“Average Price”) from and including January 15, 2008 to and including February 15, 2008 (the “Initial Conversion Price”), subject to adjustment as follows: On each of June 30, September 30, and December 31, 2008 and March 31, 2009 (each, a “Reset Date”), the conversion price will adjust to the lower of: (a) the conversion price in effect at such Reset Date; and (b) a 30% premium over the Average Price for the 30 days ending on the last trading day immediately preceding such Reset Date (but not below a 30% premium over an Average Price of $8.00, i.e. $10.40 per share); provided that, in the absence of approval by the Company’s stockholders, in no event would the number of shares issuable upon conversion equal or exceed 20% of the Company’s outstanding shares on the date of disbursement of the loan. Accordingly, partial conversions of the loan would be permitted. As of June 30, 2008 the conversion price was reset to $10.40 per share. The conversion price also is subject to adjustment, from time to time, in certain events, including upon any stock split, stock dividend, recapitalization or otherwise, or the issuance of shares of the Company’s common stock or options or other securities convertible into or exchangeable for shares of the Company’s common stock at a price per share, or a conversion or exchange price per share, less than the conversion price of the convertible note then in effect. Upon conversion, the amount to be converted also will include accrued and unpaid interest, if any, and late charges, if any, with respect to the principal and interest converted.

Pursuant to the Securities Purchase Agreement, the Company agreed: (a) at its next annual meeting of stockholders, to submit for approval a proposal to allow the issuance of the shares upon conversion in accordance with NASDAQ Marketplace Rule 4350(i), to use its best efforts to solicit its stockholders’ approval of such issuance and to cause the board of directors to recommend to the

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

stockholders that they approve such proposal; (b) to avail itself of the “controlled company” exemption regarding corporate governance requirements under the NASDAQ listing requirements at any time that ArcelorMittal’s beneficial ownership (including shares held by ArcelorMittal’s affiliates) exceeds 50% of the outstanding shares of the Company’s common stock; and (c) promptly following (i) the closing under the Securities Purchase Agreement and (ii) the designation by ArcelorMittal of nominees to serve on the board of directors and board committees (the “Nominees”), to use its best efforts to cause the Nominees to be duly elected to fill vacancies on the board of directors in accordance with the standstill and stockholder agreement described above, as amended by the Agreement and Waiver.

At the Company’s 2008 Annual Meeting of Shareholders held on July 17, 2008, the Company’s shareholders approved the issuance of shares upon conversion of the convertible subordinated note to the extent the number of shares issuable upon conversion equal or exceed 20% of the Company’s outstanding shares on the date of disbursement of the loan.

U.S. and Canadian Credit Facility

The Company maintains a $70.0 million term loan and a $50.0 million revolving credit facility through a syndicate of commercial banks (collectively, the “U.S. and Canadian Credit Facility”). On March 20, 2008, the Company entered into a sixth amendment with the syndicate of commercial banks which modified the U.S. and Canadian Credit Facility to, among other things, (i) permit the Company to incur subordinated debt in the amount of $50.0 million as part of the convertible subordinated debt financing with ArcelorMittal, (ii) reduce the repayment of principal amounts under the term loan from quarterly installments of $3.25 million to quarterly installments of $1.25 million each and change the maturity date of the term loan to October 15, 2010, (iii) revise the levels of certain financial covenants and ratios, including the consolidated senior debt to EBITDA ratio and the consolidated EBITDA to interest ratio, (iv) delete a covenant to maintain a certain minimum unused revolving credit availability, and (v) reduce the amount of investments, intercompany loans or advances and additional subordinated debt permitted without consent of the majority lenders under the U.S. and Canadian Credit Facility. The sixth amendment also confirmed the requisite lenders’ waiver of any default or event of default of sections 7.11 and 7.12(b) of the U.S. and Canadian Credit Facility for the fiscal quarter ended December 31, 2007. The sixth amendment and the modifications set forth therein were effective as of March 20, 2008.

At June 30, 2008, the balances owed on the term loan and revolving credit facility were $12.5 million and $22.7 million, respectively. The U.S. and Canadian Credit Facility accrues interest at either a margin to the prime rate or LIBOR, at the Company’s option. At June 30, 2008, the interest rates on the term loan and revolving credit facility were 6.21% and 6.06%, respectively. The prime rate and LIBOR margins on the U.S. and Canadian Credit Facility will increase or decrease in future periods depending upon the Company’s total debt to EBITDA ratio. The Company was in compliance with all financial covenants related to this credit facility as of June 30, 2008.

European Credit Facility

The Company maintains a €78.0 million term loan (“European Term Loan”) and a €40.0 million revolving credit facility (“European Revolver”) (collectively, the “European Credit Facility”) through a syndicate of commercial banks. At June 30, 2008, the balance owed on the European Term Loan was $70.3 million. No amount was owed on the European Revolver at June 30, 2008. The European Credit Facility bears interest at a floating rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.8%. At June 30, 2008, the interest rate on the European Term Loan was 6.92%.

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

The European Credit Facility is subject to customary financial and other covenants including, but not limited to, a prohibition on the payment of dividends by the Company’s subsidiary, Noble European Holdings, B.V. (“Noble B.V.”), and limitations on acquisitions and business combinations by Noble B.V., a total debt to EBITDA ratio and a fixed charge coverage ratio. On March 28, 2008, the Company entered into an agreement with respect to its European Credit Facility. Pursuant to the agreement, the lenders agreed, among other things, to waive any default or event of default arising solely from the Company’s failure to comply with certain financial covenants as of December 31, 2007. This waiver was effective until May 2, 2008, at which date the Company would have been in default absent a €20.0 million prepayment on the European Term Loan. Such prepayment amount was funded on May 2, 2008 by the proceeds of a €20.0 million subordinated note provided to the Company by ArcelorMittal. The note expires 10 days after the expiration of the European Credit Facility (currently August 31, 2012), bears interest at EURIBOR plus an initial margin of 1.8% and calls for cash interest payments at the end of every June and December. The Company’s agreement with its European lenders allowed for the prepayment to be included as of March 31, 2008 for the purpose of calculating covenants. As such, the Company was in compliance with all financial covenants related to the European Credit Facility as of March 31, 2008 and June 30, 2008.

Mexican Credit Facility

The Company maintains a $7.9 million term loan (“Mexican Term Loan”) and a $4.5 million revolving credit facility (“Mexican Revolver”) with a commercial bank (collectively the “Mexican Credit Facility”). On February 2, 2008, the Mexican Revolver was amended to increase the revolving credit facility from $4.5 million to $6.4 million. On April 29, 2008, the Mexican Revolver was amended to increase the revolving credit facility from $6.4 million to $7.4 million.

The Mexican Term Loan accrues interest at LIBOR plus 3.5%, and the Mexican Revolver accrues interest at the prime rate. At June 30, 2008, the interest rates on the Mexican Term Loan and Mexican Revolver were 6.30% and 6.00%, respectively. As of March 31, 2008 and June 30, 2008, the Company was not in compliance with all of its covenants under the Mexican Credit Facility, but received waivers from the lender with respect to any defaults based on such non-compliance.

Note 9 – Derivatives and Hedging Activities

Derivatives and Hedging Activities

The Company accounts for derivative financial instruments in accordance SFAS 133. To manage interest rate risk, the Company enters into interest rate swap contracts to adjust the proportion of total debt that is subject to variable interest rates. The contracts fix the borrowing rate on floating rate debt to provide an economic hedge against the risk of rising rates.

Cash Flow Hedges

The Company has designated the following derivative instruments as cash flow hedges, which qualify for hedge accounting under SFAS 133. Therefore, changes in fair values are reported as a component of other comprehensive income (“OCI”), to the extent that the hedges are effective, until the underlying transaction is recognized in earnings.

On April 6, 2007, the Company entered into a three-year interest rate swap transaction with the Bank of Montreal. The swap effectively fixes the LIBOR component at 5.14% on a notional amount of $31.8 million at inception. The notional amount

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

decreases over time so that it is always equal to 50% of the outstanding U.S. and Canadian term loan principal balance. As part of the March 20, 2008 amendment to the U.S. and Canadian Credit Facility, the Company was no longer required to fix the interest rate on a portion of its term loan. Therefore, on March 27, 2008, the Company terminated this interest rate swap and paid the Bank of Montreal approximately $1.2 million. In accordance with the guidance in SFAS 133, the net loss on the interest rate swap will be reclassified from accumulated OCI to interest expense as the interest payments affect earnings through April 15, 2010.

On September 28, 2007, the Company entered into a 56-month interest rate swap transaction with BNP Paribas which was effective after the first principal payment on the European Term Loan on December 31, 2007. The swap effectively fixes the EURIBOR component at 6.14% on a notional amount of €35.1 million at inception. The notional amount of the swap will decrease proportionately with the outstanding balance on the loan as principal payments are made.

As of June 30, 2008, the Company had recorded a net loss on derivative instruments of approximately $0.5 million and $0.1 million, pre-tax and after-tax, respectively, in accumulated OCI. The amount of hedge ineffectiveness recorded in the Company’s Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2008 was not significant. The amounts recorded in accumulated OCI will be reclassified to interest expense as the Company accrues interest expense on the related debt obligation. As of June 30, 2008, a $0.3 million net loss is expected to be included in interest expense within the next 12 months.

The fair value of all derivative financial instruments recorded in the Company’s Condensed Consolidated Balance Sheets as assets and liabilities is as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Current assets	$220	$—
Non-current assets	303	—

Total assets	$523	$—

Current liabilities	$—	$126
Non-current liabilities	—	687

Total liabilities	$—	$813

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

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

The Company also guarantees a portion of SET’s senior debt. During the first half of 2008, this guarantee was reduced from $3.0 million to $2.0 million, and it will continue to be reduced by $0.5 million each quarter until June 30, 2009, provided that SET is in compliance with its bank covenants at the end of each quarter. Pursuant to the guidance in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and the Company’s valuation of the guarantee, the Company does not carry a liability for this guarantee at June 30, 2008.

SET provides the Company with blanking services, and the Company leases certain equipment and manufacturing floor space to SET. The Company also provides SET with certain sales and marketing, operational, financial and administrative services under a services agreement with SET (the “General Services Agreement”) in exchange for a fee of $0.6 million per year. In addition, in exchange for the services, the services agreement provides for the Company to be paid 15% of SET’s income before taxes in excess of $1.0 million during any fiscal year. No amounts were recognized under this additional provision during 2008 or 2007. The services agreement is cancellable at any time upon 60 days notice by SET after the Company’s investment in SET’s preferred stock has been repurchased by SET or transferred to a third party. In addition, the Company provides certain information technology services to SET in exchange for an annual payment of $0.2 million. This agreement is cancellable at any time by SET.

The following table summarizes the transactions that occurred with SET:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(thousands)
Purchases – blanking services	$770	$1,724	$1,924	$3,073
Preferred stock dividend income	1,272	848	1,272	1,152
Management fee income	307	461	307	461
Lease income – equipment and building	276	301	552	598
Services income	60	60	120	120
Other expenses invoiced to SET	649	241	1,009	433

The following table summarizes the balances outstanding with SET:

	June 30, 2008	December 31, 2007
	(in thousands)
Accounts receivable	$405	$1,041
Accounts payable	906	740

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

ArcelorMittal

In conjunction with the Arcelor Transaction, ArcelorMittal received shares of the Company’s common stock representing approximately 40% of the Company’s outstanding shares. ArcelorMittal subsequently purchased additional shares of the Company’s common stock which brought its ownership interest to approximately 49.95%. As part of the Arcelor Transaction, ArcelorMittal agreed to provide the Company with transition services, steel supply and related services. The following table summarizes the transactions that occurred with ArcelorMittal:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(in thousands)
Sales	$156,469	$292,368
Purchases of steel	94,427	185,069
Other expenses	7,637	11,776

The following table summarizes the balances outstanding with ArcelorMittal:

	June 30, 2008	December 31, 2007
	(in thousands)
Accounts receivable	$71,691	$42,527
Accounts payable	41,465	34,870

Note 11 – Income Taxes

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

The Company’s gross unrecognized tax benefits as of June 30, 2008 included $0.5 million which represented tax positions that, if recognized, would impact its effective tax rate. Also included in the balance of unrecognized tax benefits at June 30, 2008 are $4.3 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combinations. The unrecognized tax benefit will be recognized as a reduction of goodwill if it is realized in tax year 2008, or it will be recognized as a reduction of income tax expense if it is recognized after 2008 (after the adoption of SFAS 141(R)) and will affect the Company’s effective tax rate.

The Company has accrued interest and penalties related to unrecognized tax benefits based upon the statutes as outlined in the applicable government regulations. The accrued interest and penalties were recorded as interest expense consistent with the Company’s policy.

The Internal Revenue Service has started to examine the Company’s 2006 U.S. income tax return. At this time it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions. Although it is not possible to predict the timing of the conclusion of the audit, we anticipate that it will be completed by the end of 2009. It is reasonably possible that a change in the unrecognized tax benefits may occur, however, quantification of an estimated range cannot be made at this time.

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

Note 12 – Share-Based Compensation

Under SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), the fair value of share-based payment arrangements are recognized in the financial statements as period expenses, generally over the vesting period. Share-based compensation expense was not material for the three month period ended June 30, 2008 and was $0.4 million ($0.2 million net of tax) for the three month period ended June 30, 2007. The Company recorded $0.2 million ($0.1 million net of tax) and $0.4 million ($0.2 million net of tax) of share-based compensation expense for the six month periods ended June 30, 2008 and 2007, respectively. These income tax benefits were recognized as a result of permanent differences related to stock option exercises.

2006 Executive Stock Appreciation Rights Plan

The board of directors approved and adopted the 2006 Executive Stock Appreciation Rights Plan (“2006 SAR Plan”) effective as of March 1, 2006. The purpose of the 2006 SAR Plan is to provide incentive for business performance, to reward contributions toward goals consistent with the Company’s business strategy and to enable the Company to attract and retain highly qualified, motivated and experienced employees. The 2006 SAR Plan provides for the grant of cash awards based upon the increase in the value of the Company’s common stock from the date of grant through the date of exercise. There are 750,000 stock appreciation rights (“SARs”) authorized under the 2006 SAR Plan, and as of June 30, 2008, 350,000 SARs are available for issuance. The SARs expire ten years after the expiration of each graded vesting period.

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

	June 30, 2008	December 31, 2007
Assumptions
Risk-free rate	4.3%	4.3%
Dividend yield	7.2%	2.0%
Estimated volatility	50.1%	48.8%
Expected term (years)	9.9	4.7
Exercise price	$17.16	$17.16

Estimated fair value	$0.30	$4.00

The fair value of the SARs is amortized to compensation expense on a straight-line basis over the four year vesting period. The Company reversed $0.5 million of previously recognized compensation expense for the SARs for the six month period ended June 30, 2008 due to a decline in the fair value of the SARs at June 30, 2008. The Company recognized $0.4 million and $0.3 million of

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

compensation expense for the SARs for the three and six month periods ended June 30, 2007, respectively. A liability for the SARs of $0.1 million and $0.6 million was recorded at June 30, 2008 and December 31, 2007, respectively, in other long-term liabilities. Additional compensation expense of $0.1 million will be recognized over the remaining vesting period of approximately three years, based upon the fair value at June 30, 2008. A summary of the 2006 SAR Plan is as follows:

	SARs	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding 12/31/07	400,000	$17.16	$144
Exercisable 12/31/07	100,000	17.16	36

Outstanding 6/30/08	400,000	17.16	—
Exercisable 6/30/08	162,500	16.74	—

2001 Stock Incentive Plans

In 2001, the board of directors adopted, and stockholders approved, the Employee Stock Incentive Plan and the Non-Employee Director Stock Incentive Plan (collectively, the “2001 Stock Incentive Plans”). The purpose of the 2001 Stock Incentive Plans is to advance the interests of the Company to attract and retain persons of ability to perform services for the Company by providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement by the Company of its economic objectives. The 2001 Stock Incentive Plans are administered by the Compensation Committee of the board of directors, which has the authority, subject to certain limitations, to make grants and modify the 2001 Stock Incentive Plans. The 2001 Stock Incentive Plans allow for the issuance of up to an aggregate of 900,000 shares of the Company’s common stock. As of June 30, 2008, 583,898 shares are eligible to be granted under the 2001 Stock Incentive Plans. The Company recognized $0.1 million and $0.05 million of compensation expense for common stock issued or amortized under the 2001 Stock Incentive Plans for the six month periods ended June 30, 2008 and 2007, respectively.

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

	Shares	Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding 12/31/07 (34,999 exercisable)	34,999	$5.33	$384
Exercised	(34,999)	5.33	42

Outstanding 6/30/08	—	—	—

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

The Company received $0.2 million from the issuance of new shares for stock options exercised during the six month period ended June 30, 2008.

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

The Company recognized $0.1 million of compensation expense for the stock options for the six month period ended June 30, 2008. Additional compensation expense of $0.7 million will be recognized over the remaining vesting period of approximately three years. Stock options outstanding at June 30, 2008 had a contractual life of approximately five years.

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

A summary of the 2007 Stock Option Plan is as follows:

	Shares	Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding 12/31/07	—	$—
Granted	250,000	14.70

Outstanding 6/30/08 (none exercisable)	250,000	14.70	$—

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

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(in thousands)
Service cost	$58	$115
Interest cost	34	68
Expected return on plan assets	(4)	(8)

Net periodic benefit cost	$88	$175

Note 14 – Restructuring Charges

On November 7, 2007, the Company announced to its employees its decision to close two of its manufacturing facilities, one located in Holt, Michigan employing approximately 50 employees and one located in South Haven, Michigan employing approximately 200 employees. Both facilities are included in the Company’s North America segment. The Company will relocate certain production from these facilities to other existing facilities. The closing of these facilities is intended to optimize synergies among product lines, reduce excess capacities across the Company’s facilities and improve logistical efficiencies. Each of these facilities was acquired in connection with acquisitions completed in the past 18 months. The Company completed the closure of the Holt facility during the second quarter of 2008 and classified the building and land as assets held for sale. An active program to sell the building and land has been initiated. The Company expects to complete the closure of the South Haven (West) facility during the fourth quarter of 2008.

In connection with these plant closings, the Company estimates that it will incur employee termination costs of $1.1 million, which consists of $0.3 million for employees at its Holt facility and $0.8 million for employees at its South Haven (West) facility. The affected employees are required to render service until they are terminated. Therefore, the expense is recognized ratably over the employees’ future service period.

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

A summary of the Company’s restructuring liability is as follows:

Employee Termination Costs
(in thousands)
Balance December 31, 2007	$326
Charges	752
Payments	(302)

Balance June 30, 2008	$776

The Company also expects to incur approximately $2.3 million for capital expenditures at the facilities that will absorb production from Holt and $0.1 million for equipment relocation and infrastructure costs. In addition, the Company expects to incur approximately $1.7 million for capital expenditures at the facilities that will absorb production from South Haven (West), $0.9 million for manufacturing costs primarily related to inventory build-up and $1.6 million for equipment relocation and infrastructure costs. As of June 30, 2008, the Company has incurred $2.7 million of capital expenditures and $0.9 million of equipment relocation and infrastructure costs. All capital expenditures were recorded as fixed assets and depreciated in accordance with the Company’s policies while the remainder of the costs were expensed as incurred.

Pursuant to the terms of the Share Purchase Agreement dated as of March 15, 2007 between the Company and ArcelorMittal, the Company expects to be reimbursed by ArcelorMittal for up to $1.3 million of the foregoing costs relating to the closure of the Holt facility. As of June 30, 2008, no reimbursement has been recognized in the Company’s consolidated financial statements.

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

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

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

	North America	Europe and Rest of World	Corporate and Other	Total
	(in thousands)
Three Months Ended June 30, 2008
Sales	$143,668	$170,288	$993	$314,949
Operating profit (loss)	1,545	14,751	(4,367)	11,929

Six Months Ended June 30, 2008
Sales	311,876	315,633	1,538	629,047
Operating profit (loss)	4,466	20,628	(10,140)	14,954

As of June 30, 2008
Total assets	355,030	442,542	17,169	814,741

Note 16 – Commitments and Contingencies

The Company is subject to ordinary, routine, legal proceedings, as well as demands, claims and threatened litigation, that arise in the course of its business. The ultimate outcome of any litigation is uncertain. Unfavorable outcomes could have adverse effects on the Company’s business, results of operations and financial condition. However, the Company does not believe that any of these pending proceedings would have effects that are materially adverse to its business, results of operations or financial condition if ultimately decided adversely to it.

Note 17 – Subsequent Events

In July 2008, the Company consummated a transaction with SET pursuant to which SET agreed to redeem all of the common and preferred shares held by the Company for $1.9 million. As a result of this transaction, the Company was released from its guarantee of SET’s senior debt and relinquished its rights to appoint a representative on SET’s board of directors. The General Services Agreement was also terminated as a result of the transaction.

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

Net Sales. Net sales for the three months ended June 30, 2008 were $314.9 million, an increase of $132.3 million, or 72.4%, compared to the same period in 2007. Net sales for the six months ended June 30, 2008 were $629.0 million, an increase of $286.3 million, or 83.5%, compared to the same period in 2007. The increase in sales for the three-month period ended June 30, 2008 was attributable primarily to the acquisition of the Arcelor Business in the third quarter of 2007, which contributed $166.2 million to net sales. The remaining $33.9 million decrease in net sales consisted of a $37.8 million reduction due to significantly depressed North American light vehicle production offset by $1.2 million of increased steel pass through pricing, $0.9 million of increased prototype and tooling sales, and a $1.8 million increase related to foreign exchange translation. The increase in sales for the six-month period ended June 30, 2008 was attributable primarily to the acquisition of the Arcelor Business in the third quarter of 2007, which contributed $314.6 million to net sales. The remaining $28.3 million decrease in net sales consisted of a $45.5 million reduction due to significantly depressed North American light vehicle production and a $2.0 million reduction resulting from the resolution of commercial pricing negotiations with certain customers. These reductions were partially offset by $2.5 million of increased steel pass through pricing, $11.4 million of increased prototype and tooling sales, and a $5.3 million increase related to foreign exchange translation.

Cost of Sales. Cost of sales for the three-month period ended June 30, 2008 was $283.8 million, an increase of $115.1 million, or 68.3%, compared to the same period in 2007. Cost of sales for the six-month period ended June 30, 2008 was $574.0 million, an increase of $258.8 million, or 82.1%, compared to the same period in 2007. The increase in cost of sales for the three-month period ended June 30, 2008 was attributable primarily to the acquisition of the Arcelor Business in the third quarter of 2007, which contributed $144.3 million to cost of sales. The remaining $29.2 million decrease in cost of sales was primarily the result of a $31.9 million reduction due to significantly depressed North American light vehicle production and $2.5 million related to reduced product launch activity in our roll-forming facilities. These reductions were offset by $1.2 million of increased steel pass through pricing, $1.2 million of increased prototype and tooling cost, $0.6 million of increased fixed overhead costs, $0.6 million of additional direct labor health benefit expense, and a $1.6 million increase related to foreign exchange translation. The increase in cost of sales for the six-month period ended June 30, 2008 was attributable primarily to the acquisition of the Arcelor Business in the third quarter of 2007, which contributed $278.7 million to cost of sales. The remaining $19.9 million decrease in cost of sales was primarily the result of a $36.3 million reduction due to significantly depressed North American light vehicle production and $5.5 million related to reduced product launch activity in our roll-forming facilities. These reductions were offset by $2.5 million of increased steel pass through pricing, $10.2 million of increased prototype and tooling cost, $1.5 million of increased fixed overhead costs, $1.0 million of additional direct labor health benefit expense, $1.1 million of additional variable costs primarily related to new program launches in our Mexican operations, $0.7 million of severance costs related to our previously announced North American plant closures and a $4.9 million increase related to foreign exchange translation. Cost of sales as a percentage of net sales decreased to 90.1% for the three-month period ended June 30, 2008 from 92.3% in the same period in 2007. Cost of sales as a percentage of sales decreased to 91.2% for the six-month period ended June 30, 2008 from 91.9% for the same period in 2007.

Gross Margin. Gross margin for the three-month period ended June 30, 2008 was $31.2 million, an increase of $17.2 million, or 122.6%, compared to the same period in 2007. Gross margin for the six-month period ended June 30, 2008 was $55.1 million, an increase of $27.5 million, or 99.5%, compared to the same period in 2007. Gross margin as a percentage of net sales increased to 9.9% for the three-month period ended June 30, 2008 from 7.7% in the same period in 2007. Gross margin as a percentage of net sales increased to 8.8% for the six-month period ended June 30, 2008 from 8.1% in the same period in 2007. The reasons for the changes in gross margin for the three- and six-month periods ended June 30, 2008 are due to the factors discussed above in Net Sales and Cost of Sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the three-month period ended June 30, 2008 was $19.2 million, an increase of $11.5 million, or 148.6%, compared to the same period in 2007. SG&A for the six-month period ended June 30, 2008 was $40.1 million, an increase of $24.9 million, or 163.0%, compared to the same period in 2007. For the three- and six-month periods ended June 30, 2008, SG&A as a percentage of net sales (6.1% and 6.4%, respectively) increased compared to the three- and six-month periods ended June 30, 2007 (4.2% and 4.5%, respectively). The increase in SG&A was mainly due to the inclusion of the Arcelor Business in our results of operations for the three- and six-month periods ended June 30, 2008 of $7.5 million and $16.1 million, respectively, of which $0.5 million and $1.2 million, respectively, were expenses related to professional fees associated with establishing the stand-alone accounting and finance functions in Europe. The remaining $4.0 million increase for the three-month period ended June 30, 2008 was driven primarily by a $1.4 million increase in salaries and health benefits due to additional headcount to support our growth and $1.9 million of incremental audit, tax, legal, severance, and other fees associated with the convertible debt transaction with ArcelorMittal and certain ongoing litigation. The remaining $8.8 million increase for the six-month period ended June 30, 2008 was driven primarily by a $2.8 million increase in salaries and health benefits due to additional headcount to support our growth and $4.5 million of incremental professional fees, severance costs, and other fees associated with the convertible debt transaction with ArcelorMittal.

Operating Profit. Operating profit for the three-month period ended June 30, 2008 was $11.9 million, an increase of $5.7 million, or 90.4%, compared to the same period in 2007. Operating profit for the six-month period ended June 30, 2008 was $15.0 million, an increase of $2.6 million, or 21.2%, compared to the same period in 2007. Operating profit as a percentage of net sales for the three months ended June 30, 2008 was 3.8% compared to 3.4% for the same period in 2007. Operating profit as a percentage of net sales for the six months ended June 30, 2008 was 2.4% as compared to 3.6% for the same period in 2007. The reasons for the changes in operating profit for the three- and six-month periods ended June 30, 2008 are due to the factors discussed above in Cost of Sales and Selling, General and Administrative Expenses.

The Europe/Rest of World segment reported operating profit of $14.8 million for the three-month period ended June 30, 2008. This represents an increase of $8.9 million compared to the three-month period ended March 31, 2008. The increase in operating profit was driven primarily by margin on higher volumes, operational efficiencies, improved scrap pricing, timing of steel price increases and a reduction in professional fees.

Interest Income. Interest income for the three-month period ended June 30, 2008 was $0.2 million, an increase of $0.1 million compared to the same period in 2007. Interest income for the six-month period ended June 30, 2008 was $0.3 million, an increase of $0.1 million compared to the same period in 2007. Interest income increased due to the additional cash available in our European operations.

Interest Expense. Interest expense for the three-month period ended June 30, 2008 was $5.8 million, an increase of $2.6 million compared to the same period in 2007. Interest expense for the six-month period ended June 30, 2008 was $11.8 million, an increase of $5.6 million compared to the same period in 2007. The higher interest expense was primarily related to the additional debt incurred pursuant to the Arcelor Business acquisition.

Loss on Extinguishment of Debt. As a result of the convertible debt transaction with ArcelorMittal during the first quarter of 2008, we determined that a debt extinguishment had occurred and recognized a loss on debt extinguishment of approximately $0.9 million for the three-month and six-month periods ended June 30, 2008. As a result of the amendments made to our convertible subordinated notes during the first quarter of 2007, we determined that a debt extinguishment had occurred and recognized a loss on debt extinguishment of approximately $3.3 million during the six-month period ended June 30, 2007.

Net Loss on Derivative Instruments. During the second quarter of 2007, we entered into three derivative transactions, two of which were contingent upon the acquisition of the Arcelor Business. We determined that while our contingent interest rate swap provided economic hedges, they did not qualify for hedge accounting treatment. Accordingly, we recorded a loss of approximately $1.8 million in the second quarter of 2007 as a result of recording these instruments at fair value as of June 30, 2007.

Other Income, Net. Other income, net for the three-month period ended June 30, 2008 was $2.5 million, an increase of $1.0 million compared to the same period in 2007. Other income, net for the six-month period ended June 30, 2008 was $3.0 million, an increase of $1.8 million compared to the same period in 2007. Other income, net for the three-month period ended June 30, 2008 was primarily driven by dividend income of $1.3 million and management fee income of $0.3 million from SET Enterprises, Inc. (“SET”), foreign currency gains of $0.5 million, and commission income from our joint venture in Shanghai, China of $0.6 million. Other income, net for the three-month period ended June 30, 2007 included dividend income of $0.8 million and management fee income of $0.5 million from SET and foreign currency gains of $0.4 million. Other income, net for the six-month period ended June 30, 2008 was primarily driven by dividend income of $1.3 million and management fee income of $0.3 million from SET, foreign currency gains of $0.7 million, and commission income from our joint venture in Shanghai, China of $0.9 million. Other income, net for the six-month period ended June 30, 2007 included dividend income of $1.1 million and management fee income of $0.5 million from SET offset by foreign currency losses of $0.4 million.

Income Tax (Benefit) Expense. Income tax (benefit) expense for the three-month periods ended June 30, 2008 and 2007 was ($1.3) million and $0.7 million, respectively. Income tax (benefit) expense for the six-month periods ended June 30, 2008 and 2007 was ($2.0) million and $0.1 million, respectively. A tax benefit of $1.4 million was recorded on the loss from extinguishment of debt during the first quarter of 2007. Excluding this tax benefit, the effective tax rate for the three-month period ended June 30, 2007 was 26% compared to (16%) for the same period in 2008. The effective tax rate for the six-month period ended June 30, 2007 was 28% (excluding the tax benefit for the loss from extinguishment of debt) compared to (36%) for the same period in 2008. The decrease in the effective tax rate for the three and six-month periods ended June 30, 2008 was due to a local country profits exemption realized by a foreign subsidiary offset by an increase in taxes due to the introduction of the new Mexican flat tax regime and an increase in valuation allowances at certain foreign subsidiaries.

Minority Interest, Net of tax. Minority interest represents our partner’s 49% share of the net earnings from our facility in Silao, Mexico. Minority interest for the three- and six-month periods ended June 30, 2008 was $0.2 million and $0.5 million, respectively. Minority interest for the three- and six-month periods ended June 30, 2007 was $0.3 million and $0.5 million, respectively.

Equity Loss, Net of Tax. Equity loss for the three- and six-month periods ended June 30, 2008 was $0.006 million and $0.03 million, respectively. Equity loss for the three- and six-month periods ended June 30, 2007 was $0.1 million and $0.3 million, respectively. For both periods, the decrease is primarily a result of discontinuing the application of the equity method of accounting for our investment in SET in January 2008, as our investment in SET was previously reduced to zero.

Net Earnings. As a result of the foregoing factors, our net earnings for the three-month period ended June 30, 2008 were $9.0 million, an increase of $7.1 million, or 385.0%, compared to the same period in 2007. Net earnings for the six-month period ended June 30, 2008 were $7.0 million, an increase of $5.3 million, or 319.9%, compared to the same period in 2007.

Liquidity and Capital Resources

Our cash requirements have historically been satisfied through a combination of cash flow from operations, equity issuances and debt financings. Working capital needs and capital equipment requirements have increased as a result of our growth and are expected to continue to increase as a result of anticipated growth. Anticipated increases in required working capital and capital equipment expenditures are expected to be met primarily from cash flow from operations, equity issuances and debt financing. As of June 30, 2008, we had net working capital of $44.1 million.

Cash Flows

Net cash provided by operating activities increased $41.2 million to $63.9 million for the six-month period ended June 30, 2008 from $22.7 million for the six-month period ended June 30, 2007. This $41.2 million increase was driven by $17.3 million of additional cash provided by our net income adjusted for non-cash items and by $24.0 million of additional cash provided by changes in net working capital. The increase in cash provided by our net income adjusted for non-cash items was driven by our growth activities in the latter half of 2007, primarily the Arcelor Business acquisition. The increase in cash provided by changes in net working capital in the six month period ended June 30, 2008 was primarily driven by a reduction of inventory levels.

Net cash used in investing activities increased $2.0 million to $15.9 million for the six-month period ended June 30, 2008 from $13.9 million for the six-month period ended June 30, 2007. The increase is primarily due to a $2.4 million increase in purchases of property, plant and equipment and $0.6 million of increased investments in joint ventures, offset by $1.0 million of additional proceeds from the sale of certain property, plant and equipment.

Net cash used in financing activities increased $32.4 million to $36.3 million for the six-month period ended June 30, 2008 from $3.9 million for the six-month period ended June 30, 2007. The increase was primarily driven by $110.3 million of net payments on term loans, revolving credit facilities and other debt agreements partially offset by $81.2 million of proceeds from the issuance of a convertible subordinated note and a subordinated note. We had increased dividends paid of $1.5 million due to the additional common shares issued as a result of the Arcelor Business acquisition and increased financing fees of $0.8 million related to amendments of existing credit agreements and the issuance of the convertible subordinated note. We also had a $1.0 million reduction in the proceeds from the issuance of common stock.

Primary Credit Facilities

We maintain a $70.0 million term loan and a $50.0 million revolving credit facility through a syndicate of commercial banks (collectively, the “U.S. and Canadian Credit Facility”). The U.S. and Canadian Credit Facility is subject to customary financial and other covenants including, but not limited to, limitations on debt, consolidations, mergers, and sales of assets, and bank approval on acquisitions over $15.0 million. On February 15, 2008, we entered into a limited waiver letter with respect to our compliance with certain financial covenants as of December 31, 2007. On March 20, 2008, we entered into a sixth amendment with the syndicate of commercial banks to, among other things, permit us to incur $50.0 million of subordinated debt as part of a convertible debt financing with ArcelorMittal, revise the levels of certain financial covenants and ratios and reduce the amount of scheduled principal payments. See “Item 1. Financial Statements; Note 8 – Long-Term Debt” for additional information regarding the modifications to our U.S. and Canadian Credit Facility.

On March 19, 2008, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with ArcelorMittal pursuant to which ArcelorMittal agreed to provide subordinated debt financing to us in the form of a convertible subordinated note with a principal amount of $50.0 million. The convertible subordinated note was issued on March 20, 2008, bears interest at the rate of 6% per annum and matures on March 20, 2013. The conversion price is subject to reset and adjustment. The proceeds from the issuance of the convertible subordinated note were used as follows: $10.0 million to pay down the U.S. and Canadian revolving credit facility and $40.0 million to pay down the U.S. and Canadian term loan. See “Item 1. Financial Statements; Note 8 – Long-Term Debt” for additional information on the terms of this debt financing.

We maintain a €78.0 million term loan (“European Term Loan”) and a €40.0 million revolving credit facility (“European Revolver”) (collectively, the “European Credit Facility”) with a syndicate of banks. On March 28, 2008, we entered into an agreement with respect to our European Credit Facility. Pursuant to the agreement, the lenders agreed, among other things, to waive any default or event of default arising solely from our failure to comply with certain financial covenants as of December 31, 2007. This waiver is effective until May 2, 2008, at which date we would have been in default absent a €20.0 million prepayment on the European Term Loan. The prepayment was funded on May 2, 2008 by the proceeds of a €20.0 million subordinated note provided to us by ArcelorMittal. The convertible subordinated note expires 10 days after the expiration of the European Credit Facility (currently August 31, 2012), bears interests at EURIBOR plus an initial margin of 1.80% and requires interest payments at the end of every June and December. Our agreement with our European lenders allowed for the prepayment to be included as of March 31, 2008 for the purpose of calculating covenants. As such, we were in compliance with all of our financial covenants related to the European Credit Facility as of March 31, 2008 and June 30, 2008.

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

Foreign Currency Risk

We are exposed to the impact of foreign currency fluctuations. International revenues from our foreign subsidiaries were approximately 64% of net sales for the six months ended June 30, 2008. Our primary foreign currency exposures are the Canadian Dollar, Mexican Peso, Euro, UK Sterling and Australian Dollar. In general, where possible, we manage our exposures to foreign currency assets, liabilities and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and matching revenues with expenses in the same currency, and as such, certain exposures are naturally offset. However, as of June 30, 2008, our Mexico operations, whose functional currency is the Mexican Peso, had net U.S. Dollar liability exposure of approximately $15.4 million. Based upon this exposure, for every one percent increase (decrease) in the value of the Mexican Peso versus the U.S. Dollar, we would recognize a foreign currency transaction gain (loss) of approximately $0.2 million. We recognized a foreign exchange transaction gain of $0.5 million and $0.1 million for the three-month periods ended June 30, 2008 and 2007, respectively and a foreign exchange transaction gain (loss) of $0.7 million and ($0.6) million for the six-month periods ended June 30, 2008 and 2007, respectively.

Interest Rate Sensitivity

Our financial results are affected by changes in U.S. and foreign interest rates due primarily to our various credit facilities containing variable interest rates when we borrow under these credit facilities. The balance of our variable interest rate debt as of June 30, 2008 was $99.1 million. Based upon this exposure, and including the effects of our interest rate swap, for every annualized one percent increase (decrease) in the U.S. and foreign interest rates, we would recognize an additional annualized interest expense (benefit) of $1.0 million.

We invest any excess cash balances in overnight and other short-term investments that may be impacted by changes in interest rates. We do not hold any other financial instruments that are subject to market risk (interest rate risk and foreign exchange rate risk).

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, with the participation of management, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this Report. Based upon this evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2008 due to the fact that one of the material weaknesses reported in our Annual Report on Form 10-K and on Form 10-K/A for the period ended December 31, 2007 has not been remediated as of the date of this Report.

Changes in Internal Control over Financial Reporting

Effective May 5, 2008, three new directors were appointed to our board, two of which also became members of our audit committee. Concurrently, the board set the authorized number of directors to seven, and there are no vacant positions on our board or audit committee.

To address the quantity of accounting personnel at our roll-forming business headquarters location during the quarter ended June 30, 2008, we have continued to perform additional reviews and analyses, but as of the date of this Report, the material weakness has not been fully remediated.

Except as described above, there have been no other changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to ordinary, routine, legal proceedings, as well as demands, claims and threatened litigation, that arise in the course of our business. The ultimate outcome of any litigation is uncertain. Unfavorable outcomes could have adverse effects on our business, results of operations and financial condition. However, we do not believe that any of these pending proceedings would have effects that are materially adverse to our business, results of operations or financial condition if ultimately decided adversely to us.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors,” included in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
10.1	Severance and Release Agreement dated as of May 14, 2008 between Noble International, Ltd. and Michael C. Azar.

10.2	Stock Redemption Agreement dated as of June 20, 2008 among Noble International, Ltd., Noble Manufacturing Group, Inc. and SET Enterprises, Inc.

10.3	Severance and Release Agreement dated July 31, 2008 between Noble International, Ltd. and James Orchard.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Office (Principal Executive Officer) and the Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE INTERNATIONAL, LTD.

Dated: August 7, 2008	By:	/S/ DAVID J. FALLON
David J. Fallon
Chief Financial Officer