Form 10-Q
period 2008-09-30
NOBLE INTERNATIONAL, LTD.
filed 2008-11-05
CIK 1034258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2008 was 23,673,407.

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

Part I – Financial Information

Item 1.	Financial Statements

NOBLE INTERNATIONAL, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$238,373	$211,946	$867,420	$554,674
Cost of sales	232,940	200,700	806,916	515,829

Gross margin	5,433	11,246	60,504	38,845
Selling, general and administrative expenses	18,482	10,838	58,599	26,094

Operating (loss) profit	(13,049)	408	1,905	12,751
Interest income	130	90	390	249
Interest expense	(3,144)	(3,954)	(14,926)	(10,102)
Litigation award	16,293	—	16,293	—
Loss on extinguishment of debt	(425)	—	(1,354)	(3,285)
Net loss on derivative instruments	—	(1,296)	—	(3,047)
Other income, net	2,184	78	5,231	1,307

Income (loss) before income taxes, minority interest and equity loss	1,989	(4,674)	7,539	(2,127)
Income tax benefit	(3,524)	(1,477)	(5,514)	(1,347)

Income (loss) before minority interest and equity loss	5,513	(3,197)	13,053	(780)
Minority interest, net of tax	45	(192)	(482)	(656)
Equity loss, net of tax	(300)	(158)	(334)	(449)

Net income (loss)	$5,258	$(3,547)	$12,237	$(1,885)

Basic earnings (loss) per common share	$0.22	$(0.21)	$0.52	$(0.12)

Diluted earnings (loss) per common share	$0.22	$(0.21)	$0.51	$(0.12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBLE INTERNATIONAL, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$5,331	$3,332
Accounts receivable, trade, net	155,259	160,664
Inventories, net	63,587	81,500
Unbilled customer tooling, net	3,775	8,825
Prepaid expenses	4,024	3,804
Income taxes receivable	8,782	5,842
Value added tax receivable	5,878	11,117
Deferred income taxes	3,184	3,781
Assets held for sale	1,425	—
Other current assets	10,726	12,625

Total Current Assets	261,971	291,490

Property, Plant and Equipment, net	243,549	264,163

Other Assets:
Goodwill	141,074	155,100
Other intangible assets, net	72,846	78,330
Other assets, net	13,252	14,608

Total Other Assets	227,172	248,038

Total Assets	$732,692	$803,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$146,855	$152,868
Accrued liabilities	27,968	35,125
Valued added tax payable	5,034	3,831
Current maturities of long-term debt	31,693	49,795
Contingent consideration	—	14,746
Income taxes payable	451	1,021

Total Current Liabilities	212,001	257,386

Long-Term Liabilities:
Long-term debt, excluding current maturities	130,770	205,690
Convertible subordinated notes	86,216	36,216
Deferred income taxes	33,112	35,605
Other liabilities	10,642	10,018

Total Long-Term Liabilities	260,740	287,529

Minority Interest	6,123	5,641

Commitments and Contingencies (Note 16)

Stockholders’ Equity
Common stock	16	16
Additional paid-in capital	223,119	222,057
Retained earnings	24,555	16,109
Accumulated other comprehensive income, net	6,138	14,953

Total Stockholders’ Equity	253,828	253,135

Total Liabilities and Stockholders’ Equity	$732,692	$803,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBLE INTERNATIONAL, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$12,237	$(1,885)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest	482	656
Equity loss	334	449
Litigation award	(14,000)	—
Loss on extinguishment of debt	1,304	3,285
Net loss on derivative instruments	—	263
Amortization of financing fees included in interest expense	1,342	372
Depreciation and amortization	40,679	17,854
Loss on impairment of property, plant and equipment	2,251	—
Deferred income taxes	(2,076)	(584)
Share-based compensation expense	230	745
Gain on sale of property, plant and equipment	(233)	(7)

Subtotal of net income (loss) as adjusted for non-cash items	42,550	21,148
Changes in operating assets and liabilities, net of acquisitions and foreign exchange:
Accounts receivable	1,240	(42,963)
Inventories	16,762	602
Prepaid and other assets	12,802	9,948
Accounts payable	(676)	34,075
Income taxes payable or receivable	(3,333)	(764)
Accrued liabilities	3,862	(6,048)
Excess tax benefit from share-based compensation arrangements	(183)	(187)

Subtotal of changes in operating assets and liabilities	30,474	(5,337)

Net cash provided by operating activities	73,024	15,811

Cash flows from investing activities:
Purchases of property, plant and equipment	(25,740)	(19,906)
Proceeds from sale of property, plant and equipment	1,753	224
Investment in joint ventures	(814)	(1,250)
Acquisition of businesses, net of cash acquired	—	(109,426)

Net cash used in investing activities	(24,801)	(130,358)

Cash flows from financing activities:
Net (payments) borrowings on revolving credit facilities	(30,478)	28,524
Borrowings on term loans	12,500	106,455
Repayments of borrowings under term loans	(99,661)	(11,513)
Repayments under other debt agreements	(4,971)	(2,795)
Proceeds from issuance of convertible subordinated debt	50,000	—
Proceeds from issuance of subordinated debt	31,249	—
Proceeds from issuance of common stock	187	1,802
Dividends paid on common stock	(3,791)	(4,149)
Financing fees	(1,222)	(995)
Excess tax benefit from share-based compensation arrangements	183	187

Net cash (used in) provided by financing activities	(46,004)	117,516

Effect of exchange rate changes on cash and cash equivalents	(220)	656

Net increase in cash and cash equivalents	1,999	3,625
Cash and cash equivalents at beginning of period	3,332	6,587

Cash and cash equivalents at end of period	$5,331	$10,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOBLE INTERNATIONAL, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$5,258	$(3,547)	$12,237	$(1,885)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net	(23,156)	10,562	(8,845)	12,210
Change in unrecognized loss on derivative instruments and other, net	(404)	(354)	31	(296)

Other comprehensive (loss) income	(23,560)	10,208	(8,814)	11,914

Comprehensive (loss) income	$(18,302)	$6,661	$3,423	$10,029

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective, except as described below, for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which amends SFAS 157 to exclude FASB Statement No. 13,

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

“Accounting for Leases,” (“SFAS 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted the provisions of SFAS 157 as it applies to financial assets and liabilities, and it did not have a material effect on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS 141(R) retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company does not believe the adoption of SFAS 141(R) will have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”), which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133,”Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

early application encouraged. The Company does not believe that the adoption of SFAS 161 will have a material effect on its consolidated financial statements.

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

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

The following table reconciles the numerators and denominators of the basic and diluted per-share computations.

	Three Months Ended September 30,
	2008			2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts	Net Loss (Numerator)	Shares (Denominator)	Per Share Amounts
	(in thousands, except per share amounts)
Basic earnings (loss) per share	$5,258	23,672	$0.22	$(3,547)	17,267	$(0.21)
Effect of dilutive securities:
Share-based compensation	—	—	—	—	—	—
Convertible subordinated notes	910	4,841	—	—	—	—

Diluted earnings (loss) per share	$6,168	28,513	$0.22	$(3,547)	17,267	$(0.21)

	Nine Months Ended September 30,
	2008			2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Amounts	Net Loss (Numerator)	Shares (Denominator)	Per Share Amounts
	(in thousands, except per share amounts)
Basic earnings (loss) per share	$12,237	23,647	$0.52	$(1,885)	15,178	$(0.12)
Effect of dilutive securities:
Share-based compensation	—	14	—	—	—	—
Convertible subordinated notes	1,039	2,248	(0.01)	—	—	—

Diluted earnings (loss) per share	$13,276	25,909	$0.51	$(1,885)	15,178	$(0.12)

The following securities would have had an anti-dilutive effect on earnings (loss) per share and are therefore excluded from the computations above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Convertible subordinated notes	1,667	1,721	1,667	1,704

Note 3 – Supplemental Cash Flow Information

Purchases of property, plant, and equipment (“PP&E”) and changes in accounts payable have been adjusted in the Condensed Consolidated Statements of Cash Flows (Unaudited) to reflect PP&E amounts included in accounts payable. These increases in accounts payable were $2.1 million and $2.3 million, at September 30, 2008 and 2007, respectively. These adjustments allow for the presentation of actual cash paid for PP&E in each year presented.

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Cash paid for interest	$15,106	$8,439

Cash paid for taxes, net	$1,210	$2,510

Note 4 – Inventories, Net

The major components of inventories, net are as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Raw materials	$22,684	$29,913
Work in process	14,363	16,220
Finished goods	26,906	36,089
Reserve for obsolete inventory	(366)	(722)

Total	$63,587	$81,500

Note 5 – Acquisitions

Tailored Laser-Welded Blank Business of Arcelor S.A.

In August 2007, the Company acquired substantially all of the tailored laser-welded blank business conducted by ArcelorMittal and its affiliates in Europe, India, China and the United States (the “Arcelor Business”) in exchange for (i) 9.375 million newly-issued shares of the Company’s common stock, (ii) cash payments of $116.3 million less capitalized lease obligations, accrued taxes and adjustments for working capital at closing and (iii) $15.0 million to be paid in the form of a 6% subordinated note maturing in 2012 (the “Arcelor Transaction”).

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

Commercial Matters

In conjunction with the Arcelor Transaction, ArcelorMittal and the Company entered into a four-year contract manufacturing agreement which may be extended one additional year at the Company’s option. Under the terms of the contract manufacturing agreement, two ArcelorMittal subsidiaries in Belgium and Germany will manufacture laser-welded blanks, unwelded blanks and patch-welded blanks solely for two of the locations from the Arcelor Transaction. The manufacture of unwelded blanks under the agreement

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

will terminate on December 31, 2008. Under the terms of the contract manufacturing agreement, ArcelorMittal charges the Company only for costs defined in the agreement. The pricing terms ArcelorMittal provides the Company for steel supply under the steel supply and services agreement will also apply to the steel provided under the contract manufacturing agreement. To induce the Company to terminate the contract manufacturing agreement early and to free space within ArcelorMittal’s facilities, ArcelorMittal has granted the Company the option to take ownership of the laser-welding machines used by the two ArcelorMittal subsidiaries. Upon the Company’s removal of such machines, ArcelorMittal will reduce the $15.0 million subordinated note given by the Company to ArcelorMittal by an amount equal to $3.0 million multiplied by a fraction, the numerator of which equals the aggregate book value of the machines removed and the denominator of which equals the aggregate book value of all laser-welding machines at the two ArcelorMittal subsidiaries. The Company has begun removing machines from the ArcelorMittal subsidiaries and upon reduction of the $15.0 million subordinated note the Company will record a corresponding reduction to goodwill.

Financial Information

Results of operations for the Arcelor Business are included in the Company’s financial statements beginning September 1, 2007. The unaudited pro forma combined historical results for the three and nine month periods ended September 30, 2007, as if the Company had acquired the Arcelor Business at the beginning of 2007, are estimated to be as follows:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
	(in thousands, except per share amounts)
Pro Forma Information
Net sales	$293.1	$938.9
Net (loss) income	(2.0)	10.7
Basic (loss) earnings per common share	(0.09)	0.45
Diluted (loss) earnings per common share	(0.09)	0.45

The pro forma information includes adjustments for depreciation and the effect of the amortization of intangible assets recognized in the acquisition, income taxes, and other accounting adjustments recognized in recording the combination. This pro forma information is not necessarily indicative of future operating results.

The Company has completed its final allocation of the purchase price for its Arcelor Business acquisition pursuant to purchase accounting requirements. During 2008, goodwill decreased by $10.9 million, primarily due to a change in the working capital adjustment of approximately $10.3 million and adjustments to machinery and equipment of $3.0 million.

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

Note 6 – Goodwill

The change in goodwill during the nine months ended September 30, 2008 was as follows:

	North America Segment	Europe and Rest of World Segment	Corporate and Other	Total
	(in thousands)
Balance, December 31, 2007	$84,748	$69,976	$376	$155,100
Arcelor acquisition adjustments	760	(11,686)	—	(10,926)
Foreign currency impact	(3)	(3,097)	—	(3,100)

Balance, September 30, 2008	$85,505	$55,193	$376	$141,074

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

The Company utilizes two approaches to calculate the fair value of its reporting units. The first approach uses a discounted cash flow analysis using estimates of the Company’s future cash flows and a weighted-average cost of capital. The Company estimates its future cash flows using internal budget information based upon independent forecasts of future vehicle manufacturing volumes.

The second approach is a market value approach based upon multiples of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) to market capitalization plus total net debt (“Market Enterprise Value”). The Company obtains Market Enterprise Value to EBITDA multiples for mergers and acquisition activity for the trailing twelve-month period from an independent source and also uses publicly available data for a market basket of comparable companies. These multiples are then applied to the Company’s internally forecasted EBITDA to arrive at an estimated fair value of the reporting unit.

During the third quarter of 2008, the Company was in the process of completing its review of recoverability of goodwill as of June 30, 2008 for its North American reporting unit and was beginning its review of the recoverability of goodwill as of August 31, 2008 for its Europe and Rest of World reporting unit when it determined a triggering event for long-lived asset and goodwill impairment

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

occurred during September 2008. This triggering event was a result of the deteriorating business conditions such as the housing crisis, the global credit crunch, troubled capital markets, volatile commodity prices and plunging consumer confidence. These trends and conditions are having, and are expected to continue to have, significant adverse effects on original equipment manufacturers and their part suppliers. Lower levels of vehicle manufacturing result in lower revenues for part suppliers, and significantly impacted the Company’s estimated future cash flows. Accordingly, the Company has commenced with an impairment analysis of long-lived assets and goodwill as of September 30, 2008, utilizing updated cash flow estimates and has engaged an independent third-party valuation firm to assist with the analysis. The Company believes that it is probable that an impairment charge will be required as a result of the long-lived assets and goodwill impairment analysis, however, the amount of the impairment and the classification between long-lived assets and goodwill is not estimable since the Company has not completed its analysis. The Company expects to complete its analysis during the fourth quarter of 2008.

Note 7 – Other Intangible Assets, Net

Other intangible assets, net, consisted of the following:

	September 30, 2008			December 31, 2007
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
	(in thousands)
Customer contracts	$74,202	$(7,588)	$66,614	$75,903	$(3,857)	$72,046
Technology	6,840	(898)	5,942	6,840	(556)	6,284
Other	318	(28)	290	—	—	—

Total	$81,360	$(8,514)	$72,846	$82,743	$(4,413)	$78,330

Amortization expense was $1.4 million and $0.8 million for the three month periods ended September 30, 2008 and 2007, respectively, and $4.3 million and $1.9 million for the nine month periods ended September 30, 2008 and 2007, respectively. Amortization expense by year is estimated to be as follows:

Year	(in thousands)
2009	$5,540
2010	5,540
2011	5,540
2012	5,540
2013	5,397

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

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

subject to reset and adjustment, as further described below. The proceeds from the issuance of the convertible subordinated note were used as follows: $10.0 million to pay down the U.S. and Canadian revolving credit facility and $40.0 million to pay down the U.S. and Canadian term loan. This transaction was accounted for as a debt extinguishment.

The convertible subordinated note is convertible into shares of the Company’s common stock, in whole or in part, from time to time until March 13, 2013. The convertible subordinated note initially is convertible into shares of the Company’s common stock at $15.75 per share based upon the principal amount outstanding, a price equal to a 25% premium over the simple average of each trading day’s volume weighted-average price (“Average Price”) from and including January 15, 2008 to and including February 15, 2008 (the “Initial Conversion Price”), subject to adjustment as follows: On each of June 30, September 30, and December 31, 2008 and March 31, 2009 (each, a “Reset Date”), the conversion price will adjust to the lower of: (a) the conversion price in effect at such Reset Date; and (b) a 30% premium over the Average Price for the 30 days ending on the last trading day immediately preceding such Reset Date (but not below a 30% premium over an Average Price of $8.00, i.e. $10.40 per share, the “Floor”); provided that, in the absence of approval by the Company’s stockholders, in no event would the number of shares issuable upon conversion equal or exceed 20% of the Company’s outstanding shares on the date of disbursement of the loan. Accordingly, partial conversions of the loan would be permitted. As of June 30, 2008 the conversion price was reset to the Floor of $10.40 per share and it will remain at this price since it has reached the Floor in accordance with the calculation above. The conversion price also is subject to adjustment, from time to time, in certain events, including upon any stock split, stock dividend, recapitalization or otherwise, or the issuance of shares of the Company’s common stock or options or other securities convertible into or exchangeable for shares of the Company’s common stock at a price per share, or a conversion or exchange price per share, less than the conversion price of the convertible note then in effect. Upon conversion, the amount to be converted also will include accrued and unpaid interest, if any, and late charges, if any, with respect to the principal and interest converted.

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

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

U.S. and Canadian Credit Facility

The Company maintains a $70.0 million term loan and a $40.0 million revolving credit facility through a syndicate of commercial banks (collectively, the “U.S. and Canadian Credit Facility”). On March 20, 2008, the Company entered into a sixth amendment with the syndicate of commercial banks which modified the U.S. and Canadian Credit Facility to, among other things, (i) permit the Company to incur subordinated debt in the amount of $50.0 million as part of the convertible subordinated debt financing with ArcelorMittal, (ii) reduce the repayment of principal amounts under the term loan from quarterly installments of $3.25 million to quarterly installments of $1.25 million each and change the maturity date of the term loan to October 15, 2010, (iii) revise the levels of certain financial covenants and ratios, including the consolidated senior debt to EBITDA ratio and the consolidated EBITDA to interest ratio, (iv) delete a covenant to maintain a certain minimum unused revolving credit availability, and (v) reduce the amount of investments, intercompany loans or advances and additional subordinated debt permitted without consent of the majority lenders under the U.S. and Canadian Credit Facility. The sixth amendment also confirmed the requisite lenders’ waiver of any default or event of default of sections 7.11 and 7.12(b) of the U.S. and Canadian Credit Facility for the fiscal quarter ended December 31, 2007. The sixth amendment and the modifications set forth therein were effective as of March 20, 2008.

On September 19, 2008, the Company entered into a seventh amendment to the U.S. and Canadian Credit Facility which, among other things, (i) permitted the Company to consummate a $12.5 million loan transaction with General Electric Capital Corporation, with the proceeds used to pay off its term loan ($11.3 million) and to repay a portion of its revolving credit facility ($1.2 million), (ii) permitted the Company to consummate an intercompany transfer of its Australian subsidiary, (iii) reduced the revolving credit commitment from $50 million to $40 million and provides that the Company maintain at least $5 million in unused revolving credit availability, (iv) revised the definition and levels of certain financial covenants and ratios, including consolidated tangible net worth and consolidated EBITDA to interest and debt service coverage ratio, and (v) eliminated certain other financial covenants.

At September 30, 2008, the balance owed on the revolving credit facility was $16.5 million. The U.S. and Canadian Credit Facility accrues interest at either a margin to the prime rate or LIBOR, at the Company’s option. At September 30, 2008, the interest rate on the revolving credit facility was 7.90%. The prime rate and LIBOR margins on the U.S. and Canadian Credit Facility will increase or decrease in future periods depending upon the Company’s total debt to EBITDA ratio. The Company was in compliance with all financial covenants related to the U.S. and Canadian Credit Facility as of September 30, 2008.

European Credit Facility

The Company maintains a €78.0 million term loan (“European Term Loan”) and a €40.0 million revolving credit facility (together with the European Term Loan, the “European Credit Facility”) with a syndicate of commercial banks. At September 30, 2008, the balance owed on the European Term Loan was $63.0 million. Zero was owed on the European Revolver at September 30, 2008. The European Credit Facility bears interest at a floating rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.8%. At September 30, 2008, the interest rate on the European Term Loan was 6.92%.

The European Credit Facility is subject to customary financial and other covenants including, but not limited to, a prohibition on the payment of dividends by the Company’s subsidiary, Noble European Holdings, B.V. (“Noble B.V.”), and limitations on acquisitions and business combinations by Noble B.V., a total debt to EBITDA ratio and a fixed charge coverage ratio. On March 28, 2008, the Company

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

entered into an agreement with respect to its European Credit Facility. Pursuant to the agreement, the lenders thereunder agreed, among other things, to waive any default or event of default arising solely from the Company’s failure to comply with certain financial covenants as of December 31, 2007. This waiver was effective until May 2, 2008, at which date the Company would have been in default absent a €20.0 million prepayment on the European Term Loan. Such prepayment amount was funded on May 2, 2008 by the proceeds of a €20.0 million subordinated note provided to the Company by ArcelorMittal. The note expires 10 days after the expiration of the European Credit Facility (currently August 31, 2012), bears interest at EURIBOR plus an initial margin of 1.8% and calls for cash interest payments at the end of every June and December. The Company’s agreement with its European lenders allowed for the prepayment to be included as of March 31, 2008 for the purpose of calculating covenants. As such, the Company was in compliance with all financial covenants related to the European Credit Facility as of March 31, 2008. The Company remains in compliance as of September 30, 2008.

Mexican Credit Facility

The Company maintains a $7.9 million term loan (“Mexican Term Loan”) and a $4.5 million revolving credit facility (“Mexican Revolver”) with a commercial bank (collectively the “Mexican Credit Facility”). On February 2, 2008, the Mexican Revolver was amended to increase the revolving credit facility from $4.5 million to $6.4 million. On April 29, 2008, the Mexican Revolver was amended to increase the revolving credit facility from $6.4 million to $7.4 million. At September 30, 2008, the balance owed on the Mexican Term Loan was $2.8 million and the balance owed on the Mexican Revolver was $6.4 million.

The Mexican Term Loan accrues interest at LIBOR plus 3.5%, and the Mexican Revolver accrues interest at the prime rate. At September 30, 2008, the interest rates on the Mexican Term Loan and Mexican Revolver were 6.30% and 6.00%, respectively. As of March 31, 2008, June 30, 2008 and September 30, 2008, the Company was not in compliance with all of its covenants under the Mexican Credit Facility, including the Fixed Charge Coverage Ratio and Leverage Ratio due to lower than anticipated EBITDA. The Company has received waivers from the lender with respect to any defaults based on such non-compliance for all periods.

General Electric Capital Corporation (“GE”) Loan

On September 19, 2008, certain of the Company’s subsidiaries received a loan from GE in the original principal amount of $12.5 million, maturing on November 1, 2012 (the “GE Loan”). The Company has guaranteed payment and performance of the GE Loan pursuant to a Corporate Guaranty dated September 19, 2008. The GE Loan bears interest at a rate of 9.89% per annum, is payable in monthly installments of principle and interest and is secured by all of the Company’s machinery and equipment located at its U.S. and Canadian facilities. The proceeds of the GE Loan were used to pay off its term loan and to repay a portion of its revolving credit facility under the Company’s U.S. and Canadian Credit Facility.

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

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

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

As of September 30, 2008, the Company had recorded a net loss on derivative instruments of approximately $0.8 million and $0.5 million, pre-tax and after-tax, respectively, in accumulated OCI. The amount of hedge ineffectiveness recorded in the Company’s Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2008 was not significant. The amounts recorded in accumulated OCI will be reclassified to interest expense as the Company accrues interest expense on the related debt obligation. As of September 30, 2008, a $0.4 million net loss is expected to be included in interest expense within the next 12 months.

In accordance with SFAS 157, the Company utilized significant other observable inputs, such as, interest rates and yield curves that are observable at commonly quoted intervals (Level 2) to determine the fair value of its derivative instruments. The fair value of all derivative financial instruments recorded in the Company’s Condensed Consolidated Balance Sheets as assets and liabilities is as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Current assets (liabilities)	$151	$(126)
Non-current assets (liabilities)	(120)	(687)

Total net assets (liabilities)	$31	$(813)

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

Note 10 – Investments in Affiliates and Related-Party Transactions

SET Enterprises, Inc.

SET Enterprises, Inc. (“SET”) is a privately-owned, qualified minority business enterprise which provides metal processing services to original equipment manufacturers and Tier I suppliers. Until July 10, 2008, the Company owned 4% of the outstanding common stock of SET and 100% of the non-convertible, non-voting, preferred stock of SET, with a face value of $10.0 million. The Company designated one member to participate on SET’s board of directors, and the 96% majority owner of SET designates two members to participate. Due to its one-third participation on SET’s board of directors and its other relationships with SET, the Company concluded that it exerted significant influence on the operations of SET. Accordingly, in October 2006, the Company began to account for its investment in SET common stock under the equity method of accounting. The Company accounted for its investment in SET preferred stock under the cost method of accounting. The Company’s carrying value of both of its common stock and preferred stock investments is zero.

The Company also guaranteed a portion of SET’s senior debt. During the first half of 2008, this guarantee was reduced from $3.0 million to $2.0 million. Pursuant to the guidance in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and the Company’s valuation of the guarantee, the Company did not carry a liability for this guarantee.

SET provides the Company with blanking services, and the Company leases certain equipment and manufacturing floor space to SET. The Company also provided SET with certain sales and marketing, operational, financial and administrative services under a services agreement with SET (the “General Services Agreement”) in exchange for a fee of $0.6 million per year. In addition, in exchange for the services, the General Services Agreement provided for the Company to be paid 15% of SET’s income before taxes in excess of $1.0 million during any fiscal year. No amounts were recognized under this additional provision during 2008 or 2007. The General Services Agreement was cancellable at any time upon 60 days notice by SET after the Company’s investment in SET’s preferred stock had been repurchased by SET or transferred to a third party. In addition, the Company provided certain information technology services to SET in exchange for an annual payment of $0.2 million. This agreement was cancellable at any time by SET.

On July 10, 2008 the Company entered into a Stock Redemption Agreement in which SET agreed to redeem all of the common and preferred shares held by the Company for $1.9 million. As the Company’s carrying value of the investment had previously been reduced to zero, the Company recognized the entire $1.9 million as a gain and the amount is included in Other income, net in the Company’s Condensed Consolidated Statement of Operations. As a result of this agreement, the Company was released from its guarantee of SET’s senior debt and relinquished its rights to appoint a representative on SET’s board of directors. In addition, the General Services Agreement was terminated as a result of this transaction.

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

The following table summarizes the transactions that occurred with SET during the period of the Company’s ownership:

	Six Months Ended June 30, 2008 (a)	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
	(in thousands)
Purchases – blanking services	$1,924	$1,343	$4,416
Preferred stock dividend income	1,272	424	1,576
Management fee income	307	155	616
Lease income – equipment and building	552	297	895
Services income	120	60	180
Other expenses invoiced to SET	1,009	189	624

(a)	Transactions subsequent to July 10, 2008 are no longer considered related party transactions due to the Company’s sale of its investment in SET.

The following table summarizes the balances outstanding with SET during the period of the Company’s ownership:

December 31, 2007
(in thousands)
Accounts receivable	$1,041
Accounts payable	740

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

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Three and Nine Months Ended September 30, 2007
	(in thousands)
Sales	$111,712	$404,080	$32,397
Purchases of steel	82,758	267,827	26,760
Interest expense	1,458	3,100	74
Other expenses	10,167	21,943	1,685

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

The following table summarizes the balances outstanding with ArcelorMittal:

	September 30, 2008	December 31, 2007
	(in thousands)
Accounts receivable	$59,898	$42,527
Accounts payable	38,248	34,870

Note 11 – Income Taxes

The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal and state tax returns, the statute of limitations remains open for 2005 and following years. The major foreign jurisdictions in which the Company operates include Canada, Mexico, Australia, Belgium, Germany, France, United Kingdom, Slovakia and Spain. The statute of limitations remains open in these jurisdictions from 2003 onwards. Additionally, Mexico may have an additional five years open for entities with reported losses.

The Company’s gross unrecognized tax benefits as of September 30, 2008 included $0.4 million which represented tax positions that, if recognized, would impact its effective tax rate. Also included in the balance of unrecognized tax benefits at September 30, 2008 are $4.2 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combinations. The unrecognized tax benefit will be recognized as a reduction of goodwill if it is realized in tax year 2008, or it will be recognized as a reduction of income tax expense if it is recognized after 2008 (after the adoption of SFAS 141(R)) and will affect the Company’s effective tax rate.

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

Note 12 – Share-Based Compensation

Under SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), the fair value of share-based payment arrangements are recognized in the financial statements as period expenses, generally over the vesting period. Share-based compensation expense was insignificant for the three month period ended September 30, 2008 and was $0.3 million ($0.2 million net of tax) for the three month period ended September 30, 2007. The Company recorded $0.2 million ($0.1 million net of tax) and $0.7 million ($0.5 million net of tax) of share-based compensation expense for the nine month periods ended September 30, 2008 and 2007, respectively. These income tax benefits were recognized as a result of permanent differences related to stock option exercises.

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

2006 Executive Stock Appreciation Rights Plan

The board of directors approved and adopted the 2006 Executive Stock Appreciation Rights Plan (“2006 SAR Plan”) effective as of March 1, 2006. The purpose of the 2006 SAR Plan is to provide incentive for business performance, to reward contributions toward goals consistent with the Company’s business strategy and to enable the Company to attract and retain highly qualified, motivated and experienced employees. The 2006 SAR Plan provides for the grant of cash awards based upon the increase in the value of the Company’s common stock from the date of grant through the date of exercise. There are 750,000 stock appreciation rights (“SARs”) authorized under the 2006 SAR Plan, and as of September 30, 2008, 350,000 SARs are available for issuance. The SARs expire ten years after the expiration of each graded vesting period.

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

The following weighted-average assumptions were used to estimate the fair values listed below:

	September 30, 2008	December 31, 2007
Assumptions

Risk-free rate	4.1%	4.3%

Dividend yield	4.0%	2.0%

Estimated volatility	53.9%	48.8%

Expected term (years)	8.9	4.7

Exercise price	$17.16	$17.16

Estimated fair value	$0.68	$4.00

The fair value of the SARs is amortized to compensation expense on a straight-line basis over the four year vesting period. The Company reversed $0.4 million of previously recognized compensation expense for the SARs for the nine-month period ended September 30, 2008 due to a decline in the fair value of the SARs at September 30, 2008. The Company recognized $0.2 million and $0.5 million of compensation expense for the SARs for the three and nine month periods ended September 30, 2007, respectively. A liability for the SARs of $0.2 million and $0.6 million was recorded at September 30, 2008 and December 31, 2007, respectively, in other long-term liabilities. Additional compensation expense of $0.1 million will be recognized over the remaining vesting period of approximately three years, based upon the fair value at September 30, 2008.

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

A summary of the 2006 SAR Plan is as follows:

	SARs	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding 12/31/07	400,000	$17.16	$144
Exercisable 12/31/07	100,000	17.16	36

Outstanding 9/30/08	400,000	17.16	—
Exercisable 9/30/08	162,500	16.74	—

2001 Stock Incentive Plans

In 2001, the board of directors adopted, and stockholders approved, the Employee Stock Incentive Plan and the Non-Employee Director Stock Incentive Plan (collectively, the “2001 Stock Incentive Plans”). The purpose of the 2001 Stock Incentive Plans is to advance the interests of the Company to attract and retain persons of ability to perform services for the Company by providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement by the Company of its economic objectives. The 2001 Stock Incentive Plans are administered by the Compensation Committee of the board of directors, which has the authority, subject to certain limitations, to make grants and modify the 2001 Stock Incentive Plans. The 2001 Stock Incentive Plans allow for the issuance of up to an aggregate of 900,000 shares of the Company’s common stock. As of September 30, 2008, 583,898 shares are eligible to be granted under the 2001 Stock Incentive Plans. The Company recognized $0.1 million and $0.3 million of compensation expense for common stock issued or amortized under the 2001 Stock Incentive Plans for the nine month periods ended September 30, 2008 and 2007, respectively.

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

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

A summary of the 1997 Stock Option Plan is as follows:

	Shares	Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding 12/31/07 (34,999 exercisable)	34,999	$5.33	$384
Exercised	(34,999)	5.33	42

Outstanding 9/30/08	—	—	—

The Company received $0.2 million from the issuance of new shares for stock options exercised during the nine month period ended September 30, 2008.

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

During the three month period ended September 30, 2008, the Company revised its estimate of forfeitures due to increased employee attrition. Compensation expense for the stock options was insignificant for the nine month period ended September 30, 2008. Additional compensation expense of $0.3 million will be recognized over the remaining vesting period of approximately three years. Stock options outstanding at September 30, 2008 had a contractual life of approximately five years.

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

A summary of the 2007 Stock Option Plan is as follows:

	Shares	Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding 12/31/07	—	$—
Granted	250,000	14.70
Rejected (a)	(21,500)	14.70
Forfeited	(108,000)	14.70

Outstanding 9/30/08 (none exercisable)	120,500	14.70	$—

(a)	Two individuals did not accept options granted to them due to tax considerations and therefore the options were never effectively granted.

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

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(in thousands)
Service cost	$56	$170
Interest cost	33	102
Expected return on plan assets	(4)	(13)

Net periodic benefit cost	$85	$259

Note 14– Restructuring Charges

On November 7, 2007, the Company announced to its employees its decision to close two of its manufacturing facilities, one located in Holt, Michigan employing approximately 50 employees and one located in South Haven, Michigan employing approximately 200 employees. Both facilities are included in the Company’s North America segment. The Company will relocate certain production from these facilities to other existing facilities. The closing of these facilities is intended to optimize synergies among product lines, reduce excess capacities across the Company’s facilities and improve logistical efficiencies. Each of these facilities was acquired in connection with acquisitions completed in the past 18 months. The Company completed the closure of the Holt facility during the second quarter of 2008 and classified the building and land as assets held for sale. An active program to sell the building and land is still on-going; however, as a result of declining real estate prices the Company recognized an impairment loss of $0.8 million in September 2008. The impairment loss was calculated using a recent offer to purchase the property. The Company expects to complete the closure of the South Haven (West) facility during the fourth quarter of 2008. During the third quarter of 2008, the Company recognized an impairment loss of $1.4 million for certain leasehold improvements within the South Haven (West) facility that are not expected to be recoverable upon expiration of the building lease. All impairment

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

charges are included in Cost of Sales in the Company’s Condensed Consolidated Statement of Operations.

In connection with these plant closings, the Company estimates that it will incur employee termination costs of $1.1 million, which consists of $0.3 million for employees at its Holt facility and $0.8 million for employees at its South Haven (West) facility. The affected employees are required to render service until they are terminated. Therefore, the expense is recognized ratably over the employees’ future service period and included in Cost of Sales in the Company’s Condensed Consolidated Statement of Operations. A summary of the Company’s restructuring liability is as follows:

Employee Termination Costs
(in thousands)
Balance December 31, 2007	$326
Charges	1,063
Adjustments	(311)
Payments	(330)

Balance September 30, 2008	$748

The Company also expects to incur approximately $2.7 million for capital expenditures at the facilities that will absorb production from Holt. In addition, the Company expects to incur approximately $1.7 million for capital expenditures at the facilities that will absorb production from South Haven (West), $1.3 million for manufacturing costs primarily related to inventory build-up and $1.7 million for equipment relocation and infrastructure costs. As of September 30, 2008, the Company has incurred $3.8 million of capital expenditures and $1.8 million of equipment relocation and infrastructure costs. All capital expenditures were recorded as fixed assets and depreciated in accordance with the Company’s policies while the remainder of the costs were expensed as incurred and are included in Cost of Sales in the Company’s Condensed Consolidated Statement of Operations.

Pursuant to the terms of the Share Purchase Agreement dated as of March 15, 2007 between the Company and ArcelorMittal, the Company expects to be reimbursed by ArcelorMittal for up to $1.3 million of the foregoing costs relating to the closure of the Holt facility. As of September 30, 2008, no reimbursement has been recognized in the Company’s consolidated financial statements.

Note 15 – Segment Information

Prior to the closing of the Arcelor Transaction on August 31, 2007, the Company had historically classified its operations into one industry segment operating in the vehicle manufacturing industry. As a result of the Arcelor Transaction and subsequent reorganization of its business, the Company identified the following two operating segments, which are based upon geographical areas (region of production):

•	North America, which includes the Company’s operations in the United States, Canada and Mexico.

•	Europe and Rest of World, which includes the Company’s operations in Europe, Australia and Asia.

NOBLE INTERNATIONAL, LTD.

Notes to Condensed Consolidated Financial Statements

Both segments perform laser-welding and metal processing activities for the vehicle manufacturing industry. The following table lists the Company’s segment information and reconciliation to the Company’s consolidated financial statement amounts. The grouping “Corporate and Other” below does not meet the definition of an operating segment as it contains the Company’s headquarters costs and the elimination of certain intercompany balances; however, it is included below for reconciliation purposes only.

	North America	Europe and Rest of World	Corporate and Other	Total
	(in thousands)
Three Months Ended September 30, 2008
Sales	$113,604	$124,182	$587	$238,373
Operating profit (loss)	(9,835)	1,325	(4,539)	(13,049)

Nine Months Ended September 30, 2008
Sales	425,480	439,815	2,125	867,420
Operating profit (loss)	(5,369)	21,953	(14,679)	1,905

As of September 30, 2008
Total assets	344,835	377,203	10,654	732,692

Note 16 – Commitments and Contingencies

The Company is subject to ordinary, routine, legal proceedings, as well as demands, claims and threatened litigation that arise in the course of its business. The ultimate outcome of any litigation is uncertain. Unfavorable outcomes could have adverse effects on the Company’s business, results of operations and financial condition. However, the Company does not believe that any of these pending proceedings would have effects that are materially adverse to its business, results of operations or financial condition if ultimately decided adversely to it.

On September 4, 2008, the Company received a litigation award of $16.3 million relating to its 2006 acquisition of Pullman Industries, Inc. (“Pullman”). The litigation award was a result of the Company’s claims that the former Pullman shareholders intentionally breached certain representations and warranties contained in the acquisition agreement. As a result of the award, the Company will not pay any of the $14 million of contingent consideration it had reserved for payment to the former Pullman shareholders pursuant to the acquisition agreement, and received an additional $2.3 million that was held in an escrow account pending resolution of the litigation. In addition, the Company reversed approximately $1.7 million of accrued interest that may have become payable contingent upon the outcome of the litigation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Noble International, Ltd. (“we,” “us,” “our,” “Noble” or the “Company”), through its subsidiaries, is a full-service provider of 21st Century Auto Body Solutions® primarily to the vehicle manufacturing industry. We utilize laser-welding, roll-forming, and other technologies to produce flat, tubular, shaped and enclosed formed structures used by original equipment manufacturers (“OEMs”) or their suppliers in vehicle manufacturing applications including doors, fenders, body side panels, pillars, bumpers, door beams, load floors, windshield headers, door tracks, door frames, and glass channels.

In August 2007, we completed the purchase of ArcelorMittal’s Tailored Laser-Welded Blank operations (the “Arcelor Business”). Results of operations for the Arcelor Business are included in our financial statements beginning September 1, 2007.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in this Report should be read in conjunction with the MD&A included in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (our “Form 10-K”). The “Results of Operations” and “Liquidity and Capital Resources” sections of this MD&A should also be read in conjunction with the “Outlook” section of this MD&A, as the “Outlook” section includes forward-looking information that places the historical information in context.

Outlook

Business conditions facing North American and European vehicle manufacturers have deteriorated significantly due to the on-going and intensifying macroeconomic trends and conditions. These negative trends and conditions include the housing crisis, the global credit crunch, troubled capital markets, volatile commodity prices and plunging consumer confidence. These trends and conditions are having, and are expected to continue to have, significant adverse effects on OEM parts suppliers. Our current internal global OEM production volume forecasts for 2009 are lower than independent OEM production forecasts, for example, we are projecting 10.9 million units for light vehicle production in North America for 2009, approximately 15% lower than our independent forecasting service. Lower levels of vehicle manufacturing will result in lower revenues for suppliers, including Noble.

In addition, in the three month period ended September 30, 2008, we had significant contracts to sell parts for use in vehicle manufacturing platforms that terminated, expired and/or were not renewed. In some cases, a contract for future business was given to one of our competitors. In others, the customer decided either to manufacture a replacement for our product itself or decided to dispense with that product altogether. We also rejected certain contracts based on a margin analysis. In any event, this lost business will mean less revenue for us in 2008 and beyond.

Expected declines in revenues will adversely affect our results of operations and financial condition, including our short-term liquidity. See “Liquidity and Capital Resources – Covenant Compliance” below.

Because of the factors mentioned above, we now expect to experience a significant net loss for the three month period ended December 31, 2008 and a modest net loss or, at best, negligible net income for the fiscal year then ended. The three month period ended December 31, 2008 is negatively impacted by an approximate $25 million reduction in net sales due to lost vehicle platforms. The results of operations for 2008 would be much worse but for the favorable Pullman litigation result. See “Results of Operations – Litigation Award” below.

Again because of the factors cited above, we expect our full year 2008 net loss to widen considerably in 2009. In addition, it will be increasingly difficult for us to maintain sufficient liquidity and cash flow for our operations, particularly in North America, absent restructuring of existing debt or receipt of other financial support. Presently we do not expect cash provided by operating activities to cover cash used in investing activities and principal term loan payments for the three-months ended December 31, 2008 and for all of 2009, including the first fiscal quarter and first fiscal half of 2009.

As a result of the deteriorating business conditions mentioned above, we have determined that a triggering event for long-lived assets and goodwill impairment testing occurred during September 2008. Accordingly, we have commenced with an impairment analysis of long-lived assets and goodwill as of September 30, 2008 and have engaged an independent third-party valuation firm to assist us. We believe that it is probable that an impairment charge will be required as a result of the long-lived assets and goodwill impairment analysis; however the amount of the impairment and the classification between long-lived assets and goodwill is not estimable since we have not completed our analysis. We expect to complete our analysis during the fourth quarter of 2008. If and when the amount of the impairment can be estimated, we will record an impairment loss.

Results of Operations

Net Sales. Net sales for the three month period ended September 30, 2008 were $238.4 million, an increase of $26.4 million, or 12.5%, compared to the same period in 2007. Net sales for the nine month period ended September 30, 2008 were $867.4 million, an increase of $312.7 million, or 56.4%, compared to the same period in 2007. The increase in sales for the three-month period ended September 30, 2008 was attributable primarily to the inclusion of the three months of results for the Arcelor Business in the third quarter of 2008 compared to one month of results in the third quarter of 2007. The Arcelor Business accounted for $69.3 million of the increase in net sales. The remaining $42.9 million decrease in net sales consisted of a $28.9 million reduction due to significantly depressed North American light vehicle production, $12.3 million due to the end of the life of a major laser welding application, and $1.7 million of decreased prototype and tooling sales.

The increase in sales for the nine-month period ended September 30, 2008 was attributable primarily to the inclusion of nine months of results for the Arcelor Business in 2008 compared to the one month of results for the nine month period ended September 30, 2007. The Arcelor Business accounted for $383.9 million of the increase in net sales. The remaining $71.2 million decrease in net sales consisted of a $74.2 million reduction due to significantly depressed North American light vehicle production, $12.3 million due to the end of life of a major laser welding application and a $2.0 million reduction resulting from the resolution of commercial pricing negotiations with certain customers. These reductions were partially offset by $2.5 million of increased steel pass through pricing, $9.7 million of increased prototype and tooling sales, and a $5.1 million increase related to foreign exchange translation.

Cost of Sales. Cost of sales for the three-month period ended September 30, 2008 was $232.9 million, an increase of $32.2 million, or 16.1%, compared to the same period in 2007. Cost of sales for the nine-month period ended September 30, 2008 was $806.9 million, an increase of $291.1 million, or 56.4%, compared to the same period in 2007. The increase in cost of sales for the three-month period ended September 30, 2008 was attributable primarily to the inclusion of three months of results for the Arcelor Business in the third quarter of 2008 compared to one month of results in the third quarter of 2007. The Arcelor Business accounted for $64.3 million of the increase in cost of sales. The remaining

$32.1 million decrease in cost of sales was primarily the result of a $18.6 million reduction due to significantly depressed North American light vehicle production, $9.6 million due to the end of life of a major laser welding application, $3.2 million related to reduced product launch activity in our roll-forming facilities and $2.1 million of reduced prototype and tooling expenses. These reductions were partially offset by $1.0 million in increased freight and utilities expense and $2.2 million non-cash impairment charges related to the previously announced closure of our South Haven (West) and Holt facilities.

The increase in cost of sales for the nine-month period ended September 30, 2008 was attributable primarily to the inclusion of nine months of results for the Arcelor Business in 2008 compared to one month of results for the nine months ended September 30, 2007. The Arcelor Business accounted for $343.0 million of the increase in cost of sales. The remaining $52.0 million decrease in cost of sales was primarily the result of a $54.9 million reduction due to significantly depressed North American light vehicle production, $9.6 million due to the end of life of a major laser welding application, and $8.7 million related to reduced product launch activity in our roll-forming facilities. These reductions were partially offset by $2.5 million of increased steel pass through pricing, $8.1 million of increased prototype and tooling costs, $2.6 million of increased fixed overhead costs, $2.5 million of severance and other costs related to our previously announced North American plant closures and a $4.7 million increase related to foreign exchange translation. Cost of sales as a percentage of net sales increased to 97.7% for the three-month period ended September 30, 2008 from 94.7% in the same period in 2007. Cost of sales as a percentage of sales remained flat at 93.0% for the nine-month period ended September 30, 2008 and for the same period in 2007.

Gross Margin. Gross margin for the three-month period ended September 30, 2008 was $5.4 million, a decrease of $5.8 million, or 51.7%, compared to the same period in 2007. Gross margin for the nine-month period ended September 30, 2008 was $60.5 million, an increase of $21.7 million, or 55.8%, compared to the same period in 2007. Gross margin as a percentage of net sales decreased to 2.3% for the three-month period ended September 30, 2008 from 5.3% in the same period in 2007. Gross margin as a percentage of net sales remained flat at 7.0% for the nine-month period ended September 30, 2008 as compared to the same period in 2007. The reasons for the changes in gross margin and gross margin as a percentage of net sales for the three-month period ended September 30, 2008 are due to the factors discussed above in Net Sales and Cost of Sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the three-month period ended September 30, 2008 were $18.5 million, an increase of $7.6 million, or 70.5%, compared to the same period in 2007. SG&A for the nine-month period ended September 30, 2008 was $58.6 million, an increase of $32.5 million, or 124.6%, compared to the same period in 2007. For the three- and nine-month periods ended September 30, 2008, SG&A as a percentage of net sales was 7.8% and 6.8%, respectively, which increased compared to the three- and nine-month periods ended September 30, 2007, which was 5.1% and 4.7%, respectively. The increase in SG&A was mainly due to the inclusion of the Arcelor Business for the entire period in 2008 compared to only one month in 2007. For the three- and nine-month periods ended September 30, 2008, the Arcelor Business accounted for $5.8 million and $21.9 million of the total increase, respectively, of which $0.5 million and $1.7 million, respectively, were one-time expenses related to professional fees associated with establishing the stand-alone accounting and finance functions in Europe. The remaining $1.8 million increase for the three-month period ended September 30, 2008 was driven primarily by a $0.4 million increase in bad debt expense, $0.5 million of incremental legal expenses related to certain litigation and $0.8 million of incremental audit, tax, and other professional fees. The remaining $10.6 million increase for the nine-month period ended September 30, 2008 was driven primarily by a $3.1 million increase in salaries and health benefits due to additional headcount to support our growth and $5.6 million of incremental audit, tax, legal, severance and other fees associated with the convertible debt transaction with ArcelorMittal and certain litigation, $0.6 million of commission expense on certain roll-formed products and $0.5 million of incremental bad debt expense.

Operating Profit (Loss). We incurred an operating loss for the three-month period ended September 30, 2008 of $13.0 million, a decrease of $13.5 million, or 32.98%, compared to the same period in 2007. Operating profit for the nine-month period ended September 30, 2008 was $1.9 million, a decrease of $10.8 million, or 85.1%, compared to the same period in 2007. Operating profit (loss) as a percentage of net sales for the three months ended September 30, 2008 was (5.5%) compared to 0.2% for the same period in 2007. Operating profit as a percentage of net sales for the nine months ended September 30, 2008 was 0.2% as compared to 2.3% for the same period in 2007. The reasons for the changes in operating profit for the three- and nine-month periods ended September 30, 2008 are due to the factors discussed above in Cost of Sales and Selling, General and Administrative Expenses.

The Europe and Rest of World segment reported operating profit of $1.3 million for the three-month period ended September 30, 2008. This represents a decrease of $13.4 million compared to the three-month period ended June 30, 2008. The decrease in operating profit was primarily driven by $10.4 million related to reduced volumes and scrap pricing, $1.3 million in operational inefficiencies resulting from those volume reductions, $1.0 million of additional professional fees.

Interest Income. Interest income for the three-month period ended September 30, 2008 was $0.1 million and increased an insignificant amount as compared to the same period in 2007. Interest income for the nine-month period ended September 30, 2008 was $0.4 million, an increase of $0.1 million compared to the same period in 2007. Interest income increased due to the additional cash available in our European operations.

Interest Expense. Interest expense for the three-month period ended September 30, 2008 was $3.1 million, a decrease of $0.8 million compared to the same period in 2007. The lower interest expense was primarily related to the reversal of $1.7 million of accrued interest related to the settlement of the Pullman litigation partially offset by the additional debt incurred pursuant to the Arcelor Business acquisition. Interest expense for the nine-month period ended September 30, 2008 was $14.9 million, an increase of $4.8 million compared to the same period in 2007. The higher interest expense was primarily related to the additional debt incurred pursuant to the Arcelor Business acquisition.

Litigation Award. During the three-month period ended September 30, 2008, we recognized a $16.3 million gain as a result of a favorable litigation award in a lawsuit relating to the 2006 acquisition of Pullman Industries, Inc (“Pullman”). As a result of the award, we will not pay any of the $14.0 million of contingent consideration we had reserved for payment to the former Pullman shareholders pursuant to the acquisition agreement, and received an additional $2.3 million that was held in an escrow account pending resolution of the litigation.

Loss on Extinguishment of Debt. As a result of the refinancing of the U.S. and Canadian Credit Facility term loan, we determined that a debt extinguishment had occurred and recognized a loss on debt extinguishment of approximately $0.4 million for the three-month period ended September 30, 2008. Additionally, for the nine-month period ended September 30, 2008, as a result of the convertible debt transaction with ArcelorMittal during the first quarter of 2008 we determined that a debt extinguishment had occurred and recognized a loss on debt extinguishment of approximately $0.9 million. As a result of the amendments made to our convertible subordinated notes during the first quarter of 2007, we determined that a debt extinguishment had occurred and recognized a loss on debt extinguishment of approximately $3.3 million during the nine-month period ended September 30, 2007.

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

Other Income, Net. Other income for the three-month period ended September 30, 2008 was $2.2 million, an increase of $2.1 million compared to the same period in 2007. Other income for the nine-month period ended September 30, 2008 was $5.2 million, an increase of $3.9 million compared to the same period in 2007. Other income for the three-month period ended September 30, 2008 primarily included a $1.9 million gain related to the sale of our investment in SET Enterprises, Inc. (“SET”) and a foreign currency gain of $0.2 million. Other income for the three-month period ended September 30, 2007 included dividend income of $0.4 million and management fee income of $0.2 million from SET offset by foreign currency losses of $0.5 million. Other income for the nine-month period ended September 30, 2008 primarily included dividend income of $1.3 million and management fee income of $0.3 million from SET, $1.9 million related to the sale of our investment in SET, foreign currency gains of $0.9 million, and commission income from our joint venture in Shanghai, China of $0.8 million. Other income for the nine-month period ended September 30, 2007 included dividend income of $1.6 million and management fee income of $0.6 million from SET offset by foreign currency losses of $0.8 million.

Income Tax Benefit. Income tax benefit for the three-month periods ended September 30, 2008 and 2007 was $3.5 million and $1.5 million, respectively. Income tax benefit for the nine-month periods ended September 30, 2008 and 2007 was $5.5 million and $1.3 million, respectively. The tax benefits recorded during 2008 and 2007 are largely attributable to significant non-recurring transactions. For example a $1.4 million tax benefit was recorded on the loss attributable to debt extinguishment during the first quarter of 2007. A $5.8 million tax benefit was recorded that is attributable to income arising from a litigation award during the third quarter of 2008. Excluding these tax benefits, the effective tax rate for the three-month period ended September 30, 2007 was 32% compared to 113% for the same period in 2008. The effective tax rate for the nine-month period ended September 30, 2007 was 12% (excluding the tax benefit for the loss from extinguishment of debt) compared to 3% for the same period in 2008 (excluding the tax benefit of the litigation award). The effective tax rate for the three and nine-month periods ended September 30, 2008 was significantly impacted by a local country profits exemption realized by a foreign subsidiary offset by an increase in taxes due to the introduction of the new Mexican flat tax regime, an increase in valuation allowances at certain foreign subsidiaries and reversal of the valuation allowance attributable to the SET stock investment.

Minority Interest, Net of tax. Minority interest represents our partner’s 49% share of the net earnings (loss) from our facility in Silao, Mexico. Minority interest for the three- and nine-month periods ended September 30, 2008 was insignificant and $0.5 million, respectively. Minority interest for the three- and nine-month periods ended September 30, 2007 was $0.2 million and $0.7 million, respectively.

Equity Loss, Net of Tax. Equity loss for both the three- and nine-month periods ended September 30, 2008 was $0.3 million. Equity loss for the three- and nine-month periods ended September 30, 2007 was $0.2 million and $0.4 million, respectively. For both periods, the change is primarily a result of discontinuing the application of the equity method of accounting for our investment in SET in January 2008, as our investment in SET was previously reduced to zero.

Net Earnings. As a result of the foregoing factors, our net earnings for the three-month period ended September 30, 2008 were $5.3 million, an increase of $8.8 million, or 248.2%, compared to the same period in 2007. Net earnings for the nine-month period ended September 30, 2008 were $12.2 million, an increase of $14.1 million, or 749.2%, compared to the same period in 2007.

Liquidity and Capital Resources

Our cash requirements have historically been satisfied through a combination of cash flow from operations, equity issuances and debt financings. Working capital needs and capital equipment requirements have increased as a result of our growth. Future requirements for working capital and capital equipment expenditures are expected to be met primarily from cash flow from operations, equity issuances or debt financing. However, for the reasons stated in the “Outlook” section of this MD&A, we cannot give any assurance that these sources will provide adequate liquidity to meet our future working capital and capital equipment expenditure requirements. As of September 30, 2008, we had net working capital of $50.0 million.

Cash Flows

Net cash provided by operating activities increased $57.2 million to $73.0 million for the nine-month period ended September 30, 2008 from $15.8 million for the nine-month period ended September 30, 2007. This $57.2 million increase was driven by $21.4 million of additional cash provided by our net income (loss) adjusted for non-cash items and by $35.8 million of additional cash provided by changes in net working capital. The increase in cash provided by our net income adjusted for non-cash items was driven by our growth activities in the latter half of 2007, primarily the Arcelor Business acquisition. The increase in cash provided by changes in net working capital in the nine month period ended September 30, 2008 was primarily driven by a reduction of inventory levels.

Net cash used in investing activities decreased $105.6 million to $24.8 million for the nine-month period ended September 30, 2008 from $130.4 million for the nine-month period ended September 30, 2007. The cash used in investing activities for the nine-month period ended September 30, 2007 primarily related to $109.4 million of cash used to fund the acquisition of the Arcelor Business. Excluding this item, the remaining change was primarily related to increased purchases of property, plant and equipment in 2008.

Net cash (used in) provided by financing activities decreased $163.5 million to ($46.0) million for the nine-month period ended September 30, 2008 from $117.5 million for the nine-month period ended September 30, 2007. The cash provided by operating activities for the nine-month period ended September 30, 2007 was primarily due to $117.1 million of borrowings necessary to fund the acquisition of the Arcelor Business. Excluding this item, the remaining change was primarily driven by $135.1 million of debt payments, partially offset by $93.7 million of proceeds from borrowings during 2008.

Primary Credit Facilities

We maintain a $70.0 million term loan and a $40.0 million revolving credit facility through a syndicate of commercial banks (collectively, the “U.S. and Canadian Credit Facility”). The U.S. and Canadian Credit Facility is subject to customary financial and other covenants, including, but not limited to, limitations on debt, consolidations, mergers, and sales of assets, and bank approval on acquisitions over $15.0 million. On February 15, 2008, we entered into a limited waiver letter with respect to our compliance with certain financial covenants as of December 31, 2007. On March 20, 2008, we entered into a sixth amendment with the syndicate of commercial banks permitting us, among other things, to incur $50.0 million of subordinated debt as part of a convertible debt financing with ArcelorMittal, revise the levels of certain financial covenants and ratios and to reduce the amount of scheduled principal payments. See “Item 1. Financial Statements; Note 8 – Long-Term Debt” for additional information regarding the modifications to our U.S. and Canadian Credit Facility.

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

On September 19, 2008, we entered into a seventh amendment to the U.S. and Canadian Credit Facility which, among other things, (i) permitted the Company to consummate a $12.5 million loan transaction with General Electric Capital Corporation, with the proceeds used to pay off its term loan ($11.3 million) and to repay a portion of its revolving credit facility ($1.2 million), (ii) permitted the Company to consummate an intercompany transfer of its Australian subsidiary, (iii) reduced the revolving credit commitment from $50 million to $40 million and provided that the Company maintain at least $5 million in unused revolving credit availability, (iv) revised the definition and levels of certain financial covenants and ratios, including consolidated tangible net worth and consolidated EBITDA to interest and debt service coverage ratio, and (v) eliminated certain other financial covenants.

We maintain a €78.0 million term loan (“European Term Loan”) and a €40.0 million revolving credit facility (together with the European Term Loan, the “European Credit Facility”) with a syndicate of banks. On March 28, 2008, we entered into an agreement with respect to our European Credit Facility. Pursuant to the agreement, the lenders agreed, among other things, to waive any default or event of default arising solely from our failure to comply with certain financial covenants as of December 31, 2007. This waiver was effective until May 2, 2008, at which date we would have been in default absent a €20.0 million prepayment on the European Term Loan. The prepayment was funded on May 2, 2008 by the proceeds of a €20.0 million subordinated note provided to us by ArcelorMittal. The convertible subordinated note expires 10 days after the expiration of the European Credit Facility (currently August 31, 2012), bears interests at EURIBOR plus an initial margin of 1.80% and requires interest payments at the end of every June and December. Our agreement with our European lenders allowed for the prepayment to be included as of March 31, 2008 for the purpose of calculating covenants. As such, we were in compliance with all of our financial covenants related to the European Credit Facility as of March 31, 2008. The Company remains in compliance as of September 30, 2008.

Covenant Compliance

The U.S. and Canadian Credit Facility and the GE Loan each include, among other covenants, a debt service coverage covenant. For the reasons stated in the “Outlook” section of this MD&A, we can give no assurance that we will comply with that covenant as of December 31, 2008.

In addition, compliance with certain covenants under each of our credit facilities described in this Report will be increasingly unlikely as time passes in 2009, absent a waiver or amendment from our lenders, unless we restructure our existing debt or obtain other financial support. We have been pursuing these actions and have been successful in securing waivers and amendments with respect to previous covenant violations, but we can give no assurance in this regard with respect to any future violations.

Any covenant violation that is not waived or timely cured could result in serious adverse consequences for our business. In such circumstances, our lenders might stop lending to us, might call for redemption outstanding loans to us and might exercise other rights and remedies against us and our assets. These actions may, in turn, result in defaults under unrelated agreements, including our subordinated debt instruments. Any such scenario would render us insolvent and would make it extremely difficult, if not impossible, for us to continue to operate our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We are exposed to the impact of foreign currency fluctuations. International revenues from our foreign subsidiaries were approximately 64.8% of net sales for the nine months ended September 30, 2008. Our primary foreign currency exposures are the Canadian Dollar, Mexican Peso, Euro, UK Sterling and Australian Dollar. In general, where possible, we manage our exposures to foreign currency assets, liabilities and earnings primarily by funding certain foreign currency denominated assets with liabilities in the same currency and matching revenues with expenses in the same currency, and as such, certain exposures are naturally offset. However, as of September 30, 2008, our Mexico operations, whose functional currency is the Mexican Peso, had net U.S. Dollar liability exposure of approximately $9.3 million. Based upon this exposure, for every one percent increase (decrease) in the value of the Mexican Peso versus the U.S. Dollar, we would recognize a foreign currency transaction gain (loss) of approximately $0.1 million. We recognized a foreign exchange transaction gain (loss) of $0.2 million and ($0.5) million for the three-month periods ended September 30, 2008 and 2007, respectively and a foreign exchange transaction gain (loss) of $0.9 million and ($0.8) million for the nine-month periods ended September 30, 2008 and 2007, respectively.

Interest Rate Sensitivity

Our financial results are affected by changes in U.S. and foreign interest rates due primarily to our various credit facilities containing variable interest rates when we borrow under these credit facilities. The balance of our variable interest rate debt as of September 30, 2008 was $116.8 million. Based upon this exposure, and including the effects of our interest rate swap, for every annualized one percent increase (decrease) in the U.S. and foreign interest rates, we would recognize an additional annualized interest expense (benefit) of $0.7 million.

We invest any excess cash balances in overnight and other short-term investments that may be impacted by changes in interest rates. We do not hold any other financial instruments that are subject to market risk (interest rate risk and foreign exchange rate risk).

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, with the participation of management, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report.

Based upon this evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2008 due to the fact that one of the material weaknesses reported in our Annual Report on Form 10-K and on Form 10-K/A for the period ended December 31, 2007 has not been remediated as of the date of this Report.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2008, we designed and implemented internal controls at locations acquired from ArcelorMittal as part of the Arcelor Business acquisition in August 2007.

To address the quantity of accounting personnel at our roll-forming business headquarters location during the quarter ended September 30, 2008, we have continued to perform additional reviews and analyses, but as of the date of this Report, the material weakness has not been fully remediated.

Except as described above, there have been no other changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

On March 19, 2007, the former shareholders of Pullman (“Plaintiffs”), filed a lawsuit against Noble and Noble Tube Technologies, LLC, the Company’s wholly-owned subsidiary (“Noble Tube”), in Oakland County Circuit Court in the State of Michigan. The complaint alleged that Noble Tube stated that it was withholding certain contingent consideration otherwise due to Plaintiffs in connection with the Company’s acquisition of Pullman in 2006 by reason of alleged breaches by the Plaintiffs of the parties’ October 13, 2006 Purchase Agreement (the “Stock Purchase Agreement”). The Plaintiffs sought among other things, a declaratory judgment that Noble Tube was obligated to pay such consideration. Noble Tube filed a counterclaim alleging that the Plaintiffs intentionally breached certain representations and warranties contained in Stock Purchase Agreement. In its counterclaim, Noble Tube requested damages suffered by Noble Tube as a result of such breaches. The case was sent to a special case evaluation panel in August of 2008. The panel granted an award to Noble Tube which released it from any obligation to pay the $14 million of contingent consideration to the Plaintiffs. Additionally, Noble Tube received approximately $2.3 million that was held in an escrow account as funds to cover potential breaches of the Stock Purchase Agreement. The award was agreed to, and finalized on September 4, 2008. Finally, as a result of the award, the Company reversed approximately $1.7 million of accrued interest it had reserved for payment to the Plaintiffs in the event that the Plaintiffs had prevailed in the litigation. The case was dismissed by the court on September 19, 2008.

We are subject to ordinary, routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the course of our business. The ultimate outcome of any litigation is uncertain. Unfavorable outcomes could have adverse effects on our business, results of operations and financial condition. However, we do not believe that any of these pending proceedings would have effects that are materially adverse to our business, results of operations or financial condition if ultimately decided adversely to us.

Item 1A.	Risk Factors

In this Item 1A, we have updated and restated the first, second, eighth, ninth and twelfth risk factors disclosed in “Item 1A. Risk Factors” of Part I of our Form 10-K. Except as so revised, there have been no material changes from the risk factors as previously disclosed.

Our business is subject to all of the risks associated with substantial leverage, including that our available cash may not be adequate to make required payments under our credit facilities. We are subject to certain financial and other restrictive covenants contained in our credit facilities and we are likely to be in violation of these covenants in the near future unless we can obtain waivers or other relief from our lenders, which is not assured. To finance our operations, including costs related to various acquisitions, we have incurred indebtedness, including the U.S. and Canadian Credit Facility, the GE Loan and the European Credit Facility described in this Report. These credit facilities are subject to customary financial and other covenants, including, but not limited to, limitations on debt, consolidations, mergers, sales of assets and bank approval on certain acquisitions. Our credit facilities are also secured by the equity interests of our subsidiaries and substantially all of our assets. In February 2008, we entered into a limited waiver letter with respect to our compliance as of December 31, 2007 with certain financial covenants contained in our credit facilities. In March 2008 and again in September 2008, we entered into amendments to our U.S. and Canadian Credit Facility that, among other things, revised the levels of certain financial covenants and ratios and eliminated certain financial covenants. We were in compliance with all of our financial covenants under the U.S. and Canadian Credit Facility,

GE Loan and the European Credit Facility as of September 30, 2008. We were in violation of our financial covenants under the Mexican Credit Facility as of September 30, 2008, but we have received a waiver of any defaults resulting therefrom.

The U.S. and Canadian Credit Facility and the GE Loan each include, among other covenants, a debt service coverage covenant. For the reasons stated in the “Outlook” section of this MD&A, we can give no assurance that we will comply with that covenant as of December 31, 2008.

In addition, compliance with certain covenants under each of our credit facilities described in this Report will be increasingly unlikely as time passes in 2009, absent a waiver or amendment from our lenders, unless we restructure our existing debt or obtain other financial support. Any covenant violation that is not waived or timely cured could result in serious adverse consequences for our business. In such circumstances, our lenders might stop lending to us, might call for redemption outstanding loans to us and might exercise other rights and remedies against us and our assets. These actions may, in turn, result in defaults under unrelated agreements, including our subordinated debt instruments. Any such scenario would render us insolvent and would make it extremely difficult, if not impossible, for us to continue to operate our business.

Our business has been adversely affected by our failure to retain business. If in the future we continue to fail to secure contracts on new and redesigned model introductions, our business will continue to be adversely affected. Our vehicle manufacturing product lines are subject to change as our customers, including both OEMs and Tier I suppliers, introduce new or redesigned products. We compete for new business both at the beginning of the development phase of new vehicle models, which generally begins two to five years prior to the marketing of such models to the public, and upon the redesign of existing models. We had significant contracts to sell parts for use in vehicle manufacturing platforms that expired during the three months ended September 30, 2008 and were not renewed. In some cases, a contract for future business was given to one of our competitors. In other cases, the customer decided either to manufacture a replacement for our product itself or to dispense with that product altogether. The resulting decline in revenue that we expect as a result of the losses of these contracts will adversely affect our results of operations and financial condition, including our short-term liquidity. Our net sales will be adversely affected if we fail to obtain business on new models, if we experience additional failures to retain or increase business on redesigned existing models, if our customers do not successfully introduce new products incorporating our products or if market demand for these new products does not develop as anticipated.

Our business faces substantial competition. Markets for all of our products are extremely competitive. We compete based upon a variety of factors, including engineering, product design, process capability, quality, cost, delivery and responsiveness. In addition, with respect to certain of our products, we face competition from divisions of our OEM customers. As noted above, during the three months ended September 30, 2008, we had significant contracts to sell parts for use in vehicle manufacturing platforms that expired and were not renewed. In each case, the contract for future business was given to a competitor of the Company or the customer decided either to manufacture a replacement for our product itself or to dispense with that product altogether. Our business has been and will continue to be adversely affected by competition. We may not be able to recover profitability in this environment.

We are subject to U.S. and global economic risks and uncertainties. Demand in the vehicle manufacturing industry is significantly dependent on the U.S. and the global economies, and our business and profitability are exposed to current and future uncertainties. Business conditions facing North American and European vehicle manufacturers have deteriorated significantly due to on-going and intensifying macroeconomic trends and conditions that we cannot control or influence. These negative trends and conditions include the housing crisis, the credit crisis, troubled capital markets, volatile commodity prices and plunging consumer confidence. These trends and conditions are having, and are expected to continue to have, significant adverse effects on OEM parts suppliers. Our net sales are impacted by vehicle retail inventory levels and production schedules. OEM customers have significantly reduced their production and inventory levels due to the uncertain economic environment. It is extremely difficult to predict future production rates and inventory levels for our OEM customers. Additional declines in production rates and inventory levels are likely in 2009 and will result in lower revenues for OEM parts suppliers such as us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

At our annual meeting on July 17, 2008, the following matters were voted upon:

		Shares Voted For	Shares Withheld	Shares Abstained	Broker Non-Votes
1	Election of Directors for a one year term
	Richard P. McCracken	21,777,233	168,610	—	—
	Jean-François Crancée	21,482,916	462,927	—	—
	Jean-Luc Maurange	21,283,916	462,927	—	—
	Philippe Landron	21,725,854	219,989	—	—
	Gerard Picard	21,766,221	179,622	—	—
	James R. Thomas	21,887,833	57,960	—	—
	Thomas L. Saeli	21,493,928	451,915	—	—
2	Approval of the issuance of common stock to ArcelorMittal upon conversion of our 6.00% Convertible Subordinated Note Due March 20, 2013 to the extent the number of shares issued equals or exceeds 20% of our common stock outstanding as of March 20, 2008	20,210,634	103,066	6,738	1,625,405
3	Ratification of Deloitte and Touche LLP as our independent registered public accounting firm	20,565,715	1,378,127	1,000	—
4	Adjournment of the annual meeting to a later date, if necessary, to permit further solicitation of proxies in the event there are not sufficient votes at the time of the annual meeting to approve the other proposals	20,768,680	1,173,569	3,529	—

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Office (Principal Executive Officer) and the Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350.

99.1	Joint Venture Agreement dated as of October 7, 2008 among Noble European Holdings B.V., Sumitomo Corporation, Sumitomo Corporation of America, Sumitomo Corporation Thailand, Ltd and Thai Steel Service Center Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE INTERNATIONAL, LTD.

Dated: November 5, 2008	By:	/S/ DAVID J. FALLON
David J. Fallon
Chief Financial Officer